Form 10-Q
period 2014-09-30
Identiv, Inc.
filed 2014-11-14
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-29440

IDENTIV, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0444317
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

39300 Civic Center Drive, Suite 140

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

At November 7, 2014, 10,642,635 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Audited; in thousands, except par value)

	September 30,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$41,126	$5,095
Accounts receivable, net of allowances of $163 and $131 as of September 30, 2014 and December 31, 2013	11,967	13,289
Inventories	8,716	8,995
Prepaid expenses	1,040	957
Other current assets	1,457	1,766
Current assets of discontinued operations	-	2,727
Total current assets	64,306	32,829
Property and equipment, net	5,631	5,888
Goodwill	8,900	8,991
Intangible assets, net	9,094	10,184
Other assets	1,057	867
Total assets	$88,988	$58,759
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$6,838	$9,353
Liability to related party	1,029	1,073
Financial liabilities	2,083	2,971
Deferred revenue	444	729
Accrued compensation and related benefits	2,703	3,383
Other accrued expenses and liabilities	5,115	5,239
Current liabilities of discontinued operations	—	1,630
Total current liabilities	18,212	24,378
Long-term liability to related party	5,287	5,648
Long-term financial liabilities	11,842	3,051
Other long-term liabilities	679	938
Total liabilities	36,020	34,015
Commitments and contingencies (see Note 14)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized;
10,667 and 7,507 shares issued and 10,605 and 7,445 outstanding as of September 30, 2014 and December 31, 2013, respectively	11	8
Additional paid-in capital	388,295	348,912
Treasury stock, 62 shares as of September 30, 2014 and December 31, 2013	(2,777)	(2,777)
Accumulated deficit	(332,467)	(320,876)
Accumulated other comprehensive income	1,647	1,227
Total Identiv, Inc. stockholders' equity	54,709	26,494
Noncontrolling interest	(1,741)	(1,750)
Total stockholders´ equity	52,968	24,744
Total liabilities and stockholders´equity	$88,988	$58,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net revenue	$22,712	$20,909	$61,867	$54,745
Cost of revenue	12,840	10,945	36,463	30,019
Gross profit	9,872	9,964	25,404	24,726
Operating expenses:
Research and development	1,813	1,643	5,046	5,206
Selling and marketing	5,078	4,527	15,844	13,972
General and administrative	3,685	3,845	9,595	11,002
Impairment of long-lived assets	—	178	—	178
Impairment of goodwill	—	10,935	—	10,935
Restructuring and severance	1,825	1,252	2,874	1,252
Total operating expenses	12,401	22,380	33,359	42,545
Loss from operations	(2,529)	(12,416)	(7,955)	(17,819)
Non-operating income (expense):
Interest expense, net	(564)	(387)	(3,154)	(1,603)
Foreign currency (loss) gain, net	(700)	284	(952)	461
Loss from continuing operations before income taxes and noncontrolling interest	(3,793)	(12,519)	(12,061)	(18,961)
Income tax provision	(94)	(363)	(149)	(256)
Loss from continuing operations before noncontrolling interest	(3,887)	(12,882)	(12,210)	(19,217)
Income (loss) from discontinued operations, net of income taxes	2	(12,653)	546	(14,380)
Consolidated net loss	(3,885)	(25,535)	(11,664)	(33,597)
Less: Loss attributable to noncontrolling interest	38	1,322	73	1,708
Net loss attributable to Identiv, Inc. stockholders´ equity	$(3,847)	$(24,213)	$(11,591)	$(31,889)
Basic and diluted net loss per share attributable to Identiv, Inc. stockholders´ equity:
Loss from continuing operations	$(0.46)	$(1.69)	$(1.52)	$(2.75)
Income (loss) from discontinued operations	0.00	(1.84)	0.07	(2.26)
Net loss	$(0.46)	$(3.53)	$(1.45)	$(5.01)
Weighted average shares used to compute basic and diluted loss per share	8,423	6,852	7,971	6,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Consolidated net loss	$(3,885)	$(25,535)	$(11,664)	$(33,597)
Other comprehensive income (loss), net of income taxes of nil:
Unrealized gain on defined benefit plans	—	18	—	55
Foreign currency translation adjustment	321	(238)	502	(697)
Total other comprehensive income (loss), net of income taxes of nil	321	(220)	502	(642)
Consolidated comprehensive loss	(3,564)	(25,755)	(11,162)	(34,239)
Less: Comprehensive (loss) income attributable to noncontrolling interest	(30)	1,312	(9)	1,764
Comprehensive loss attributable to Identiv, Inc. Stockholders´ equity	$(3,594)	$(24,443)	$(11,171)	$(32,475)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Nine Months Ended September 30, 2014

(In thousands)

(unaudited)

	Identiv, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2013	7,507	$8	$348,912	$(2,777)	$(320,876)	$1,227	$(1,750)	$24,744
Net loss	—	—	—	—	(11,591)	—	(73)	(11,664)
Other comprehensive loss	—	—	—	—	—	420	82	502
Issuance of common stock in connection with common stock offerings	2,803	3	35,741	—	—	—	—	35,744
Issuance of common stock in connection with ESPP	7	—	35	—	—	—	—	35
Issuance of common stock in connection with stock bonus and incentive plans	42	—	428	—	—	—	—	428
Stock option grants in connection with stock bonus and incentive plans	—	—	68	—	—	—	—	68
Issuance of common stock in connection with exercise of options and warrants	303	—	859	—	—	—	—	859
Stock-based compensation expense	5	—	996	—	—	—	—	996
Modification of equity awards	—	—	350	—	—	—	—	350
Issuance of warrants	—	—	906	—	—	—	—	906
Balances, September 30, 2014	10,667	$11	$388,295	$(2,777)	$(332,467)	$1,647	$(1,741)	$52,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(11,664)	$(33,597)
Gain on sale of discontinued operations	(459)	—
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	—	(99)
Depreciation and amortization	2,255	2,981
Impairment of goodwill and long-lived assets	—	22,947
Accretion of interest to related party liability	432	470
Amortization of debt issuance costs	2,050	502
Stock-based compensation expense	996	1,139
Modification of stock awards	350	—
Other	84	366
Changes in operating assets and liabilities:
Accounts receivable	285	(702)
Inventories	(24)	(2,001)
Prepaid expenses and other assets	(101)	412
Accounts payable	(1,899)	2,377
Liability to related party	(837)	(799)
Deferred revenue	(264)	396
Accrued expenses and other liabilities	(476)	3,511
Net cash used in operating activities	(9,272)	(2,097)
Cash flows from investing activities:
Capital expenditures	(1,159)	(1,456)
Proceeds from sale of business	1,395	—
Net cash provided by (used in) investing activities	236	(1,456)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	16,000	—
Proceeds from capital raise, net of issuance costs	36,165	9,053
Proceeds from issuance of common stock under employee stock purchase plan and options and warrants exercise	894	132
Payments on financial liabilities	(8,919)	(2,858)
Other	—	(72)
Net cash provided by (used in) financing activities	44,140	6,255
Effect of exchange rates on cash and cash equivalents	911	(539)
Net (decrease) increase in cash and cash equivalents	36,015	2,163
Cash and cash equivalents of continuing operations, at beginning of period	5,095	6,109
Add: Cash and cash equivalents of discontinued operations, at beginning of period	16	1,269
Less: Cash and cash equivalents of discontinued operations, at end of period	—	2,710
Cash and cash equivalents of continuing operations, at end of period	$41,126	$6,831
Non-cash investing and financing activities:
Leasehold improvements funded by lease incentives	$—	$508
Common stock issued in connection with stock bonus and incentive plans	$356	$55
Stock option grants issued in connection with stock bonus and incentive plans	$37	$48
Warrant issued to non-employee	$82	$—
Property and equipment subject to accounts payable	$42	$351

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identiv, Inc. (“Identiv” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The Company may experience significant variations in demand for its products quarter to quarter and typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results.

Reverse Stock Split — On May 22, 2014, the shareholders approved, and the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware effecting, a one-for-ten reverse split of the Company's common stock, par value $0.001 (the “Reverse Stock Split”). The Reverse Stock Split did not change the par value of the Company’s common stock, the Company’s authorized shares of common stock or preferred stock. Upon the effectiveness of the Reverse Stock Split, the Company’s issued shares of common stock decreased from approximately 80 million to approximately 8 million shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. All share, per share and stock option information in the accompanying unaudited condensed consolidated financial statements and the notes thereto have been restated for all periods to reflect the Reverse Stock Split.

Discontinued Operations — Financial information related to certain divested businesses of the Company is reported as discontinued operations for all periods presented as discussed in Note 2, Discontinued Operations. Reclassifications of prior period amounts related to discontinued operations have been made to conform to the current period presentation.

Correction of Prior Period Errors — In connection with the preparation of its unaudited condensed consolidated financial statements for the quarter ended September 30, 2013, the Company identified an error related to the classification of cash paid for interest on financial liabilities in the condensed consolidated statements of cash flows. The cash paid for interest on financial liabilities was presented as cash outflows from financing activities, which should have been presented as cash outflows from operating activities in the condensed consolidated statements of cash flows in the Company’s Form 10-Q filing for the six months ended June 30, 2013. The amounts for the nine months ended September 30, 2013 have been adjusted to correct the impact of such error. Using both quantitative and qualitative measures, the Company believes that the impact of this error was immaterial, individually and in aggregate, to the unaudited condensed consolidated financial statements for the nine months ended September 30, 2013 and therefore an amendment to the Form 10-Q for the nine months ended September 30, 2013 was not considered necessary.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern”, (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on our condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015.  Early adoption is permitted.  Our adoption of ASU 2014-12 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers" (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. It is effective for annual periods beginning on or after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our condensed consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

In addition, during the fourth quarter of 2013, the Company committed to sell its Rockwest Technology Group, Inc. d/b/a/ Multicard US (“Multicard US”) subsidiary to George Levy, Matt McDaniel and Hugo Garcia (the “Buyers”), the founders and former owners of the Multicard US business. The sale of the Multicard US subsidiary was completed on February 4, 2014 and was made pursuant to a Share Purchase Agreement dated January 21, 2014 between the Company and the Buyers whereby the Company agreed to sell 80.1% of the shares of its holdings in Multicard US, to the Buyers for cash consideration of $1.2 million. Based on the carrying value of the assets and the liabilities attributed to Multicard US on the date of sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $0.4 million, net of income taxes of nil, in the condensed consolidated statement of operations for the nine months ended September 30, 2014, which is included in income (loss) from discontinued operations, net of income taxes.

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

In accordance with ASC Topic 205-20, Discontinued Operations (“ASC 205”), for the three and nine months ended September 30, 2014 and 2013, the results of these businesses have been presented as discontinued operations in the condensed consolidated statements of operations and all prior periods have been reclassified to conform to this presentation. The assets and liabilities of discontinued operations have been reclassified and are segregated as assets and liabilities of discontinued operations in the condensed consolidated balance sheet as of December 31, 2013.

The key components of income (loss) from discontinued operations consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues	$-	$5,359	$1,276	$16,182
Discontinued operations:
Income (loss) from discontinued operations, net of income taxes of nil	$(8)	$(12,653)	$87	$(14,380)
Adjustments to amounts reported previously for gain on sale of discontinued operations, net of income taxes of nil	(3)	—	(57)	—
Gain on sale of discontinued operations, net of income taxes of nil	13	—	516	—
Income (loss) from discontinued operations, net of income taxes	$2	$(12,653)	$546	$(14,380)

The following table summarizes the assets and liabilities of discontinued operations (in thousands):

	September 30,	December 31,
	2014	2013
Assets:
Cash	$—	$16
Accounts receivable, net	—	787
Inventories	—	574
Other current assets	—	27
Property and equipment	—	13
Goodwill	—	1,310
Total assets of discontinued operations	$—	$2,727
Liabilities:
Accounts payable	$—	$418
Deferred revenue	—	966
Accrued Expenses and other liabilities	—	246
Total liabilities of discontinued operations	$—	$1,630

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2014 and December 31, 2013, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of September 30, 2014 and December 31, 2013.

The Company’s only liability measured at fair value on a recurring basis is the contingent consideration related to the acquisition of idOnDemand. The sellers of idOnDemand are eligible to receive limited earn-out payments (“Contingent Consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of the acquisition agreement. The fair value of the Contingent Consideration is based on achieving certain revenue and profit targets as defined under the acquisition agreement. These contingent payments are probability weighted and are discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the Contingent Consideration is classified as a Level 3 measurement because it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of Contingent Consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the Contingent Consideration at each reporting period. The fair value of the Contingent Consideration is classified as a liability and is re-measured each reporting period in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”). As of September 30, 2014 and December 31, 2013, the maximum possible amount payable for Contingent Consideration related to the April 2011 acquisition of idOnDemand was $5.0 million; however, the earn-out liability remains zero at September 30, 2014 and December 31, 2013 as there is no future expectation of earn-out payments and there were no significant changes in the range of outcomes for such contingent consideration.

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

As of September 30, 2014 and December 31, 2013, the Company had $0.3 million and zero, respectively, of privately-held investments measured at fair value on a nonrecurring basis and were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. During the three months ended September 30, 2014, the Company determined that no privately-held investments were impaired. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2014 and December 31, 2013, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, and accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

4. Stockholders’ Equity of Identiv

Reverse Stock Split

As previously stated, on May 22, 2014, the shareholders approved, and the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware effecting a Reverse Stock Split. The Reverse Stock Split did not change the par value of the Company’s common stock or the Company’s authorized shares of common stock and its authorized shares of preferred stock. Upon the effectiveness of the Reverse Stock Split, the Company’s issued shares of common stock decreased from approximately 80 million to approximately 8 million shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock.

Private Placement

On August 14, 2013, in a private placement, the Company issued 834,847 shares of its common stock at a price of $8.50 per share and warrants to purchase an additional 834,847 share of its common stock at an exercise price of $10.00 per share (the “2013 Private Placement Warrants”) to accredited and other qualified investors (the “Investors”). Aggregate gross consideration was $7.1 million and $0.8 million in issuance costs were recorded in connection with the private placement. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor. The sale was made to Investors in the United States and internationally in reliance upon available exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”) including Section 4(a) (2) thereof and Regulation D and Regulation S thereunder, as well as comparable exemptions under applicable state and foreign securities laws. The Company engaged a placement agent in connection with private placement outside the United States. As compensation at closing, the Company paid $0.6 million in cash and issued 100,000 shares of common stock to the placement agent on the same terms as those sold to Investors in the offering. In addition, the placement agent was issued warrants to purchase 100,000 shares of common stock at an exercise price of $10.00 per share as bonus compensation. The securities were issued to the placement agent in reliance upon available exemptions from the registrations requirements of the Securities Act, including Regulation S thereunder. As agreed, in September 2013 the Company filed a registration statement on Form S-3 (Registration No. 333-19105076) with the SEC to register the resale of the shares of common stock and any shares of common stock issuable upon exercise of the 2013 Private Placement Warrants.

The 2013 Private Placement Warrants have a term of four years and are exercisable beginning six months following the date of issuance. Any 2013 Private Placement Warrants, or portion thereof, not exercised prior to the expiration date will become void and of no value and such warrants shall be terminated and no longer outstanding. The number of shares issuable upon exercise of the 2013 Private Placement Warrants is subject to adjustment for any stock dividends, stock splits or distributions by the Company, or upon any merger or consolidation or sale of assets of the Company, tender or exchange offer for the Company’s common stock, or a reclassification of the Company’s common stock. The Company calculated the fair value of the 2013 Private Placement Warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 91.57%, risk-free interest rate of 1.08%, no dividend yield, and an expected life of four years. The fair value of the 2013 Private Placement Warrants was determined to be $4.0 million. The 2013 Private Placement warrants are classified as equity in accordance with ASC Topic 505, Equity (“ASC 505”) as the warrants, if exercised, will be settled in shares and are within the control of the Company. During the nine months ended September 30, 2014, the Company issued 58,822 shares of its common stock upon cash exercise and 217,599 shares of common stock upon cashless exercise of 477,375, 2013 Private Placement Warrants.

Sale of Common Stock

On September 16, 2014, the Company entered into an underwritten public offering of 2,000,000 shares of its common stock at a public offering price of $15.00 per share and also granted the underwriter a 30-day option to purchase up to an additional 300,000 shares of common stock to cover overallotments, if any (the “Public Offering”). The Public Offering was made pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-195702), filed with the SEC in accordance with the provisions of the Securities Act and declared effective on May 14, 2014, and the prospectus supplement thereto dated September 11, 2014. The Company received net proceeds of approximately $31.6 million from the sale of 2,300,000 shares of common stock in the Public Offering, after deducting the underwriting discount of $2.5 million and estimated offering expenses of $0.4 million. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes, including the acquisition of, or investment in, companies, technologies, products or assets that complement Identiv’s business.

On April 16, 2013, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“LPC”), pursuant to which the Company was granted the right to sell to LPC up to $20.0 million in shares of the Company’s common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. As consideration for entering into the Purchase Agreement, the Company agreed to issue to LPC 25,180 shares of common stock and was required to issue up to 32,374 additional shares of common stock on a pro rata basis for any additional purchases the Company required LPC to make under the Purchase Agreement over its duration (together the “Commitment Shares”). The Company would not receive any cash proceeds from the issuance of the Commitment Shares.

Pursuant to the Purchase Agreement, upon the satisfaction of all of the conditions to the Company’s right to commence sales under the Purchase Agreement, LPC initially purchased $2.0 million in shares of common stock at $11.40 per share on April 17, 2013. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, the Company had the right, from time to time, at its sole discretion and subject to certain conditions to direct LPC to purchase up to 10,000 shares of common stock, up to an aggregate amount of an additional $18.0 million (subject to certain limitations). The purchase price of shares of common stock pursuant to the Purchase Agreement would be based on prevailing market prices of common stock at the time of sale without any fixed discount, and the Company would control the timing and amount of any sales of common stock issued to LPC, but in no event would shares be sold to LPC on a day the common stock closing price was less than $5.00 per share, subject to adjustment. In addition, the Company could direct LPC to purchase additional amounts as accelerated purchases if on the date of a regular purchase the closing sale price of the common stock was not below $7.50 per share. The Company used the net proceeds from this offering for working capital and other general corporate purposes.

All shares of common stock issued and sold to LPC under the Purchase Agreement were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-195702), filed with the SEC in accordance with the provisions of the Securities Act and declared effective on May 14, 2014, and the prospectus supplement thereto dated May 20, 2014. The Purchase Agreement contained customary representations, warranties and agreements of the Company and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There was no upper limit on the price per share that LPC could be obligated to pay for common stock under the Purchase Agreement. The Company had the right to terminate the Purchase Agreement at any time, at no cost or penalty.

On April 17, 2013, LPC initially purchased 175,438 shares of common stock at $11.40 per share for a net consideration of $1.5 million after recording $0.5 million in underwriting discounts, legal fees and issuance costs. As stipulated in the Purchase Agreement, the Company issued 28,417 shares of common stock consisting of 25,180 Commitment Shares and 3,237 additional pro-rated shares of common stock as Commitment Shares. Subsequent to the initial purchase, the Company directed LPC to purchase 250,000 shares of common stock from April 17, 2013 through December 31, 2013 for a net consideration of $1.9 million and 496,500 shares of common stock from January 1, 2014 through September 30, 2014 for a net consideration of $4.2 million and issued a total of 9,723 additional pro-rated shares as Commitment Shares.

On September 9, 2014, the Company provided written notice of termination pursuant to the terms of the Purchase Agreement between the Company and LPC to terminate the Purchase Agreement, other than those sections which survive termination. The termination was effected on September 10, 2014, one business day following delivery of the notice of termination. The Purchase Agreement provided the Company with an option to terminate the agreement for any reason or for no reason by delivering a notice to LPC, and the Company did not incur any early termination penalties in connection with the termination of the Purchase Agreement. Following the termination, LPC will continue to be a security holder of the Company.

Common Stock Warrants

In connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the Consultant Warrant was entered into and quarterly thereafter. The Consultant Warrant will expire 5 years after the date of issuance, which is August 13, 2019. In the event of an acquisition of the Company, the Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of September 30, 2014, none of the Consultant Warrants have been exercised.

In connection with the Company’s entry into a credit agreement with Opus Bank (“Opus”) as discussed in Note 9, Financial Liabilities, the Company issued Opus a warrant to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90 (the “Opus Warrant”). The Opus Warrant is immediately exercisable for cash or by net exercise and will expire 5 years after the date of issuance, which is March 31, 2019. The shares issuable upon exercise of the Opus Warrant are to be registered at the request of Opus pursuant to the Registration Rights Agreement, entered into on March 31, 2014 by the Company and Opus. As of September 30, 2014, none of the Opus Warrants have been exercised.

As consideration for the third amendment of the Loan and Security Agreement dated October 30, 2012 with Hercules Technology Growth Capital, Inc. (“Hercules”) as discussed in Note 9, Financial Liabilities, the Company issued warrants to purchase 99,208 shares of its common stock at an exercise price of $7.10 per share to Hercules on August 7, 2013 (the “Hercules Warrants”). The Hercules Warrants were issued in reliance upon exemptions from the registration requirements under the Securities Act in accordance with Section 4(a)(2) thereof. The term of the Hercules Warrants is five years and contains usual and customary terms. As of September 30, 2014, none of the Hercules Warrants have been exercised.

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

Below is the summary of outstanding warrants issued by the Company as of September 30, 2014:

Warrant Type	Warrants Outstanding	Weighted Average Exercise Price	Issue Date	Expiration Date
Consultant Warrant	85,000	$10.70	August 13, 2014	August 13, 2019
Opus Warrant	100,000	9.90	March 31, 2014	March 31, 2019
2013 Private Placement Warrant	310,540	10.00	August 14, 2013	August 14, 2017
Hercules Warrants	99,208	7.10	August 7, 2013	August 7, 2018
2010 Private Placement Warrant	369,169	26.50	November 14, 2010	November 14, 2015
Total	963,917

2011 Employee Stock Purchase Plan

In June 2011, Identiv’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). Initially, 200,000 shares of common stock were reserved for issuance over the term of the ESPP, which was ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP was automatically increased by a number equal to the lower of (i) 75,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. Under the ESPP, eligible employees could purchase shares of common stock at 85% of the lesser of the fair market value of the Company’s common stock at the beginning of, or end of the applicable offering period and each offering period lasted for six months. The plan contained an automatic reset feature under which if the fair market value of a share of common stock on any exercise date (except the final scheduled exercise date of any offering period) was lower than the fair market value of a share of common stock on the first trading day of the offering period in progress, then the offering period in progress shall end immediately following the close of trading on such exercise date, and a new offering period shall begin on the next subsequent January 1 or July 1, as applicable, and shall extend for a 24-month period ending on December 31 or June 30, as applicable. As of January 1, 2013 and 2012, respectively, the total shares reserved for issuance under the ESPP were automatically increased by 75,000 shares each in accordance with the terms of the plan. As of September 30, 2014, there are 293,888 shares reserved for future grants under the ESPP. On December 18, 2013, the Compensation Committee of the Board suspended the ESPP effective January 1, 2014.  No additional shares will be authorized and no shares will be issued under the ESPP until further notice.

Since the ESPP was suspended effective January 1, 2014, there was no stock-based compensation expense resulting from the ESPP included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

Inducement Grant

The Company granted 50,000 restricted stock units (“RSUs”) and options to purchase 300,000 shares of the Company's common stock as an inducement grant to its Chief Executive Officer (“CEO”) in connection with entering into an employment agreement on March 13, 2014 (the “Inducement Grant”). The RSUs were scheduled to vest 25 percent after one year, with the remaining shares vesting over three years in 12 equal quarterly installments. The stock options had an exercise price equal to the closing price of the Company's common stock on The NASDAQ Stock Market on the date of grant, vest 25 percent after one year with the remaining options vesting over three years in 36 equal monthly installments, and had a term of ten years. The Inducement Grant was made outside of the Company's existing equity compensation plans in reliance upon NASDAQ Rule 5635(c)(4). The fair value of stock options and RSUs included in the Inducement Grant was calculated based upon the fair market value of the Company’s stock at the date of grant.

The Company has now determined that the Inducement Grant may not have fully complied with the requirements of NASDAQ Rule 5635(c)(4). To avoid concerns about the Company’s compliance with this NASDAQ rule, our CEO and the Company have agreed to cancel these awards. To effect this cancellation, the parties entered into an Equity Award Rescission Agreement on September 8, 2014.

While the Compensation Committee approved the cancellation of the Inducement Grant to avoid concerns about full compliance with the NASDAQ rule, it nevertheless believes that it is appropriate that the Company provide share-based incentives to its CEO in recognition of his past performance and to provide appropriate and reasonable incentives for future performance. Upon the cancellation of the Inducement Grant, the Compensation Committee granted to its CEO on September 8, 2014 an award of 150,000 restricted stock units under the Company’s 2011 Incentive Compensation Plan. In addition, the Compensation Committee approved the grant to its CEO of an additional 150,000 RSUs under the 2011 Incentive Compensation Plan to become effective on January 1, 2015, provided that its CEO remains employed by the Company at that time. Both of these awards will vest in equal quarterly installments over periods of three years measured from their respective grant dates, subject to its CEO’s continued employment.

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

As of September 30, 2014, an aggregate of 17,330 options were outstanding under the Director Option Plan and 1997 Stock Option Plan, 15,742 options were outstanding under the 2000 Stock Option Plan, 81,788 options were outstanding under the 2007 Plan, and 796,201 options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of activity for the Company’s stock option plans for the nine months ended September 30, 2014 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2013	546,498	$14.90		$49,015
Granted	459,651	9.71
Cancelled or Expired	(68,544)	18.10
Exercised	(26,544)	10.23
Balance at September 30, 2014	911,061	$12.18	7.75	$3,108,693
Vested or expected to vest at September 30, 2014	788,131	$12.66	7.50	$2,576,617
Exercisable at September 30, 2014	303,564	$18.29	4.78	$460,964

The following table summarizes information about options outstanding as of September 30, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $8.40	192,601	8.74	$6.57	50,148	$7.73
$8.41 - $8.80	266,500	9.45	8.80	583	8.80
$8.81 - $12.00	254,815	8.19	11.20	97,682	11.63
$12.01 - $36.90	182,258	4.03	22.02	140,264	24.28
$36.91 - $43.40	14,887	2.32	41.49	14,887	41.49
$5.20 - $43.40	911,061	7.75	12.18	303,564	18.29

The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2014 was $11.24 and $9.71, respectively. A total of 26,544 options were exercised during the nine months ended September 30, 2014.

The weighted-average grant date fair value per option for options granted during the three and nine months ended September 30, 2013 was $7.70 and $9.30, respectively. A total of 18 options were exercised during the nine months ended September 30, 2013.

At September 30, 2014, there was $2.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 3.22 years.

Restricted Stock and Restricted Stock Units

The following is a summary of equity award activity for restricted stock and RSU activity for the nine months ended September 30, 2014:

	Number Outstanding	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2013	—	$—		$—
Granted	434,490	14.36
Vested	(47,305)	8.77
Forfeited	—	—
Balance at September 30, 2014	387,185	$15.05	2.98	$5,192,151

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 30, 2014, there was $4.1 million of total unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.98 years. As of September 30, 2014, an aggregate of 387,185 RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all stock-based compensation expense related to the ESPP, stock options and RSUs included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$12	$17	$23	$56
Research and development	55	20	91	85
Selling and marketing	121	117	165	443
General and administrative	351	99	717	510
Restructuring	-	45	-	45
Total	$539	$298	$996	$1,139

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2014 was as follows:

Exercise of outstanding stock options and vesting of RSU's	1,298,246
ESPP	293,888
Shares of common stock available for grants under the 2011 Plan	540,842
Noncontrolling interest in Bluehill AD	126,142
Warrants to purchase common stock	963,917
Contingent consideration for idOnDemand	372,856
Total	3,595,891

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2014 and 2013, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of common stock equivalents excluded from diluted loss per share relating to these securities was 669,349 common stock equivalents for the nine months ended September 30, 2014, and 447,175 common stock equivalents for the nine months ended September 30, 2013, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) at December 31, 2013 and September 30, 2014 consists of foreign currency translation adjustments of $1.2 million and $1.6 million, respectively. There were no reclassifications out of AOCI for the three and nine month period ended September 30, 2014.  The reclassifications out of AOCI for the three and nine month period ended September 30, 2013 were immaterial and have been included within results of discontinued operations in the Company’s condensed consolidated statements of operations.

5. Inventories

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	September 30,	December 31,
	2014	2013

Raw materials	$3,316	$3,464
Work-in-progress	454	261
Finished goods	4,946	5,270
Total	$8,716	$8,995

6. Property and Equipment

Property and equipment, net consists of (in thousands):

	September 30,	December 31,
	2014	2013
Building and leasehold improvements	$1,283	$1,236
Furniture, fixtures and office equipment	4,441	4,236
Plant and machinery	6,800	6,843
Purchased software	2,541	2,094
Total	15,065	14,409
Accumulated depreciation	(9,434)	(8,521)
Property and equipment, net	$5,631	$5,888

The Company recorded depreciation expense of $0.4 million and $1.2 million during the three and nine months ended September 30, 2014, respectively, and $0.4 million and $1.2 million during the three and nine months ended September 30, 2013, respectively.

7. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by operating segment as of September 30, 2014 and December 31, 2013 and changes in the carrying amount of goodwill (in thousands):

	Premises	Credentials	Identity	All Other	Total
Balance at December 31, 2013	$7,783	$—	$1,208	$—	$8,991
Currency translation adjustment	—	—	(91)	—	(91)
Balance at September 30, 2014	$7,783	$—	$1,117	$—	$8,900

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

Management did not identify any impairment indicators during the quarter ended September 30, 2014. The Company performed its annual impairment test for all reporting units on December 1, 2013 and concluded that there was no impairment to goodwill during the year ended December 31, 2013, other than the impairment identified in its interim assessment during the third and fourth quarters of 2013, as described below.

The Company calculates the fair value of its reporting units using a combination of market and income approaches and in doing so relies in part upon an independent third-party valuation report. Prior to its goodwill impairment test, the Company first tests its long-lived assets for impairment and adjusts the carrying value of each asset group to its fair value and records the associated impairment charge in its condensed consolidated statements of operations. The Company then performs its analysis of goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compares the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. The market approach of fair value calculation estimates the fair value of a business based on a comparison of the Company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of estimated future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates are based on historical data and internal estimates developed as part of its long-term planning process. The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. The second step of the impairment test compares the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. During the second step, management estimates the fair value of the Company’s tangible and intangible net assets. Intangible assets are identified and valued for each reporting unit for which the second step is performed. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the implied value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized equal to that excess. In 2013, when the impairment test was performed, the Company had six reporting units. These reporting units included Hirsch, ID Solutions, payment solution and idOnDemand, which were the four components of the Identity Management segment, and ID Infrastructure and Transponders, which were the two components of the ID Products segment. In December 2013 and February 2014, two of the four reporting units in the Identity Management segment, ID Solutions and payment solution, were sold and these two reporting units no longer exist as a result. Commencing in 2014, the Company has four reporting units and four reportable segments as discussed in Note 10, Segment Reporting, Geographic Information and Major Customers. These reporting units include the Premises segment, the Identity segment, the Credentials segment and an All Other segment.

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

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

	Existing	Customer	Trade
	Technology	Relationship	Name	Total
Amortization period (in years)	11.75	4.0 – 11.75	1.0
Cost:
Balance at December 31, 2013	$4,600	$10,747	$570	$15,917
Currency translation adjustment	—	(31)	—	(31)
Balance at September 30, 2014	4,600	10,716	570	15,886
Accumulated Amortization:
Balance at December 31, 2013	(1,466)	(3,697)	(570)	(5,733)
Amortization expense	(336)	(755)	—	(1,091)
Currency translation adjustment	—	32	—	32
Balance at September 30, 2014	(1,802)	(4,420)	(570)	(6,792)
Intangible Assets, net at December 31, 2013	$3,134	$7,050	$-	$10,184
Intangible Assets, net at September 30, 2014	$2,798	$6,296	$-	$9,094

Of the total intangible assets, certain acquired intangible assets are designated in a currency other than U.S. dollars and are adjusted each reporting period for the change in foreign exchange rates between balance sheet dates. Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the nine month period ended September 30, 2014. The Company identified impairment in its interim assessment during the third quarter of 2013, as mentioned below.

As noted above, the Company began a strategic review of certain under-performing business units for potential divestiture during the third quarter of fiscal 2013. As a consequence, the Company performed an impairment analysis of intangible assets in accordance with its accounting policy for reviewing long-lived assets for impairment. As a result of this analysis, the Company identified that backlog was impaired and recorded an impairment charge in its consolidated statements of operations of $0.2 million during the year ended December 31, 2013. This impairment charge was related to divested businesses and was included within the results of discontinued operations. The Company expects to recover the remaining balance of identified intangible assets of $9.1 million as of September 30, 2014.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$112	$76	$336	$230
Selling and marketing	252	197	755	874
Total	$364	$273	$1,091	$1,104

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2014 (remaining three months)	$364
2015	1,455
2016	1,455
2017	1,455
2018	1,455
Thereafter	2,910
Total	$9,094

8. Related-Party Transactions

Hirsch Acquisition – Secure Keyboards and Secure Networks. Prior to the 2009 acquisition of Hirsch by the Company, effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s then President Lawrence Midland, who resigned as President of the Company effective July 31, 2014. Immediately following the acquisition, Mr. Midland owned 30% of Secure Keyboards and 9% of Secure Networks. Secure Networks dissolved in 2012 and Mr. Midland owned 24.5% of Secure Keyboards upon his resignation effective July 31, 2014.

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

The final payment to Secure Networks was made on January 30, 2012 and the final payment to Secure Keyboards is due on January 30, 2021. Hirsch’s payment obligations under the 2009 Settlement Agreement will continue through the calendar year period ending December 31, 2020, unless Hirsch elects at any time on or after January 1, 2012 to earlier satisfy its obligations by making a lump-sum payment to Secure Keyboards. The Company does not intend to make a lump-sum payment and therefore a portion of the amount is classified as a long-term liability.

The Company included $0.1 million and $0.4 million of interest expense during the three and nine months ended September 30, 2014, respectively, and $0.2 million and $0.5 million of interest expense during the three and nine months ended September 30, 2013, respectively, in its condensed consolidated statements of operations for interest accreted on the discounted liability amount.

The ongoing payment obligations for the liability to a former related party in connection with the Hirsch acquisition as of September 30, 2014 are as follows (in thousands):

2014 (remaining three months)	$281
2015	1,159
2016	1,205
2017	1,253
2018	1,304
Thereafter	3,248
Present value discount factor	(2,134)
Total	$6,316

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

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	September 30,	December 31,
	2014	2013

Secured term loan	$10,000	$-
Secured note	—	6,660
Bank revolving loan facility	4,300	—

Less: Unamortized discount	(375)	(638)
Total debt, net	13,925	6,022
Less: Current portion of financial liabilities	2,083	2,971
Long-term financial liabilities	$11,842	$3,051

Bank Term Loan and Revolving Loan Facility

On March 31, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Opus. The Credit Agreement provides for a term loan in aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014 and an additional $2.0 million was drawn down during the three months ended June 30, 2014. On August 8, 2014, the Company repaid $1.7 million on the Revolving Loan Facility. In connection with the closing of the Credit Agreement, the Company repaid all outstanding amounts under its Loan and Security Agreement, dated as of October 30, 2012, as amended from time to time (the “Secured Debt Facility”) with Hercules. The proceeds of the Term Loan and the initial proceeds under the Revolving Loan Facility, after payment of fees and expenses and all outstanding amounts under the Secured Debt Facility, were approximately $7.8 million. The obligations of the Company under the Credit Agreement are secured by substantially all assets of the Company. Certain of the Company’s material domestic subsidiaries have guaranteed the credit facilities and have granted Opus security interests in substantially all of their respective assets. Under the existing terms of the Credit Agreement at September 30, 2014, both the Term Loan and the Revolving Loan Facility mature and become due and payable on March 31, 2017 (the “Maturity Date”). At September 30, 2014, both the principal amount of the Term Loan and the principal amount outstanding under the Revolving Loan Facility bear interest at a floating rate equal to the greater of (i) the prime rate plus 2.75% and (ii) 6.00%. Interest is payable monthly beginning on May 1, 2014. Also, under the existing terms of the Credit Agreement at September 30, 2014, the principal balance of the Term Loan is payable in 24 equal monthly installments beginning on May 1, 2015. The Company may voluntarily prepay the Term Loan and outstanding amounts under the Revolving Loan Facility, without prepayment charges, and is required to make prepayments of the Term Loan in certain circumstances using the proceeds of asset sales or insurance or condemnation events. On November 10, 2014, the Company entered into an amendment to its Credit Agreement which changes a number of terms of the Credit Agreement including interest charged, the monthly installment payment schedule, the maximum amount available under the revolving loan facility and the maturity date as well as certain other terms and conditions. For additional information concerning the amendment of the Credit Agreement, see Note 14 Subsequent Events.

In connection with the Company’s entry into the Credit Agreement, the Company paid $170,000 in customary lender fees and expenses, including facility fees. As discussed in Note 4, Stockholders’ Equity of Identiv, the Company issued the Opus Warrant  to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90. The Opus Warrant is immediately exercisable for cash or by net exercise and will expire on March 31, 2019. The shares issuable upon exercise of the Opus Warrant are to be registered at the request of Opus pursuant to the Registration Rights Agreement, entered into on March 31, 2014 by the Company and Opus. The Registration Rights Agreement provides for standard S-3 and piggyback registration rights. The Company calculated the fair value of the Opus Warrant using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 92.09%, risk-free interest rate of 1.73%, no dividend yield, and an expected life of five years. The fair value of the Opus Warrant was determined to be $0.8 million. The Opus Warrant is classified as equity in accordance with ASC 505 as the settlement of the warrants will be in shares and is within the control of the Company. The Company allocated both the cash and warrant (equity) consideration to Opus between Term Loan and Revolving Loan Facility using the relative value of these loans. The Company recognized $0.9 million in issuance costs, both cash and equity, related to the Term Loan and Revolving Loan Facility. The cost consideration of $0.5 million allocated for the Term Loan is recorded as a discount on the Term Loan and is reported in the balance sheet as an adjustment to the carrying amount of the Term Loan. The remaining $0.4 million in issuance costs has been allocated to the Revolving Loan Facility as a deferred charge, pursuant to ASC Topic 835-30, Imputation of Interest (“ASC 835-30”). The issuance costs and discounts on the Term Loan are amortized as interest expense in accordance with ASC 835-30 over the term of the Credit Agreement.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Credit Agreement also provides for customary financial covenants, including a minimum tangible net worth covenant, a maximum senior leverage ratio and a minimum asset coverage ratio. In addition, it contains customary events of default that entitle Opus to cause any or all of the Company’s indebtedness under the Credit Agreement to become immediately due and payable. Events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, Opus may terminate its lending commitments and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Credit Agreement to be immediately due and payable. As of September 30, 2014, the Company was in compliance with all covenants.

Secured Debt Facility

On October 30, 2012, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules. The Loan Agreement provided for a term loan in aggregate principal amount of up to $10.0 million (“Maximum Term Loan Amount”) and an additional $10.0 million in loan advances, provided certain financial and other requirements were met as set forth in the Loan Agreement. The initial drawdown of $7.5 million was secured by a Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). The Company received net proceeds of $6.9 million after incurring $0.6 million in issuance costs related to the Secured Note. The issuance costs were being amortized and included in interest expense in accordance with ASC 835-30 over the term of the loan agreement. The initial term of the Secured Note matured on November 1, 2015 and incurred interest at the greater of (i) the prime rate plus 7.75% and (ii) 11.00%. Interest on the Secured Note was payable monthly beginning on November 1, 2012, and the principal balance was payable in 30 equal monthly installments beginning on May 1, 2013.

In connection with the initial advance, the Company paid a $150,000 facility charge to Hercules, of which 50% would have been credited to the Company if all advances under the Loan Agreement were repaid on but not before maturity. The Company was permitted to prepay outstanding amounts under the Secured Note, subject to certain prepayment charges as set out in the Secured Note. The Company was also required to pay additional fees, consisting of end of term charge and success fees to Hercules in the aggregate of $1,000,000, payable in three equal annual installments beginning on October 30, 2013. The entire amount of these fees would become immediately due and payable if the Company prepaid all of its obligations under the Loan Agreement or if Hercules declared all obligations due and payable after an event of default thereunder. The Company recorded interest expense in its condensed consolidated statements of operations on the Secured Note of zero and $0.4 million during the three and nine months ended September 30, 2014, respectively, and $0.2 million and $1.1 million during the three and nine months ended September 30, 2013, respectively.

The Company and Hercules entered into amendments to the Loan Agreement on March 5, 2013, on April 22, 2013 and on August 7, 2013 and paid fees and issued warrants to purchase 99,208 shares of its common stock at an exercise price of $7.10 per share. The Hercules Warrants include a term of five years and contain usual and customary terms. The fair value of the Hercules Warrants was determined to be $0.5 million. The Hercules warrants were classified as equity in accordance with ASC 505 as the warrants, if exercised, will be settled in shares and are within the control of the Company.

All cash and equity consideration exchanged with Hercules for the amendments to the Loan Agreement discussed above were recorded as discounts and reported in the balance sheet as an adjustment to the carrying amount of the secured debt liability. The Loan Agreement amendment fees were amortized as interest expense pursuant to ASC 835-30 over the remaining term of the Loan Agreement. As discussed above, the Company repaid all outstanding amounts under its Loan Agreement with Hercules in connection with entering into the Credit Agreement with Opus on March 31, 2014 and recorded $1.6 million in additional interest expense during the three months ended March 31, 2014 in its condensed consolidated statement of operations. The total amount of $1.6 million in interest expense included $0.9 million related to a write-off of deferred costs, $0.6 million related to a write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Loan Agreement and the forfeiture of a facility charge paid at the inception of the Loan Agreement.

Other Obligations

In connection with its acquisition of payment solution in January 2012, through its majority-owned subsidiary Bluehill ID AG, the Company assumed obligations for certain equipment financing liabilities, a bank loan and a revolving line of credit payable to a bank. As disclosed in Note 2, Discontinued Operations, the Company sold payment solution in December 2013 and all financial liabilities were transferred upon sale of the subsidiary, effective December 19, 2013.  Interest expense related to these financial obligations has been included within discontinued operations in the Company’s condensed consolidated statements of operations for all periods ending in 2013.

In connection with its acquisition of Bluehill ID AG, the Company had assumed an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit were related to Multicard Nederland BV, one of the 100%-owned subsidiaries of Bluehill ID AG, and were secured by the land and building to which they relate as well as total inventory, machinery, stock, products and raw materials of the subsidiary. As disclosed above in Note 2, Discontinued Operations, the Company sold Multicard Nederland BV on December 30, 2013 and all loan liabilities were transferred upon sale of the subsidiary. Interest expense related to this mortgage loan and revolving line of credit has been included within discontinued operations in the Company’s condensed consolidated statements of operations for all periods ending in 2013.

The following table summarizes the timing of repayment obligations for the Company’s financial liabilities for the next five years under the current terms of the Credit Agreement as of September 30, 2014 (in thousands):

	2014	2015	2016	2017	Total
Bank term loan and revolving loan facility	$—	$3,333	$5,000	$5,967	$14,300

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

The CODM reviews financial information and business performance for each operating segment. The Company evaluates the performance of its operating segments at the revenue and gross profit levels. The CODM does not review operating expenses or asset information by operating segment for purposes of assessing performance or allocating resources.

Net revenue and gross profit information by segment for the nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Premises:
Net revenue	$4,939	$6,234	$13,026	$15,469
Gross profit	3,047	3,946	8,030	9,875
Gross profit margin	62%	63%	62%	64%
Identity:
Net revenue	3,770	5,010	12,558	14,498
Gross profit	1,943	2,153	6,027	6,291
Gross profit margin	52%	43%	48%	43%
Credentials:
Net revenue	12,834	8,591	33,166	21,746
Gross profit	4,317	3,156	9,719	7,307
Gross profit margin	34%	37%	29%	34%
All Other:
Net revenue	1,169	1,074	3,117	3,032
Gross profit	565	709	1,628	1,253
Gross profit margin	48%	66%	52%	41%
Total:
Net revenue	22,712	20,909	61,867	54,745
Gross profit	9,872	9,964	25,404	24,726
Gross profit margin	43%	48%	41%	45%
Operating expenses:
Research and development	1,813	1,643	5,046	5,206
Selling and marketing	5,078	4,527	15,844	13,972
General and administrative	3,685	3,845	9,595	11,002
Impairment of long-lived assets	—	178	—	178
Impairment of goodwill	—	10,935	—	10,935
Restructuring and severance	1,825	1,252	2,874	1,252
Total operating expenses:	12,401	22,380	33,359	42,545
Loss from operations	(2,529)	(12,416)	(7,955)	(17,819)
Non-operating income (expense):
Interest expense, net	(564)	(387)	(3,154)	(1,603)
Foreign currency loss (gain), net	(700)	284	(952)	461
Loss from continuing operations before income taxes and noncontrolling interest	$(3,793)	$(12,519)	$(12,061)	$(18,961)

Geographic revenue is based on customer’s ship-to location. Information regarding revenue by geographic region is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Americas	$15,655	$12,561	$38,933	$29,835
Europe and the Middle East	3,930	5,036	12,722	15,594
Asia-Pacific	3,127	3,312	10,212	9,316
Total	$22,712	$20,909	$61,867	$54,745
Revenues
Americas	69%	60%	63%	55%
Europe and the Middle East	17%	24%	21%	28%
Asia-Pacific	14%	16%	16%	17%
Total	100%	100%	100%	100%

One customer represented 27% of total revenue for the three and nine months ended September 30, 2014. No customer exceeded 10% or more of total revenue for the three and nine months ended September 30, 2013. No customer represented 10% of the Company’s accounts receivable balance at September 30, 2014 or December 31, 2013.

The Company tracks assets by physical location. Long-lived assets by geographic location as of September 30, 2014 and December 31, 2013 are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Property and equipment, net:
Americas
United States	$2,127	$1,693
Other	—	1
Total Americas	2,127	1,694
Europe and the Middle East
Germany	1,419	1,839
Total Europe and the Middle East	1,419	1,839
Asia-Pacific
Singapore	2,014	2,258
Other	71	97
Total Asia-Pacific	2,085	2,355
Total property and equipment, net	$5,631	$5,888

11. Restructuring and Severance

During the third and fourth quarters of 2013, there was a change of the Company’s CEO and CFO, and as part of management’s efforts to simplify business operations, certain non-core functions were eliminated. As a result, the Company recorded $1.8 million in restructuring and severance costs in its consolidated statements of operations for the year ended December 31, 2013, primarily related to severance paid or accrued for our former CEO and CFO as well as other employees.

During the nine months ended September 30, 2014, certain employees were terminated as part of management’s efforts to simplify business operations and facilities were closed or are scheduled to close. As a result, the Company recorded $1.8 million and $2.9 million in restructuring and severance costs, lease termination costs, stock award modification charges and other closure related costs in its condensed consolidated statements of operations for the three and nine months ended September 30, 2014, respectively. In addition, the Company recorded an additional $0.3 million in severance costs during the three and nine months ended September 30, 2014 in general and administrative expenses related to executive position resignations and eliminations in conjunction with recent corporate restructuring and cost reduction activities.

   All unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the condensed consolidated balance sheet at September 30, 2014. Restructuring and severance activities during the nine months ended September 30, 2014 were as follows (in thousands):

Restructuring
and Severance
Balance at December 31, 2013	$1,149
Restructuring expense incurred and changes in estimates for the nine months ended September 30, 2014	2,874
Other cost reduction activities for the nine months ended September 30, 2014	309
Payments and non-cash item adjustment for the nine months ended September 30, 2014	(2,465)
Balance at September 30, 2014	$1,867

12. Other Accrued Expenses and Liabilities

Other accrued expenses and liabilities consist of (in thousands):

	September 30,	December 31,
	2014	2013
Accrued restructuring	$1,867	$909
Accrued professional fees	930	973
Income taxes payable	169	532
Other accrued expenses	2,149	2,825
Total	$5,115	$5,239

13. Commitments and Contingencies

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of September 30, 2014 expire at various dates during the next five years.

The Company recognized rent expense of $0.4 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2013, respectively, in its condensed consolidated statements of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s principal contractual commitments as of September 30, 2014 (in thousands):

	Operating Lease	Purchase Commitments	Other Contractual Commitments	Total
2014 (remaining three months)	$411	$4,606	$185	$5,202
2015	1,510	686	36	2,232
2016	1,214	—	1	1,215
2017	965	—	1	966
2018	164	—	—	164
Thereafter	—	—	—	—
	$4,264	$5,292	$223	$9,779

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

14. Subsequent Events

On October 9, 2014, the Company’s Board authorized a program to repurchase shares of Identiv's common stock. The Board approved the repurchase of up to $5.0 million of shares over a period of one year. This program is to be conducted in the open market or in privately negotiated transactions. The repurchase of shares will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

Also, on November 10, 2014, the Company entered into an amendment to its Credit Agreement dated March 31, 2014, with Opus. Under the amended Credit Agreement, the revolving loan facility has been increased from $10.0 million to $30.0 million and the revolving loan maturity date has been extended to November 10, 2017. In addition, the Company will no longer be required to make the scheduled monthly installment payments of principal under the Term Loan. Rather, the entire principal balance of the Term Loan will be due on March 31, 2017. Both the principal amount of the Term Loan and the principal amount outstanding under the Revolving Loan Facility bear interest at a floating rate equal to: (a) if the Company holds more than $30.0 million in cash with the lender, the greater of (i) the prime rate plus 1.50% and (ii) 4.75%; (b) if the Company holds $30.0 million or less but more than $20.0 million in cash with the lender, the greater of (i) the prime rate plus 2.25% and (ii) 5.50%; or (c) if the Company holds $20.0 million or less in cash with the lender, the greater of (i) the prime rate plus 2.75% and (ii) 6.00%. Interest on both facilities continues to be payable monthly.

Additionally, the amendment (i) modifies certain loan covenants applicable to the Company’s stock repurchase plan (see above), (ii) removes from the loan collateral shares of the Company’s capital stock repurchased by the Company and (iii) extends the current tangible net worth covenant by one year. The Company is obligated to pay .333% of the revolving loan facility as a lender fee in the aggregate amount of $100,000 upon the closing of the amendment.

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

To deliver these solutions, the Company reorganized its operations into four reportable business segments in the first quarter of 2014 principally by product families: Premises, Identity, Credentials and All Other. As a result of the change, product families and services are organized within four segments – Premises, Identity, Credentials and All Other which are discussed below.

Premises

Our uTrust premises products offerings include MX controllers, Velocity management software, TS door readers, and 3rd party products. Our modular uTrust MX controllers are designed to be scalable, allowing customers to start with a small system and expand over time. uTrust MX controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity software. The uTrust Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. uTrust door readers provide unique features to support a number of security environments and standards. For example, uTrust Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered. uTrust TS readers support the majority of legacy card credentials with a robust next-generation platform that can help companies migrate to more secure credentials and technologies, including smart cards, near field communication (“NFC”) and government-issued credentials.

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

Credentials

The fastest-growing products in our portfolio are credentials: NFC and radio frequency identification (“RFID”) products — including inlays and inlay-based cards — labels, tags and stickers, as well as other radio frequency (“RF”) and IC components. These products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of identity-based applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing. In addition Identiv provides a comprehensive range of user credentials under the uTrust brand, used for Premises and information solutions access.

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

Recent Developments in our Business

In September 2013, our Board of Directors appointed Jason Hart as our chief executive officer (“CEO”). Mr. Hart is a 20-year veteran of the security industry and the founder and former CEO of our idOnDemand subsidiary. Following Mr. Hart’s appointment, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations.

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

Another important action was the divestiture of businesses that were determined to be non-core to our ongoing strategy. In December 2013 we completed the sale of our Multicard and payment solution subsidiaries in Europe, in February 2014 we completed the sale of our Multicard subsidiary in the U.S. and in July 2014, we sold certain non-core assets related to one of our subsidiaries. We believe these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable opportunities in the security technology market. We have accounted for these divested businesses as discontinued operations, and the statements of operations for all periods presented reflect the discontinuance of these businesses. For more information, see Note 2 Discontinued Operations in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report.

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

Trends in Our Business

Geographic revenue, based on each customer’s ship-to location is as follows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013

Americas	$38,933	$29,835
Europe and the Middle East	12,722	15,594
Asia-Pacific	10,212	9,316
Total	$61,867	$54,745
Revenues
Americas	63%	55%
Europe and the Middle East	21%	28%
Asia-Pacific	16%	17%
Total	100%	100%

Revenue Trends

Sales in the first nine months of 2014 were $61.9 million, up 13% compared with $54.7 million in the first nine months of 2013. Approximately 54% of our revenue came from our Credentials segment, which grew 53% in 2014, primarily as a result of large orders for tags and inlays to support electronic gaming, transit ticketing and other “Internet of Things” applications. The revenue growth in the Credentials segment has been partially offset by a 13% decline in revenues in our Identity segment and a 16% decline in revenues in our Premises segment. The revenue declines in our Premises and Identity segments reflect higher revenues in the three months ended September 30, 2013 primarily to U.S. Government entities where a significant number of projects were completed prior to the Government shutdown in 2013. The 2014 revenue decline in the Premises segment was also the result of weak first quarter demand from U.S. Government customers for physical access control solutions. Identity products accounted for 20% of our business in the nine months ended September 30, 2014 and our Premises products accounted for 21% of our revenues.

Revenues in the Americas. Revenues in the Americas were $38.9 million in the first nine months of 2014, accounting for 63% of total revenue and up 30% compared with $29.8 million in the first nine months of 2013. Revenues from physical access control solutions for security programs within various U.S. government agencies, as well as RFID and NFC products, inlays and tags comprise a significant proportion of our revenues in the Americas region.

Revenues from our Premises and Identity segments in the Americas decreased by approximately 17% and 54%, respectively in the first nine months of 2014 compared with the same period of the previous year. Premises revenue decreases were primarily due to weak first and third quarter 2014 demand for physical access control solutions from federal and state agency customers. The Identity segment experienced strong second and third quarter 2013 sales from U.S. government project completions just prior to the federal government shutdown in October 2013. These sales levels in the Identity segment were not achieved during the 2014 period.

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

Americas region revenues in our Credentials segment in the first nine months of 2014 increased 168% over the first nine months of 2013, primarily due to increased order quantities for electronic game toy pieces, transit ticketing, and other Internet of Things applications. Sales of Premises and Identity products decreased in the Americas region, due both to significant project completions in the prior year period as well as delays in completing significant orders for U.S. Government entities in the second and third quarters of 2014.

Revenues in Europe, the Middle East, Asia, and Australia. Revenues in Europe, the Middle East, Asia, and Australia were $22.9 million in the first nine months of 2014, accounting for 37% of total revenue and down 8% compared with $24.9 million in the first nine months of 2013. Sales of Identity readers and RFID & NFC products and tags comprise a significant proportion of our revenues in the region.

Revenues from our Identity products increased by approximately 17% in the first nine months of 2014 compared with the same period of the previous year, primarily due to stronger sales of reader terminals and reader products in Europe and Asia-Pacific. Identity readers comprise approximately 42% of the revenues throughout this region in the first nine months of 2014. Revenues from our Credentials products, which comprise approximately 42% of the sales in this region, declined by approximately 26% in the first nine months of 2014 compared with the same period of the previous year, including a decline in Access card sales in the first nine months of 2014. Revenues from our Premises products declined by 5% in the first nine months of 2014 compared with the same period of the previous year, primarily driven by a weaker demand for Controllers used in physical access control solutions.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our premises solutions to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year. However, the usual seasonal trend can be negatively impacted by actions such as government shutdowns and the passing of continuing resolutions which can act to delay the completion of certain projects. Sales of our identity reader chips, many of which are sold to government agencies worldwide, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on commercial and government budget cycles, with lower sales expected in the first half, and in particular the first quarter of the year, with higher sales typically in the second half of each year.

In addition to the general seasonality of demand, overall U.S. Government expenditure patterns have a significant impact on demand for our products due to the significant portion of revenues that are typically sourced from U.S. Government agencies. Therefore, any significant reduction in U.S. Government spending could adversely impact our financial results and could cause our operating results to fall below any guidance we provide to the market or below the expectations of investors or security analysts.

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative spending) increased 1% in the first nine months of 2014 compared with the same period of 2013. Research and development spending was reduced by 3% in the first nine months of 2014 compared with the same period of 2013, mainly due to streamlining of activities, leading to lower payroll costs, travel expenses, as well as lower costs for external services and contractors. Selling and marketing spending in the first nine months of 2014 increased by $1.9 million, or 13% compared with the first nine months of 2013, due to increased investment in a more robust sales organization and the implementation of a global marketing organization to oversee product management and deliver new marketing programs and resources to support sales. This included the global rebranding of our business to “Identiv” and a related global training initiative for our sales force. General and administrative spending in the first nine months of 2014 fell $1.4 million or 13% from the same period in the previous year, primarily as a consequence of actions initiated in the fourth quarter of 2013 and the first nine months of 2014 to simplify our business structure and streamline our operations. These actions are further discussed under “Simplification and Streamlining of our Business” below.

Impairment of Long-lived Assets and Goodwill

In the two years ended December 31, 2013, developments in our business prompted us to perform an interim impairment assessment of our goodwill and long-lived assets, as required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to determine if a potential impairment exists. The resulting impairment charges negatively affected our net assets and results of operations for the periods in which they are recorded; however, the recording of impairment charges has no impact on our day-to-day operations or liquidity and does not result in any outlay of cash expenditures. There were no indicators of impairment to our goodwill and long-lived assets in the nine months ended September 30, 2014.

Simplification and Streamlining of our Business

Following the appointment of Mr. Hart as our CEO, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations. As a consequence of our strategic review in late 2013 and early 2014, we disposed of non-core or under-performing businesses, including our Multicard AG, payment solution AG, Multicard Nederland BV and Multicard U.S. subsidiaries. Additionally, we ceased any additional investment in the Tagtrail mobile services platform. We believe that these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable global opportunities in the security market. To further simplify our business and streamline our operations, we have restructured our organization to operate as a single, unified company rather than as a group of individual businesses. This restructuring has included the realignment of our management team and our operational activities by function (for example engineering, sales, marketing, customer service and information technology), which allows us to manage key activities on a global basis. With the centralization of various functions, we have also eliminated several redundant positions.  Additionally, we completed the process of transferring various functions, such as corporate financial accounting and reporting from Germany to the U.S., in the third quarter of 2014. We will continue to evaluate opportunities to further reduce overhead costs and make more efficient use of our operational resources.

To streamline production and operations in our credentials business, we initiated the closure of our German production plant for RFID and NFC inlays, tags, and labels in Sauerlach to consolidate production in our facility in Singapore. The closure of our Sauerlach location was completed in the second quarter of 2014. We have in the past expanded production capacity with the addition of production and assembly lines at our existing facility in California and via partnerships with external manufacturers, and we are planning to further invest in our card production capabilities. Additionally, we continue to invest in enhancements to our data center infrastructure to support the expected growth of our cloud service offerings.

Restructuring and Severance

During the nine months ended September 30, 2014, certain employees related to non-core functions were terminated and a manufacturing facility was closed with activities consolidated within existing facilities as part of management’s efforts to simplify business operations following our strategic review in 2013. As a result, the Company recorded $2.9 million in restructuring, severance and other closure related costs during the nine months ended September 30, 2014. In addition, the Company recorded an additional $0.3 million in severance costs during the three and nine months ended September 30, 2014 in general and administrative expenses related to executive position resignations and eliminations in conjunction with recent corporate restructuring and cost reduction activities.

During the third and fourth quarters of 2013, there was a change of the Company’s CEO and chief financial officer (“CFO”) and certain non-core functions were eliminated, as part of management’s efforts to simplify business operations. As a result, the Company recorded $1.8 million in restructuring and severance costs in its consolidated statements of operations for the year ended December 31, 2013, primarily related to severance paid or accrued for our former CEO, CFO and certain other employees.

Results of Operations

The amounts for 2013 have been adjusted for divested businesses as discussed in Note 2 Discontinued Operations, in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report. The following table includes segment net revenues and segment net profit information for our Premises, Identity, Credentials and All Other segments and reconciles gross profit to results of continuing operations before income taxes and noncontrolling interest:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Premises:
Net revenue	$4,939	$6,234	(21%)	$13,026	$15,469	(16%)
Gross profit	3,047	3,946	(23%)	8,030	9,875	(19%)
Gross profit margin	62%	63%		62%	64%
Identity:
Net revenue	3,770	5,010	(25%)	12,558	14,498	(13%)
Gross profit	1,943	2,153	(10%)	6,027	6,291	(4%)
Gross profit margin	52%	43%		48%	43%
Credentials:
Net revenue	12,834	8,591	49%	33,166	21,746	53%
Gross profit	4,317	3,156	37%	9,719	7,307	33%
Gross profit margin	34%	37%		29%	34%
All Other:
Net revenue	1,169	1,074	9%	3,117	3,032	3%
Gross profit	565	709	(20%)	1,628	1,253	30%
Gross profit margin	48%	66%		52%	41%
Total:
Net revenue	22,712	20,909	9%	61,867	54,745	13%
Gross profit	9,872	9,964	(1%)	25,404	24,726	3%
Gross profit margin	43%	48%		41%	45%
Operating expenses:
Research and development	1,813	1,643	10%	5,046	5,206	(3%)
Selling and marketing	5,078	4,527	12%	15,844	13,972	13%
General and administrative	3,685	3,845	(4%)	9,595	11,002	(13%)
Impairment of long-lived assets	—	178	(100%)	—	178	(100%)
Impairment of goodwill	—	10,935	(100%)	—	10,935	(100%)
Restructuring and severance	1,825	1,252	46%	2,874	1,252	130%
Total operating expenses:	12,401	22,380	(45%)	33,359	42,545	(22%)
Loss from operations	(2,529)	(12,416)	(80%)	(7,955)	(17,819)	(55%)
Non-operating income (expense):
Interest expense, net	(564)	(387)	46%	(3,154)	(1,603)	97%
Foreign currency loss (gain), net	(700)	284	(346%)	(952)	461	(307%)
Loss from continuing operations before income taxes and noncontrolling interest	$(3,793)	$(12,519)	(70%)	$(12,061)	$(18,961)	(36%)

Revenue

Total revenues in the third quarter of 2014 were $22.7 million, up 9% compared with $20.9 million in the third quarter of 2013. For the nine months ended September 30, 2014, total revenues were $61.9 million, up 13% compared with $54.7 million for the comparable period for 2013. Total revenues were higher in both periods of 2014 primarily reflecting higher sales in our Credentials segment partially offset by lower sales in our Premises and Identity segments. A more detailed discussion of revenues by segment follows below.

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

Revenues in our Premises segment were $4.9 million in the third quarter of 2014, a decrease of 21% from $6.2 million in the third quarter of 2013. In the nine months ended September 30, 2014, revenues in our Premises segment were $13.0 million, a decrease of 16% from $15.5 million in the nine months ended September 30, 2013. The decrease in both the three and nine months ended September 30, 2014 primarily was due to lower sales of physical access control solutions in the U.S., resulting from lower overall demand from U.S. Government customers compared to the prior year periods.

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

Revenues in our Identity segment were $3.8 million in the third quarter of 2014, a decrease of 25% from $5.0 million in the third quarter of 2013. In the nine months ended September 30, 2014, revenues in our Identity segment were $12.6 million, a decrease of 13% from $14.5 million in the nine months ended September 30, 2013. This decrease in Identity segment revenues in both periods in 2014 is primarily the result of strong second and third quarter 2013 sales from U.S. government project completions just prior to the federal government shutdown in October 2013. These sales levels in the Identity segment were not achieved during the 2014 period.

In our Credentials segment, we offer access cards and RFID and NFC products, including cards, inlays, labels, tags and stickers, as well as other RF components. These products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of identity-based applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing. In our RFID and NFC product business, there is a trend towards a higher overall average selling price as we sell a higher proportion of finished tickets and tags in addition to our inlays. The margins for access cards are relatively stable.

Revenues in our Credentials segment were $12.8 million in the third quarter of 2014, up 49% from $8.6 million in the third quarter of 2013. In the nine months ended September 30, 2014, revenues in our Credentials segment were $33.2 million, an increase of 53% from $21.7 million in the nine months ended September 30, 2013. This growth primarily resulted from higher sales of RFID and NFC products in the U.S. during all quarters of 2014 compared with the previous year, mainly as a result of large orders for electronic game toys.

The All Other segment includes sales of our Chipdrive brand and Digital Media reader products.

Revenues in our All Other segment were $1.2 million in the third quarter of 2014, up 9% from $1.1 million in the third quarter of 2013. In the nine months ended September 30, 2014, revenues in our All Other segment were $3.1 million, relatively flat compared to the nine months ended September 30, 2013.

Gross Profit

Gross profit for the third quarter of 2014 was $9.9 million, or 43% of revenues, compared with $10.0 million or 48% of revenues in the third quarter of 2013. In the nine months ended September 30, 2014, gross profit was $25.4 million, or 41% of revenues, compared with $24.7 million, or 45% of revenues in the nine months ended September 30, 2013. Gross profit represents revenues less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable. Gross profit margins were down in both periods in 2014 primarily related to product mix with significantly higher sales in our lower-margin Credentials segment.

In our Premises segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers was $3.0 million and $3.9 million in the three months ended September 30, 2014 and 2013, respectively, and $8.0 million and $9.9 million in the nine months ended September 30, 2014 and 2013, respectively. Gross profit was higher in the nine months ended September 30, 2013 as a direct result of higher sales in the Premises segment during the period. Gross profit margins in the Premises segment were relatively stable in the above periods ranging from 62% to 63% in the three months ended September 30, 2014 and 2013, respectively and 62% to 64% in the nine months ended September 30, 2014 and 2013, respectively.

In our Identity segment, gross profit on sales of information readers and modules as well as cloud-based credential provisioning and management services was $1.9 million and $2.2 million in the three months ended September 30, 2014 and 2013, respectively, and $6.0 million and $6.3 million in the nine months ended September 30, 2014 and 2013. Gross profit was lower in the three and nine months ended September 30, 2014 as a direct result of lower sales in the Identity segment during the period. Gross profit margins in the Identity segment were higher in the three and nine months ended September 30, 2014, 52% and 48%, respectively, compared to the three and nine months ended September 30, 2013 of 43%, due to product mix with lower volume projects being completed in 2014 with higher margins.

In our Credentials segment, gross profit on sales of RFID & NFC inlays and tags used in electronic entertainment applications was $4.3 million and $3.2 million in the three months ended September 30, 2014 and 2013, respectively, and $9.7 million and $7.3 million in the nine months ended September 30, 2014 and 2013, respectively. Gross profit was higher in the three and nine months ended September 30, 2014 as a direct result of higher sales of transponders in the Credentials segment during the period. Except for the nine month period ended September 30, 2014, gross profit margins in the Credentials segment were relatively stable in the above periods ranging from 34% to 37%. The margins in the Credentials segment were negatively impacted in the three months ended March 31, 2014 by underutilization of production overhead which reduced margins in the nine months ended September 30, 2014 to 29%.

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

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2014 and 2013 is set forth below.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Research and development	$1,813	$1,643	10%	$5,046	$5,206	(3%)
as a % of net revenue	8%	8%		8%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses were $1.8 million in the third quarter of 2014, representing 8% of revenue, which increased 10% from $1.6 million, or 8% of revenue from the third quarter of 2013. In the nine months ended September 30, 2014, research and development expenses were $5.0 million, representing 8% of revenue which was down 3% from $5.2 million, or 10% of revenue in the nine months ended September 30, 2013. Higher research and development expenses in the third quarter of 2014 resulted mainly from higher external service costs and higher stock award compensation in the period from new stock award grants. Lower research and development expenses in the first nine months of 2014 resulted mainly from the streamlining of activities resulting in lower headcount, movement of employees to other functional areas as well as lower material costs resulting from a consolidation of the number of research and development projects. Key investment areas during the first nine months of 2014 were trust solutions for premises and information, including continued development of our uTrust TS readers, our cloud-based credential provisioning and management services and the extension of our physical access control offering to meet the requirements of U.S. government FICAM standards. We expect these projects to continue during the next several quarters.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Selling and marketing	$5,078	$4,527	12%	$15,844	$13,972	13%
as a % of net revenue	22%	22%		26%	26%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on traditional as well as new and emerging market opportunities.

Selling and marketing expenses were $5.1 million in third quarter of 2014, comprising 22% of revenue, an increase of 12% from $4.5 million, or 22% of revenue in the third quarter of 2013. In the nine months ended September 30, 2014, selling and marketing expenses were $15.8 million, representing 26% of revenue which was up 13% from $14.0 million, or 26% of revenue in the nine months ended September 30, 2013. The increase represents the hiring of new sales management and additional sales and marketing personnel in late 2013 and nine months of 2014 as well as the movement of employees to sales and marketing from other functional areas during 2014 to strengthen our sales and marketing capabilities in the U.S.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
General and administrative	$3,685	$3,845	(4%)	$9,595	$11,002	(13%)
as a % of net revenue	16%	18%		16%	20%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other consulting services.

General and administrative expenses in third quarter of 2014 were $3.7 million, or 16% of revenue, compared with $3.8 million, or 18% of revenue in third quarter of 2013, a decrease of 4%. In the nine months ended September 30, 2014, general and administrative expenses were $9.6 million, representing 16% of revenue which was down 13% from $11.0 million, or 20% of revenue in the nine months ended September 30, 2013. This decrease primarily resulted from savings achieved through our actions initiated in the third quarter of 2013 to streamline operations and refocus the company.

Restructuring and Severance Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Restructuring and severance	$1,825	$1,252	46%	$2,874	$1,252	130%

During the first nine months of 2014, certain employees related to non-core functions were terminated, the process of transferring corporate financial accounting and reporting from Germany to the U.S. was completed and certain manufacturing facilities were closed with activities consolidated within existing facilities as part of management’s efforts to simplify business operations following our strategic review in 2013. As a result, we recorded restructuring and severance charges of $1.8 million and $2.9 million primarily related to restructuring, severance and other closure related costs during the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2013, there was a change of CEO and, as part of management’s efforts to simplify business operations, certain non-core functions were eliminated resulting in restructuring costs of $1.3 million, primarily related to severance paid or accrued for our former CEO and certain other employees.

See Note 12 Restructuring and Severance, of the accompanying Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for more information.

Interest Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Interest expense, net	$564	$387	46%	$3,154	$1,603	97%

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability to a former related party arising from our acquisition of Hirsch, offset by interest earned on invested cash. We recorded net interest expense of $0.6 million and $0.4 million in the three months ended September 30, 2014 and 2013, respectively, and $3.2 million and $1.6 million in the nine months ended September 30, 2014 and 2013, respectively, in our condensed consolidated statements of operations. Higher net interest expense in the nine months ended September 30, 2014 is due to our entry into a bank term loan and revolving loan facility on March 31, 2014 with Opus Bank (“Opus”) and repayment of all outstanding amounts under the secured debt facility with Hercules. In connection with the repayment of our secured debt facility with Hercules Technology Growth Capital, Inc. (“Hercules”), we recorded a $1.6 million charge to interest expense during the nine months ended September 30, 2014 in our condensed consolidated statement of operations. The $1.6 million charge to interest expense included $0.9 million related to write-off of deferred costs, $0.6 million related to write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Hercules agreement and forfeiture of facility charge paid at the inception of the agreement.

See Note 8 Related-Party Transactions, in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements, and Note 9 Financial Liabilities, in the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report for more detailed information.

Foreign Currency Loss, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Foreign currency loss (gain), net	$700	$(284)	(346%)	$952	$(461)	(307%)

We recorded net foreign currency losses of $0.7 million and $1.0 million during the three and nine months ended September 30, 2014, respectively. We recorded net foreign currency gains of $0.3 million and $0.5 million during the three and nine months ended September 30, 2013, respectively. Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. dollar and the euro and the British pound and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Income tax provision	$94	$363	(74%)	$149	$256	(42%)
Effective tax rate	(2%)	(3%)		(1%)	(1%)

As of September 30, 2014, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made. The Company does not anticipate a material change in the total amount or composition of its unrecognized tax benefits within 12 months of September 30, 2014.

We recorded an income tax provision of $0.1 million during the three and nine months ended September 30, 2014 and an income tax provision of $0.4 million and $0.3 million during the three and nine months ended September 30, 2013.

The effective tax rates for the nine month periods ended September 30, 2014 and September 30, 2013 differ from the federal statutory rate of 34% primarily due to a change in valuation allowance and, the benefit of taxable earnings in certain foreign jurisdictions, which are subject to lower tax rates.

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

Revenue for the divested businesses was $0.0 million and $1.3 million during the three and nine month periods ended September 30, 2014, respectively and $5.4 million and $16.2 million during the three and nine month periods ended September 30, 2013, respectively. Income from discontinued operations before income taxes was $0.0 million and $0.5 million during the three and nine months ended September 30, 2014 and loss from discontinued operations before income taxes was $12.7 million and $14.4 million during the three and nine months ended September 30, 2013, primarily as a result of an impairment of goodwill in the period related to discontinued businesses.

See Note 2 Discontinued Operations, in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for more information.

Liquidity and Capital Resources

As of September 30, 2014, our working capital, which we have defined as current assets less current liabilities, was $46.1 million, an increase of $37.6 million compared to $8.5 million as of December 31, 2014. The increase in working capital reflects a $14.3 million net draw on our Credit Agreement with Opus Bank less lender fees of approximately $0.2 million which was partially offset by the repayment of principal owed and lender fees on our Secured Debt Facility with Hercules of approximately $6.6 million. Additional sources of working capital during the nine months ended September 30, 2014 included $32.0 million in net proceeds from our public offering completed during the period, $4.2 million from the sale of common shares to Lincoln Park Capital Fund, LLC (“LPC”) and $1.4 million in net proceeds from the sale of non-core entities. The sources of working capital in the period were partially offset by $1.2 million in expenditures on property and equipment as well as a reduction in net assets within opening working capital of $1.0 million related to the sale of non-core entities. As of September 30, 2014, our cash balance was $41.1 million.

The following summarizes our cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(9,272)	$(2,097)
Net cash provided by (used in) in investing activities	236	(1,456)
Net cash provided by (used in) financing activities	44,140	6,255
Effect of exchange rates on cash	911	(539)
Net decrease in cash	36,015	2,163
Cash of continuing operations, at beginning of period	5,095	6,109
Add: Cash of discontinued operations, at beginning of period	16	1,269
Less: Cash of discontinued operations, at end of period	—	2,710
Cash of continuing operations, at end of period	$41,126	$6,831

Significant commitments that will require the use of cash in future periods include obligations under operating leases, liability to a related party, secured note and revolver, purchase commitments and other obligations. Gross committed operating lease obligations are $4.3 million, liability to a former related party is $8.4 million, the bank term loan, revolving loan facility and interest related obligation is $15.9 million, and purchase commitments and other obligations are $5.5 million at September 30, 2014. Total commitments due within one year are $10.9 million and due thereafter are $23.2 million at September 30, 2014. These commitment levels are based on existing terms of our operating leases, obligations with suppliers, a liability to a former related party and an existing credit agreement with Opus as of September 30, 2014. The payment terms and interest obligations under our existing credit agreement with Opus have changed subsequent to September 30, 2014 and are discussed more fully below.

Cash provided by investing activities primarily reflects $1.4 million in cash proceeds from the sale of discontinued operations, partially offset by $1.2 in capital expenditures.

Cash provided by financing activities primarily reflects $14.3 million net cash proceeds from borrowings of debt, less repayments with Opus Bank in the nine months ended September 30, 2014 and $36.2 million net cash proceeds from a capital raise and public offering, partially offset by cash payments of $7.2 million for financial liabilities related to a debt facility repaid in full on March 31, 2014.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of September 30, 2014, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash positions held outside the U.S. are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the U.S. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of September 30, 2014, the amount of cash held at such subsidiaries was $1.9 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On October 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules. The Loan Agreement provided for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million. The initial drawdown of $7.5 million was secured by a Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). As discussed below, the Company repaid all outstanding amounts under its Loan Agreement with Hercules in connection with the closing of the Credit Agreement with Opus. See Note 9 Financial Liabilities in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for more information.

On April 16, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with LPC, pursuant to which we have the right to sell to LPC up to $20 million in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, LPC initially purchased 175,438 shares (split adjusted) of common stock for a net consideration of $1.5 million on April 17, 2013. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $18 million (subject to certain limitations) in shares of common stock, we had the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to 10,000 shares (split adjusted) of common stock. Subsequent to the initial purchase, we directed LPC to purchase 250,000 shares of common stock from April 17, 2013 through December 31, 2013 for a net consideration of $1.9 million and 496,500 shares of common stock from January 1, 2014 through September 30, 2014 for a net consideration of $4.2 million. See Note 4 Stockholders’ Equity of Identiv, in the accompanying Notes to Unaudited Consolidated Financial Statements in this Quarterly Report for more information.

On August 14, 2013, we issued 834,847 shares (split adjusted) of our common stock, in a private placement, at a price of $8.50 per share (split adjusted) and warrants to purchase an additional 834,847 shares (split adjusted) of common stock at an exercise price of $10.00 per share (split adjusted) to accredited and other qualified investors (the “Investors”), for aggregate gross consideration of $7.1 million. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor. We engaged a placement agent in connection with private placement outside the U.S. See Note 4 Stockholders’ Equity of Identiv, in the accompanying Notes to Unaudited Consolidated Financial Statements in this Quarterly Report for more information.

On March 31, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Opus. The Credit Agreement provides for a term loan in aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014 and an additional $2.0 million was drawn down during the three months ended June 30, 2014. In connection with the closing of the Credit Agreement, the Company prepaid all outstanding amounts under its Loan Agreement, as amended from time to time with Hercules. The proceeds of the Term Loan and the initial loans under the Revolving Loan Facility, after payment of fees to Opus and expenses and all outstanding amounts under the Loan Agreement with Hercules, were approximately $7.8 million. The obligations of the Company under the Credit Agreement are secured by substantially all assets of the Company. See Note 9 Financial Liabilities, in the accompanying Notes to Unaudited Consolidated Financial Statements in this Quarterly Report for more information. On November 10, 2014, the Company entered into an amendment to its Credit Agreement with Opus which changes a number of terms of the Credit Agreement including interest charged, the monthly installment payment schedule, the maximum amount available under the revolving loan facility and the maturity date as well as certain other terms and conditions. For additional information concerning the amendment of the Credit Agreement, see Note 14 Subsequent Events, in the accompanying Notes to Unaudited Consolidated Financial Statements in this Quarterly Report

On September 16, 2014, the Company entered into an underwritten public offering of 2,000,000 shares of its common stock at a public offering price of $15.00 per share and also granted the underwriter a 30-day option to purchase up to an additional 300,000 shares of common stock to cover overallotments, if any (the “Public Offering”). The Public Offering was made pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-195702), filed with the SEC in accordance with the provisions of the Securities Act of 1933, as amended, and declared effective on May 14, 2014, and the prospectus supplement thereto dated September 11, 2014. The Company received net proceeds of approximately $31.6 million from the sale of 2,300,000 shares of common stock in the Public Offering, after deducting the underwriting discount and estimated offering expenses payable by us. See Note 4 Stockholders’ Equity of Identiv, in the accompanying Notes to Unaudited Consolidated Financial Statements in this Quarterly Report for more information.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of September 30, 2014, we have a total accumulated deficit of $332.5 million. During the nine months ended September 30, 2014, we sustained a consolidated net loss of $11.6 million. The loss for the period included income from discontinued operations of $0.5 million. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including increased investment in marketing and sales capabilities to drive revenue growth, and continued investment in our cloud-based services, physical access control solutions, smart card reader products and RFID and NFC products.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenues and cash flows to meet our obligations on a timely basis and our ability to raise financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. If events, such as reductions or delays in spending under various federal budget programs, cause a significant adverse impact on our revenues, expenses or savings from our cost reduction activities, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We believe our recent raising of funds through public and private offerings of equity securities and the increase in our line of credit and change in terms in our amendment to our Credit Agreement with Opus provides sufficient working capital to fund operations and continue as a going concern for the next 12 months.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of September 30, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$4,264	$1,544	$2,315	$405	$—
Liability to related party	8,450	1,148	2,435	2,633	2,234
Bank term loan and revolving loan facility	15,893	2,921	12,972	—	—
Purchase commitments and other obligations	5,515	5,332	183	—	—
Total obligations	$34,122	$10,945	$17,905	$3,038	$2,234

Our liability to related party was acquired in connection with our acquisitions of Hirsch. See Note 8 Related-Party Transactions, in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for more information about this liability listed in the table above.

The bank term loan and revolving loan facility relates to the existing terms at September 30, 2014 of a credit agreement we entered into with Opus Bank on March 31, 2014. The amounts above include payments to be made for principal and interest in accordance with the existing terms as of September 30, 2014. See Note 9 Financial Liabilities, in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for more information about the financing liabilities listed in the table above and Note 14 Subsequent Events for additional information on an amendment of the Credit Agreement entered into subsequent to September 30, 2014.

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these orders or contractual commitments. See Note 14 Commitments and Contingencies, in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements in this Quarterly Report for more information about operating leases, purchase commitments and other obligations listed in the table above.

The Company’s other long-term liabilities include gross unrecognized tax benefits, and related interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities. Accordingly, such amounts are not included in the contractual obligation table above.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These policies relate to revenue recognition, inventory, income taxes, goodwill, intangible and long-lived assets and stock-based compensation. We have other important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. Management bases its estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Despite our intention to establish accurate estimates and assumptions, actual results may differ from these estimates under different assumptions or conditions.

During the nine months ended September 30, 2014, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See Note 1 in the accompanying Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report for a full description of recent accounting pronouncements, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the nine months ended September 30, 2014. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Management has developed and implemented a remediation plan to address this material weakness during 2014. Remediation efforts currently in process or implemented during 2014 include the following:

•	Hiring additional accounting personnel at the corporate level with experience in U.S. GAAP accounting;
•	Consolidation of corporate finance and operations functions in the Santa Ana, Orange County office; and
•	Revising, as appropriate, the Company’s internal Sarbanes-Oxley resources, testing programs and schedule.

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

We may seek or need to raise additional funds for general corporate and commercial purposes or for acquisitions. Our ability to obtain financing depends on our historical and expected future operating and financial performance, and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we are unable to secure additional financing when desired, our ability to make capital expenditures, pursue additional expansion or acquisition opportunities, or make other discretionary uses of cash could be limited, and this could adversely impact our financial results. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

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

A portion of our assets consists of goodwill, intangible assets and other long-lived assets. We review goodwill, intangible assets and other long-lived assets on an annual basis and whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset is considered impaired, it is reduced to its fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined.  In 2013, the carrying value of goodwill and long-lived assets was determined to be impaired and we recorded impairment charges of $15.8 million to goodwill and long-lived assets, excluding the impairment charge of $11.8 million related to discontinued operations. In 2012, the carrying value of goodwill and long-lived assets was determined to be impaired and we recorded impairment charges of $30.4 million to goodwill and long-lived assets, excluding the impairment charge of $21.5 million related to discontinued operations. These impairment charges resulted in material charges to our operating results and reductions to stockholders’ equity.

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

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of financing transactions and acquisitions in recent years. In November 2010, in a private placement, we issued 409,763 shares of common stock and warrants to purchase an additional 409,763 shares of common stock. In May 2011, in a public offering, we issued 780,000 shares of common stock. In April 2013 we initially issued 203,855 shares of common stock in a private transaction with Lincoln Park Capital Fund, LLC (“LPC”), and entered into an agreement with LPC that enabled us to sell up to $18 million of additional shares of common stock in the future. Subsequent to the initial purchase, we issued additional 756,223 shares of common stock to LPC through September 30, 2014. In August 2013, in a private placement, we issued 934,847 shares of common stock and warrants to purchase an additional 934,847 shares of common stock. In August 2013, we issued warrants to purchase 99,208 shares of common stock in connection with the third amendment to the Loan Agreement with Hercules. Additionally, as of March 31, 2014, we issued warrants to purchase 100,000 shares of common stock in connection with entering into the Credit Agreement with Opus. On September 16, 2014, the Company entered into an underwritten public offering of 2,000,000 shares of its common stock at a public offering price of $15.00 per share and also granted the underwriter a 30-day option to purchase up to an additional 300,000 shares of common stock to cover overallotments. The Company received net proceeds of approximately $31.6 million from the sale of 2,300,000 shares of common stock in the underwritten public offering, after deducting the underwriting discount and estimated offering expenses payable by us. In the future, from time to time we also may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders.

In addition, we have reserved shares of common stock for various incentive plans under which equity may be issued, acquisitions made in the past and capital raise. As of September 30, 2014, 2.1 million shares of common stock are reserved for future grants and outstanding equity awards under our various equity incentive plans and an additional 1.5 million shares of common stock are reserved for future issuance in connection with other commitments, including the potential sale of shares to LPC and issuance of shares for contingent consideration. We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As of August 1, 2014, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote 8% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of August 1, 2014, the directors and officers of Identiv collectively held 3% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring Board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

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

IDENTIV, INC.

November 14, 2014	By:	/S/ JASON HART
Jason Hart
Chief Executive Officer
(Principal Executive Officer and Director)

November 14, 2014	By:	/S/ BRIAN NELSON
Brian Nelson
Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

1.1

Underwriting Agreement dated September 11, 2014 between Identiv, Inc. and Cowen and Company, LLC. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on September 11, 2014.)

10.1

First Amendment to Credit Agreement and Ratification between Identiv, Inc. and Opus Bank dated November 10, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 12, 2014.)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Compensation Plan or Agreement.

**   Furnished herewith and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.