Form 10-K
period 2014-12-31
Identiv, Inc.
filed 2015-03-23
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

COMMISSION FILE NUMBER 0-29440

IDENTIV, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0444317
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)
39300 Civic Center Dr., Suite 140, Fremont, California	94538
(Address of Principal Executive Offices)	(Zip Code)

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $74,622,040.

At March 6, 2015, the registrant had outstanding 10,754,038 shares of Common Stock, excluding 244,229 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement and Notice of Annual Meeting to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2014 are incorporated by reference into Part II, Item 5 and Part III of this Report.

Identiv, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2014

Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”), including the documents incorporated by reference in this Annual Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For example, statements, other than statements of historical facts regarding our strategy, future operations and growth, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the factors that could cause our actual results to differ materially from our expectations in the “Customers,” “Research and Development,” “Competition,” “Proprietary Information and Technology,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Annual Report. These cautionary statements qualify all of the forward-looking statements included in this Annual Report that are attributable to us or persons acting on our behalf.

Identiv and the Identiv logo are trademarks of Identiv, Inc., registered in many jurisdictions worldwide. Certain product and service brands are also trademarks or registered trademarks of the Company, including HIRSCH, idOnDemand, iAuthenticate, Scramblepad, TouchSecure and Velocity. Other product and brand names not belonging to Identiv that appear in this document may be trademarks or registered trademarks of their respective owners.

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

At the end of fiscal year 2013, we operated in two segments, “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”). Following the changes in our organizational structure, we changed our operating segments to focus on our trust solutions:

•	Trust for Premises solution secures buildings via an integrated access control system.
•

Trust for Information solution secures enterprise information including PCs, networks, email encryption, login, and printers via delivery of smart card reader products and identity management via our idOnDemand service.

•	Trust for everyday items solution secures everyday connected items, including electronic toys, medical devices, wearables and other internet of things applications

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

To deliver these solutions, the Company reorganized its operations into four reportable business segments in the first quarter of 2014 principally by product families: Premises, Identity, Credentials and All Other. As a result of the change, product families and services were organized within the following four segments:

Premises

Our uTrust premises products offerings include MX controllers, Velocity management software and Touch Secure (“TS”) door readers. Our modular uTrust MX controllers are designed to be scalable, allowing customers to start with a small system and expand over time. uTrust MX controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity software. The uTrust Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. uTrust door readers provide unique features to support a number of security environments and standards. For example, uTrust TS readers support the majority of legacy card credentials with a robust next-generation platform that can help companies migrate to more secure credentials and technologies, including smart cards, near field communication (“NFC”) and government-issued credentials. uTrust Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered.

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

Credentials

The fastest-growing products in our portfolio are credentials: NFC and radio frequency identification (“ RFID”) products — including inlays and inlay-based cards — labels, tags and stickers, as well as other radio frequency (“RF”) and IC components. These products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of identity-based applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing. In addition Identiv provides a comprehensive range of user credentials under the uTrust brand, used for Premises and Information solutions access.

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

We reported our financial results under these operating segments beginning with our Quarterly Report on Form 10-Q for the first quarter of 2014, with comparative results under these operating segments for 2013.

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

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in California, Chennai, India and Australia and local operations and sales facilities in Australia, Germany, Hong Kong, Japan, Singapore and the U.S. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Reverse Stock Split

On May 22, 2014, the shareholders approved, and we filed a certificate of amendment to our Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware effecting, a one-for-ten reverse split of our common stock, par value $0.001 (the “Reverse Stock Split”). The Reverse Stock Split did not change the par value of our common stock, our authorized shares of common stock or preferred stock. Upon the effectiveness of the Reverse Stock Split, our issued shares of common stock decreased from approximately 80 million to approximately 8 million shares, all with a par value of $0.001. We have no outstanding shares of preferred stock. All share, per share and stock option information in the accompanying consolidated financial statements and the notes thereto have been restated for all periods to reflect the Reverse Stock Split

Our Strategy

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

Recent Dispositions

Another important action was the divestiture of businesses that were determined to be non-core to our ongoing strategy. In December 2013 we completed the sale of our Multicard and payment solution AG subsidiaries in Europe. In February 2014 we completed the sale of our Rockwest Technology Group, Inc. d/b/a/ Multicard US (“Multicard US”) subsidiary to the founders and former owners of the Multicard US business. The sale of the Multicard US subsidiary was made pursuant to a Share Purchase Agreement dated January 21, 2014 whereby the Company agreed to sell 80.1% of the shares of its holdings in Multicard US. On June 30, 2014, the Company entered into an Asset Purchase agreement with a former employee to sell certain non-core assets consisting of inventory, some prepaid items, certain fully depreciated office equipment and certain intellectual property (“Non-Core Assets”) relating to one of its subsidiaries. The sale of these Non-Core Assets was completed on July 7, 2014. We believe these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable opportunities in the security technology market. We have accounted for these divested businesses as discontinued operations, and the statements of operations for all periods presented reflect the discontinuance of these businesses. For more information, see Note 2, Discontinued Operations of Notes to Consolidated Financial Statements in the accompanying Financial Statements to this Annual Report on Form 10-K.

Market Strategy

Our corporate priority in 2015 is to drive revenue growth by leveraging our core expertise from our existing product portfolio with a focus on cloud and mobile technologies, as well as our significant experience addressing customers’ security challenges across multiple markets, including government, transportation, healthcare, education, banking, critical infrastructure and others.

In particular, we believe that our more than 20 years’ experience delivering security solutions to U.S. Government customers has provided us with significant expertise in security technologies and the evolving standards that continually shape their application to protect premises, information, and everyday items. Our products enable compliance with federal directives and standards implemented over the past decade, including Homeland Security Presidential Directive (“HSPD”) 12 and Federal Information Processing Standard (“FIPS”) 201, which defines a common identification standard known as the Personal Identity Verification (“PIV”) credential, used by all U.S. Government employees and contractors. We have supplied millions of smart card readers to the Department of Defense and other federal agencies to enable secure logical access to PCs, networks and data. We are a leading supplier of physical access control solutions to both federal and state government customers, including agencies within the Department of Justice and the Department of the Treasury.  As a pioneering adopter of security technologies and protocols employed on a large scale, the U.S. Government is a benchmark for enterprises as well as other governments worldwide.

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

For decades, organizations typically have implemented separate systems and policies to secure their physical facilities and their digital information and networks. Physical access control systems traditionally have utilized simple, low-security proximity cards or tokens and relied on sophisticated hardware controllers and management software to authenticate an individual’s rights and privileges to enter a building or office.  Logical access control systems typically have relied on relatively powerful and secure smart card-based credentials and readers to authenticate users as they log on to PCs or networks. Different departments within an organization are typically responsible for issuing and managing credentials for physical and logical access, further hampering coordination between these systems.  In today’s heightened risk environment, there is growing concern about the gaps in security that can arise from this lack of coordination, such as a terminated employee whose access rights to the network are not revoked at the same time as access rights to the building.

Increasingly, organizations are modifying their existing security systems or implementing new systems that combine the management and administration of both physical and logical access control. Within the security industry, this process is known as convergence. The goal of converged systems is to provide integrated, policy-based physical and logical access to enable benefits such as a single sign on and centralized identity management, as well as network provisioning throughout a user’s lifecycle.

Identiv provides customers with a complete, integrated trust solution for converged access. A core component of our trust solutions is our idOnDemand service, which provides organizations with a complete, easy to implement and cost-effective solution for issuing and managing identity credentials. Because this solution is offered through the cloud, our customers can access the service at any time from our secure web portal to issue, manage or revoke credentials to any employee, without the high cost and complexity of internal deployments. Our Trust for Premises solutions, described below, provide premises security for an organization, and our Trust for Information solutions, also described below, enable secure access to PCs, networks, and other devices that protect an organization’s information. All work together to provide a seamless, converged security solution.

Trust for Premises

We develop and sell integrated physical access control solutions to government and enterprise customers worldwide under our uTrust brand. Our uTrust systems integrate access control, video surveillance, intrusion detection, building management and other network-based systems using a wide range of credentials, including PIV cards, smart cards, RFID cards and biometrics in order to successfully secure facilities, digital assets and electronic transactions.

Our uTrust offerings include controllers, Velocity management software, door readers and credentials. Our modular uTrust controllers are designed to be scalable, allowing customers to start with a small system and expand it over time. uTrust controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity software. The uTrust Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. Our door readers provide unique features to support a number of security environments and standards. For example, our Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered. Our TouchSecure readers support the majority of legacy card credentials with a robust next generation platform that can help companies migrate to more secure credentials and technologies, including smart cards, NFC and government-issued credentials.

Our idOnDemand service can be used to provision (i.e., create and issue) and manage identity credentials used in our Trust for Premises solutions.

Trust for Information

Identiv is a leading global supplier of smart card reader products. We offer a broad range of contact, contactless and mobile smart card readers, tokens and terminals that are utilized around the world to enable logical (i.e., PC, network, or data) access and security and identification applications, such as national ID, payment and eHealth and eGovernment. To support the growing demand for solutions that provide secure access via mobile devices, sometimes known as “bring your own device” (“BYOD”), our iAuthenticate mobile readers allow users to securely authenticate using iOS™ or Android™ devices, when they present standard credentials issued by the U.S. Government, including the PIV card and its predecessor, the Common Access Card (“CAC”).

Our idOnDemand service can be used to provision, issue and manage identity credentials used in our Trust for Information solutions.

Trust for Everyday Items

We design and manufacture a broad range of NFC and RFID products, including inlays and inlay-based cards, labels, tags and stickers, as well as other RF and IC components. Our inlays and converted inlay products are used in a diverse range of identity-based applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing, and others.

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

Customers

We sell to customers worldwide in a diverse range of markets, including government, enterprise, consumer, education, healthcare and transportation. Sales to our top ten customers accounted for 44% of total revenue in 2014 and 32% of total revenue in 2013. One customer accounted for 23% of the Company’s total revenue in 2014. No customer accounted for more than 10% of the Company’s total revenue in 2013. A significant amount of revenue is sourced from sales of products and systems to our OEM partners and an indirect sales network who sell to various entities within the U.S. federal government sector. U.S. federal government sales are primarily delivered through our OEM partners and an indirect sales network or are priced using published General Service Administration schedules.

Sales and Marketing

We primarily conduct our own sales and marketing activities in each of the markets in which we compete, utilizing our own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and/or OEMs. We sell our smart card readers and RFID/NFC products directly to end users and utilize indirect sales channels that may include OEMs, dealers, systems integrators, value added resellers, resellers or Internet sales. We sell our uTrust physical access control solutions and our idOnDemand cloud-based identity and access management services primarily through systems integrators, dealers and value added partners, although we also sell directly to end users. In support of our sales efforts, we participate in trade shows and conduct sales training courses, targeted marketing programs, and ongoing customer, channel partner and third-party communications programs.

Competition

The market for security solutions is competitive and characterized by rapidly changing technology and evolving standards in the industry as a whole and within specific markets. We believe that competition for security solutions is likely to intensify as a result of an ongoing increase in demand for cloud-based credential provisioning and management services as well as solutions that help converge physical and logical access control systems and RFID and NFC products to enable expansion of the connected world.

We face a range of competition for our products, systems and solutions. Competition for our smart card readers and related products primarily comes from several well-established companies, including Gemalto NV and OMNIKEY/HID Global (a division of ASSA ABLOY AB), as well as from a number of smaller suppliers in Asia. Competition for our RFID inlays and inlay-based products comes from a small number of organizations that understand the specialized processes and have the capital equipment required to serve the RFID/NFC technology market. Competitors in this market include SMARTRAC NV, who in the last few years has acquired former competitors UPM RFID and KSW Microtec, as well as a number of inlay conversion companies in Asia. In the market for NFC tags, readers and other solutions, we face competition from traditional smart card reader and RFID technology providers, including Gemalto and ASSA ABLOY for NFC readers, and SMARTRAC and other inlay converters for NFC tags.

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

While we believe that we compete favorably within our market environment, our ability to continue to successfully compete is subject to a variety of factors, as further discussed below in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Seasonality and Other Factors

In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our physical access control solutions to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year; however the impact of overall budget reductions from actions such as government shutdowns and potential sequester actions on this seasonal trend is uncertain. Sales of our smart card readers and reader chips, many of which are sold to government agencies, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on commercial and government budget cycles, with lower sales in the first half, and in particular the first quarter of the year, and the highest sales in the second half of each year.

In addition to the general seasonality of demand, overall U.S. Government expenditure levels have a significant impact on demand for our products due to the significant portion of end demand for our products that we believe is sourced from U.S. Government agencies. Therefore, any significant reduction in U.S. Government spending could adversely impact our financial results and could cause our operating results to fall below any guidance we provide to the market or below the expectations of investors or security analysts.

Backlog

We typically do not maintain a significant level of backlog and revenue in any quarter significantly depends on contracts entered into or orders received and shipped in that quarter. The majority of our sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. While our customer contracts generally do not require fixed long-term purchase commitments, from time to time we do enter into customer contracts where delivery of products, systems or services is ongoing or is scheduled over multiple quarters or years. In view of our order and shipment patterns, and because of the possibility of customer changes in delivery schedules or cancellation of orders, we do not believe that the ongoing arrangements we enter into provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Research and Development

We have made and continue to make significant investments in research and the development of trust solutions for customers in the government, enterprise, consumer and commercial markets. We focus the bulk of our research and development activities on the development of products and solutions for new and emerging market opportunities. In addition to developing core technology that can be leveraged across a number of products, our engineering team works with product managers, applications engineers, distribution partners and customers to develop new products, product enhancements, software and systems to meet customer and market requirements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to be able to quickly introduce new offerings that incorporate the latest technological advances. New offerings introduced across our businesses resulting in new inventions provide opportunities for new patent applications.

Our recent research and development activities have included enhancements for our cloud-based credential provisioning and management offerings and the ongoing development of physical access controller platforms, which address new market trends such as secure mobile access and extends our available customer base to include smaller enterprises. On an ongoing basis, we invest in the development of new contactless readers, tokens and modules, new physical access readers to enable converged physical and logical access, and in the extension of our contactless platforms. In addition, we continue to enhance and broaden our RFID and NFC inlay designs and technologies in the areas of security, enablement for NFC applications, card manufacturing and other applications.

We attempt to balance our investment in new technologies, products and services with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development. Research and development expenses were $6.9 million in 2014 and $6.3 million in 2013 and we capitalized expense related to development of our cloud-based services of $0.5 million in 2014 and $0.6 million in 2013.

We conduct our research and development activities from several locations around the world. Development of our smart card reader products and technologies primarily takes places in India. Development of our cloud-based credential provisioning and management offering primarily takes place in California and Australia. Development of our physical access control solutions primarily takes place in California. Development of our RFID and NFC products and technology primarily takes place in Singapore.

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

There has been a great deal of litigation in the technology industry regarding intellectual property rights and from time to time we may be required to use litigation to protect our proprietary technology. This may result in our incurring substantial costs and there is no assurance that we would be successful in any such litigation. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to use our proprietary information and software without authorization. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to the same extent as do the laws in the U.S. Because many of our products are sold and a substantial portion of our business is conducted outside the U.S., our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate. There is a risk that our competitors will independently develop similar technology, duplicate our products or design around our patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our business could be harmed.

In addition, we have from time to time received claims that we are infringing upon third parties’ intellectual property rights. Future disputes with third parties may arise and these disputes may not be resolved on terms acceptable to us. As the number of products and competitors in our target markets grow, the likelihood of infringement claims also increases. Any claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, or require us to redesign our products, accept product returns or to write-off inventory. Any of these events could have a material adverse impact on our business and operating results.

We are expanding our portfolio of more than 30 patent families (designs, patents, utility models, patents pending and exclusive licenses) in individual or regional filings, covering products, electrical and mechanical designs, software systems and methods and manufacturing process ideas for our various businesses. In 2014 we had six additional patents granted: US 8,902,119 “Dual Polarized UHF Tag” in the U.S.; patent number US 8,851,385B2  “ Card Lamination” which provides a novel way to manufacture ID cards; US patent application 13/647,792  “Tamper-Proof RFID Label,” which has been granted but awaiting a patent number assignment;  patent number US 8,777,112B2 “RFID Gasket Structure” in the US; patent number US 8,745,754B2 “Device for Secure Access to Digital Media Contents, Virtual Multi-Interface Driver and System for Secure Access to Digital Media Contents” also in US ; patent number  GB2495663 “System and Method for Converging RFID Building Security with PKI Techniques” in Great Britain. We also submitted and have pending U.S. and foreign patent filings in RFID tags, converged access readers and systems, smart card manufacturing methods, authentication and cloud-based systems and NFC offerings. Additionally, we leverage our own ASIC designs for smart card interface in some of our reader devices. However, none of our patents are currently material to our business.

Manufacturing and Sources of Supply

We utilize a combination of our own manufacturing facilities and the services of contract manufacturers in various countries around the world to manufacture our products and components. Our physical access keypads, controllers and software are manufactured primarily in California, using locally sourced components. The majority of our smart card reader products and components are manufactured in Singapore and China and are certified to the ISO 9001:2000 quality manufacturing standard and our remaining smart card readers and components are manufactured in Singapore. Our RFID and NFC inlays and inlay-based products such as labels and tags are manufactured and assembled by our own internal manufacturing teams in Singapore primarily using locally sourced components.

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

For the majority of our product manufacturing, we utilize a global sourcing strategy that serves all business solution areas within the company, which allows us to achieve economies of scale and uniform quality standards for our products and support higher gross margins.

On an ongoing basis, we analyze the need to add alternative sources for both our products and components. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers and inlays, and we use chips and antenna components from third-party suppliers in our RFID and NFC inlays and contactless smart card readers. Wherever possible, we have qualified additional sources of supply for components. However, a risk remains that we may be adversely impacted by an inadequate supply of components, price increases, late deliveries or poor component quality. In addition, some of the basic components used in our reader products, such as semiconductors, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered significant volumes of these components, or higher prices being charged for components we require.

Employees

As of December 31, 2014, we had 308 full-time employees, of which 88 were in research and development, 97 were in sales and marketing, 37 were in general and administrative and 86 were in manufacturing and related functions. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Foreign Operations; Properties

We operate globally, with corporate headquarters in Fremont, California. We also maintain leased facilities in Australia, Germany, Hong Kong, India, Japan, Singapore and the U.S. We consider these properties adequate for our business needs.

Legal Proceedings

From time to time, we could become subject to claims arising in the ordinary course of business or could be named a defendant in lawsuits. While the outcome of such claims or other proceedings cannot be predicted with certainty, our management expects that any such liabilities, to the extent not provided for by insurance or otherwise, would not have a material effect on our financial condition, results of operations or cash flows.

We are not currently, nor during the twelve-month period ended December 31, 2014 have we been named a party to any pending legal, governmental or arbitration proceeding, nor has, in the past twelve months, our property been the subject of any pending legal, governmental or arbitration proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business nor are we aware that any such proceedings are threatened.

Availability of SEC Filings

We make available through our website our Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission (“SEC”). Our Internet address is www.identiv.com. The content on our website is not, nor should it be deemed to be, incorporated by reference into this Annual Report. Additionally, documents filed by us with the SEC may be read and copied at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

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

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Our revenues and operating results are subject to significant fluctuations and such fluctuations may lead to a reduced market price for our stock.

Our revenues and operating results have varied in the past and will likely continue to fluctuate in the future. We believe that period-to-period comparisons of our operating results are not necessarily meaningful, but security analysts and investors often rely upon these comparisons as indicators of future performance. If our operating results in any future period fall below the expectations of security analysts and investors, or the guidance that we provide, the market price of our stock would likely decline.

Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

•	business and economic conditions overall and in our markets;
•	the timing and size of customer orders that may be tied to annual or other budgetary cycles, seasonal demand, product plans or program roll-out schedules;
•	the effects of the U.S. Government spending cuts and other changes in budget allocation or availability that create uncertainty for customers in certain parts of our business;
•	the absence of significant backlog in our business;
•	cancellations or delays of customer orders or the loss of a significant customer;
•	the length of sales cycles associated with our product or service offerings;
•	variations in the mix of products and services we sell;
•	reductions in the average selling prices that we are able to charge due to competition or other factors;
•	our ability to obtain an adequate supply of quality components and to deliver our products on a timely basis;
•	our inventory levels and the inventory levels of our customers and indirect sales channels;
•	the extent to which we invest in development, sales and marketing, and other expense categories;
•	strategic acquisitions, dispositions or organizational restructuring;
•	fluctuations in the value of foreign currencies against the U.S. dollar;
•	the cost or impact of litigation; and
•	the write-off of investments or goodwill.

Estimating the amount and mix of future revenues is difficult, and our failure to do so accurately could affect our ability to be profitable or reduce the market price for our stock.

Accurately estimating future revenues is difficult because the purchasing patterns of our customers can vary depending upon a number of factors. We sell our smart card readers primarily through a channel of distributors who place orders on an ongoing basis depending on their customers’ requirements. As a result, the size and timing of these orders can vary from quarter to quarter. The increasing market demand for RFID and NFC technology is resulting in larger program deployments of these products and components, as well as increasing competition for these solutions. Across our business, the timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience an unexpected increase or decrease in demand for our products resulting from fluctuations in our customers’ budgets, purchasing patterns or deployment schedules. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.

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

In March 2014, we entered into a Senior Secured Credit Facility Agreement with Opus Bank (the “Credit Agreement”). The loan agreement includes provisions that place limitations on a number of our activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends or dispose of or sell assets or enter into a merger or similar transaction. Additionally, on November 10, 2014, the Company entered into an amendment to its Credit Agreement dated March 31, 2014, with Opus (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the revolving loan facility was increased from $10.0 million to $30.0 million and the revolving loan maturity date was extended to November 10, 2017. Together the Credit Agreement and Amended Credit Agreement contain financial covenants that require us to achieve certain levels of financial performance as measured periodically in terms of our tangible net worth, EBITDA, and specific asset levels as they relate to outstanding debt. If an event of default in such covenants occurs and is continuing, the lender may, among other things, accelerate the loan and seize collateral or take other actions of a secured creditor. If repayment of the loan is accelerated, we could face a substantial liquidity problem and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our loan covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. All of the foregoing could have serious consequences to our financial condition and results of operations. Our ability to generate cash to meet scheduled payments with respect to our debt depends on our financial and operating performance, which in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in this Risk Factors section. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness as noted above. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

If we are not able to secure additional financing when needed, our business could be adversely affected.

We may seek or need to raise additional funds for general corporate and commercial purposes or for acquisitions. Our ability to obtain financing depends on our historical and expected future operating and financial performance, and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we are unable to secure additional financing when desired, our ability to fund our business operations, make capital expenditures, pursue additional expansion or acquisition opportunities, or have resources available to capitalize on other opportunities could be limited, and this could adversely impact our financial results. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders.

Acquisitions and strategic investments require substantial resources, expose us to significant risks and may adversely impact our business.

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

The costs associated with an acquisition may be significant, whether or not the acquisition transaction is successfully concluded. As a result, acquisition activities may reduce the amount of capital available to fund our business. To purchase another company, we may be required to issue additional equity securities, which would result in dilution to our stockholders. Acquisitions may result in the assumption of additional liabilities or debt, including unanticipated liabilities, or charges to earnings for such items as amortization of purchased intangibles or in-process research and development expenses. Such liabilities, indebtedness or charges could result in a material and adverse impact with respect to our financial condition and results of operations. Acquisitions and strategic investments may also lead to substantial increases in non-current assets, including goodwill. Write-downs of these assets due to unforeseen business developments may materially and adversely impact our financial condition and results of operations.

Additionally, we have in the past acquired companies that we have subsequently divested, in some cases for less than we paid to acquire the companies. Such divestitures involve risks, such as difficulty separating out portions of or entire businesses, distracting our management team and employees, potential loss of revenue and potentially disrupting customer relationships. We may also incur significant costs associated with exit or disposal activities, related impairment charges, or both, if we exit or divest a business or product line. If we are not able to successfully integrate or divest products, technologies, or personnel from businesses that we acquire or divest, or if we are not able to realize the expected benefits of our acquisitions, divestitures, or strategic investments, our business and financial results could be adversely affected.

We may not fully realize the anticipated positive impacts to future financial results from our restructuring efforts.

We recently realigned our organizational structure to operate as a single, unified company rather than as a group of individual businesses and reorganized our management team and our operational activities by function (e.g., engineering, sales, marketing, customer service and information technology). These restructuring efforts were undertaken to streamline operations and reduce operating expenses. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.

Our business and reputation may be impacted by information technology system failures or network disruptions.

We may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could compromise company or customer data and result in delayed or cancelled orders. System failures and disruptions could also impede the manufacturing and shipping of products, delivery of online services, processing of transactions and reporting of financial results.

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

Our business could be adversely affected by reductions or delays in the purchase of our products or services for government security programs in the United States and globally.

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

Additionally, we anticipate that an increasingly significant portion of our future revenues will come from government programs outside the U.S., such as electronic national identity, eGovernment and eHealth programs. We currently supply smart card readers, RFID products and cloud-based credential provisioning and management solutions for various government programs in Europe, Asia and Australia and are actively targeting additional programs in these and other geographic areas. However, the allocation and availability of budgets for such programs are often impacted by economic or political factors over which we have no control, and which may cause delays in program implementation, which could negatively impact our sales and results of operations.

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

We also experience indirect competition from certain of our customers who currently offer alternative products or solutions or are expected to introduce competitive offerings in the future. For example, in our physical access control business, many of our dealer channel partners act as system integrators, providing installation and service, and therefore carry competitive lines of products and systems. This is a common practice within the industry as the integrators need access to multiple lines in order to support all potential service and user requirements. Depending on the technical competence of their sales forces, the comfort level of their technical staff with our systems and price pressures from customers, these integrators may choose to offer a competitor’s product. There is also business pressure to provide some level of sales to all vendors to maintain access to a range of products and systems.

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

Increased competition and increased market volatility in our industry could result in lower prices, reduced margins or the failure of our product and service offerings to achieve or maintain market acceptance, any of which could have a serious adverse impact on our business, financial condition and results of operations.

Our percentage of revenue and customer concentration is significant in certain of our businesses.

Sales to our top ten customers accounted for 44% of total revenue in 2014 and 32% of total revenue in 2013. One customer accounted for 23% of the Company’s total revenue in 2014. Two customers accounted for more than 10% of our accounts receivable balance as of December 31, 2014 with each customer accounting for approximately 12% of our accounts receivable balance at year end. No customer accounted for more than 10% of the Company’s total revenue in 2013. A significant amount of revenue is sourced from sales of products and systems to our OEM partners and an indirect sales network who sell to various entities within the U.S. federal government sector. We cannot guarantee that future reductions in U.S. Government budgets will not impact our sales to these government entities or that the terms of existing contracts will not be subject to renegotiation. Our loss of one or more of our significant customers could have a significant adverse impact on our business, financial condition and results of operations.

Our business will not be successful if we do not keep up with the rapid changes in our industry.

The market for security products and related services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. To be competitive, we have to continually improve the performance, features and reliability of our products and services, particularly in response to competitive offerings, and quickly demonstrate the value of new products and services or enhancements to existing products and services. Our failure to develop and introduce new products and services successfully on a timely basis and to achieve market acceptance for such products and services could have a significant adverse impact on our business, financial condition and results of operations.

Our increasing focus on cloud-based services presents execution and competitive risks.

An important component of our growth strategy involves the sale of our idOnDemand cloud-based services to deliver identity credential provisioning and management solutions. The market for cloud-based credentialing solutions is at an early stage of development. Customer knowledge of, and trust in the cloud-based delivery of credentialing solutions greatly depends upon suppliers’ ability to demonstrate the value, security and reliability of their offerings compared both to competitive services and to traditional models of management identity credentials. We believe our expertise in cloud-based service delivery, our broad experience with relevant security standards and technologies and our investment in infrastructure provide us with a strong foundation to compete. However, if we are not able to demonstrate sufficient security and reliability, as well as differentiated value of our cloud-based solutions to potential customers, our revenue and gross profit margins could be adversely impacted.

Currently, our idOndemand cloud-based services contribute a small but growing component of our overall revenue.  As this component of our business grows, we will recognize an increasing portion of our revenues over the subscription period, rather than at the time of sale. To accelerate growth, we have made, and expect to continue to make significant investments to develop, sell and deploy our cloud-based service capabilities. These investments are focused on software development, on expanding and maintaining the secure infrastructure to support our cloud computing services, and on developing sales and distribution channels for our idOnDemand offering. If our investments outpace our revenue growth in cloud services, our operating results will be adversely affected.

Security breaches, whether or not related to our products, could result in the disclosure of sensitive government information or private personal information that could result in the loss of clients and negative publicity.

Many of the systems we sell manage private personal information or protect sensitive information related to our customers in the government or commercial markets. A well-publicized actual or perceived breach of network or computer security in one of these systems, regardless of whether such a breach is attributable to our products, could adversely affect the market’s perception of us and our products, and could result in the loss of customers, have an adverse effect on our reputation and reduce demand for our products.

As part of our technical support services, we agree, from time to time, to possess all or a portion of the security system database of our customers. This service is subject to a number of risks. For example, despite our security measures our systems may be vulnerable to cyber-attacks by hackers, physical break-ins and service disruptions that could lead to interruptions, delays or loss of data. If any such compromise of our security were to occur, it could be very expensive to correct, could damage our reputation and could discourage potential customers from using our services. Although we have not experienced attempted cyber or physical attacks, we may experience such attempts in the future. Our systems also may be affected by outages, delays and other difficulties. Our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

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

The global nature of our business exposes us to operational and financial risks and our results of operations could be adversely affected if we are unable to manage them effectively.

We market and sell our products and solutions to customers in many countries around the world. To support our global sales, customer base and product development activities, we maintain company offices and/or business operations in several locations around the world, including Australia, Germany, Hong Kong, India, Japan, Singapore and the U.S. We also maintain manufacturing facilities in Singapore and California and engage contract manufacturers in multiple countries outside the U.S. Managing our global development, sales, administrative and manufacturing operations places a significant burden on our management resources and our financial processes and exposes us to various risks, including:

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

A significant portion of our revenue is made through an indirect sales channel, and the loss of dealers, systems integrators, resellers, or other channel partners could result in decreased revenue.

We currently use an indirect sales channel that includes dealers, systems integrators, value added resellers and resellers to sell a significant portion of our products and solutions, primarily into markets or to customers where the channel partner may have closer relationships or greater access than we do. Some of these channel partners also sell our competitors’ products, and if they favor our competitors’ products for any reason, they may fail to market our products as effectively or to devote necessary resources that result in effective sales, which would cause our sales to suffer. Indirect selling arrangements are intended to benefit both us and the channel partner, and may be long- or short-term relationships, depending on market conditions, competition in the marketplace and other factors. If we are unable to maintain effective indirect sales channels, there could be a reduction in the amount of product we are able to sell, and our revenues could decrease.

We depend upon third-party manufacturers and a limited number of suppliers, and if we experience disruptions in our supply chain or manufacturing, our business may suffer.

We rely upon a limited number of suppliers for some key components of our products which exposes us to various risks, including whether or not our suppliers will provide adequate quantities with sufficient quality on a timely basis and the risk that supplier pricing may be higher than anticipated. In addition, some of the basic components used in some of our products, such as semiconductors, may at any time be in great demand. This could result in components not being available to us in a timely manner or at all, particularly if larger companies have ordered significant volumes of those components, or in higher prices being charged for components we require. Disruption or termination of the supply of components or software used in our products could delay shipments of our products, which could have a material adverse effect on our business and operating results and could also damage relationships with current and prospective customers.

Many of our products are manufactured outside the U.S. by contract manufacturers. Our reliance on foreign manufacturing poses a number of risks, including lack of control over the manufacturing process and ultimately over the quality and timing of delivery of our products. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers, and we may not be able to do this in a timely manner or on reasonable terms. Additionally, we may be subject to currency fluctuations, potentially adverse tax consequences, unexpected changes in regulatory requirements, tariffs and other trade barriers, export controls, or political and economic instability. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative manufacturers could materially and adversely affect our business and operating results. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventory levels could be inadequate or excessive, which could result in damage to our reputation with our customers and in the marketplace, as well as possible write-offs of excess inventory.

Our U.S. Government business depends upon the continuance of regulations that require federal agencies to implement security systems such as ours, and upon our ability to receive certain government approvals or certifications and demonstrate compliance in government audits or investigations. A failure to receive these government approvals or certifications or a negative audit result could result in a material adverse impact on our business, financial condition and results of operations.

While we are not able to quantify the amount of sales made to end customers in the U.S. Government market due to the indirect nature of our selling process, we believe that orders from U.S. Government agencies represent a significant portion of our revenues. The U.S. Government, suppliers to the U.S. Government and certain industries in the public sector currently fall, or may in the future fall, under particular regulations that require federal agencies to implement security systems that utilize physical and logical access control products and solutions such as ours. These regulations include, but are not limited to HSPD 12 and FIPS 201 produced by the National Institute of Standards and Technology (“NIST”). Discontinuance of, changes in, or lack of adoption of laws or regulations pertaining to security related to sales to end customers in the U.S. Government market could adversely affect our sales.

Our U.S. Government business is also dependent upon the receipt of certain governmental approvals or certifications and failure to receive such approvals or certifications could have a material adverse effect on our sales in those market segments for which such approvals or certifications are customary or required. Government agencies in the U.S. and other countries may audit our business as part of their routine audits and investigations of government procurement programs. Based on the outcome of any such audit, if any of our costs are found to be improperly allocated to a specific order, those costs may not be reimbursed and any costs already reimbursed for such order may have to be refunded. If a government agency audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions. A negative audit could materially affect our competitive position and result in a material adverse impact on our business, financial condition and results of operations.

Fluctuations in foreign exchange rates between the U.S. dollar and other major currencies in which we do business may adversely affect our business, financial condition and results of operations.

A significant portion of our business is conducted in foreign currencies, principally the euro. Fluctuations in the value of foreign currencies relative to the U.S. dollar will result in currency exchange gains and losses in our reported results. If a significant portion of operating expenses are incurred in a foreign currency such as the euro, and revenues are generated in U.S. dollars, exchange rate fluctuations might have a positive or negative net financial impact on these transactions, depending on whether the value of the U.S. dollar decreases or increases compared to the euro. In addition, the valuation of current assets and liabilities that are denominated in a currency other than the functional currency can result in currency exchange gains and losses. For example, when one of our subsidiaries uses the euro as the functional currency, and this subsidiary has a receivable in U.S. dollars, a devaluation of the U.S. dollar against the euro of 10% would result in a foreign exchange loss to the reporting entity of 10% of the value of the underlying U.S. dollar receivable. We cannot predict the effect of exchange rate fluctuations upon future operating results. The effect of currency exchange rate changes may increase or decrease our costs and/or revenues in any given period, and we may experience currency losses in the future. To date, we have not adopted a hedging program to protect against the risks associated with foreign currency fluctuations.

We may not be able to protect our intellectual property rights, which could make us less competitive and cause us to lose market share.

Our future success will depend, in part, upon our intellectual property rights and our ability to protect these rights. We rely on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. From time to time we may be required to use litigation to protect our proprietary technology. This may result in our incurring substantial costs and we may not be successful in any such litigation. Despite our efforts to protect our proprietary rights, unauthorized third parties may copy aspects of our products, obtain and use information that we regard as proprietary, or infringe upon our patents. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to the same extent as do the laws in the U.S. Because many of our products are sold and a significant portion of our business is conducted outside the U.S., our exposure to intellectual property risks may be higher. Our means of protecting our proprietary and intellectual property rights may not be adequate. Additionally, there is a risk that our competitors will independently develop similar technology or duplicate our products or design around patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our competitive position could be harmed and we could lose market share.

We face risks from future claims of third parties and litigation, which could have an adverse effect on our results of operations.

From time to time, we may be subject to claims of third parties, possibly resulting in litigation, which could include, among other things, claims regarding infringement of the intellectual property rights of third parties, product defects, employment-related claims, and claims related to acquisitions, dispositions or restructurings. Addressing any such claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, require us to redesign our products, require us to accept returns of products and to write-off inventory, or result in other adverse effects to our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages.

We expect the likelihood of intellectual property infringement and misappropriation claims may increase as the number of products and competitors in the security market grows and as we increasingly incorporate third-party technology into our products. As a result of infringement claims, we could be required to license intellectual property from a third party or redesign our products. Licenses may not be offered when required or on acceptable terms. If we do obtain licenses from third parties, we may be required to pay license fees or royalties or we may be required to license some of our intellectual property to others in return for such licenses. If we are unable to obtain a license necessary for us or our third-party manufacturers to manufacture our allegedly infringing products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may also be unsuccessful in redesigning our products. Our suppliers and customers may be subject to infringement claims based on intellectual property included in our products. We have historically agreed to indemnify our suppliers and customers for patent infringement claims relating to our products. The scope of this indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third-party claims for patent infringement.

A material impairment in the carrying value of goodwill, intangible assets or other long-lived assets could negatively affect our consolidated financial condition and results of operations.

A significant portion of our assets consists of goodwill, intangible assets and other long-lived assets. We review goodwill for potential impairment on an annual basis and intangible assets and other long-lived assets for potential impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset is considered impaired, it is reduced to its fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined.  In 2013, the carrying value of goodwill and long-lived assets was determined to be impaired and we recorded impairment charges of $15.8 million to goodwill and long-lived assets, excluding an impairment charge of $11.8 million related to discontinued operations, as disclosed in our consolidated statements of operations.

Our stock price has been and is likely to remain volatile.

Over the past few years, The NASDAQ Capital Market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price on either or both exchanges may result from a number of factors, including, among others:

•	low volumes of trading activity in our stock;
•	technical trading patterns of our stock;
•	variations in our or our competitors’ financial and/or operational results;

•	the fluctuation in market value of comparable companies in any of our markets;
•	expected or announced news about partner relationships, customer wins or losses, product announcements or organizational changes ;
•	comments and forecasts by security analysts;
•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;
•	our recent 1-for-10 reverse stock split;
•	litigation developments; and
•	general market downturns.

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

Our common stock currently is listed on The NASDAQ Capital Market. There are a number of continuing requirements that must be met in order for our common stock to remain listed on The NASDAQ Capital Market, and the failure to meet these listing standards could result in the delisting of our common stock from NASDAQ. On June 11, 2013, we received notification from NASDAQ that we no longer met the requirement for continued listing under NASDAQ’s listing rules because the minimum bid price of our common stock was below $1.00 over a period of 30 consecutive trading days. The 180-day compliance period allowed to us to regain compliance with the minimum bid requirement ended December 9, 2013, but we were granted a 180-day extension, or until June 9, 2014, in which to regain compliance. On May 22, 2014, at our 2014 Annual Meeting, our shareholders’ approved a proposal authorizing our Board of Directors to effect a reverse stock split within a specified range. Following the 2014 Annual Meeting, the Board of Directors approved the reverse stock split with a ratio of 1-for-10 (the “Reverse Stock Split”). While the Reverse Stock Split enabled us to regain compliance with The NASDAQ Capital Market’s minimum bid price listing requirement, it may also result in certain adverse impacts to our Company and the trading of our common stock. Additionally, the liquidity of our common stock could be adversely affected by the reduced number of shares resulting from the Reverse Stock Split, which, in turn, could result in greater volatility in the price per share of our common stock. As a result, and notwithstanding our Reverse Stock Split and our regained compliance with the NASDAQ Capital Market’s minimum bid price listing requirement, we may not be able to maintain a price per share of our common stock in excess of $1.00 per share or the additional criteria for continued listing of our common stock set forth by The NASDAQ Capital Market. The occurrence of any future non-compliance with The NASDAQ Capital Market’s minimum bid price or other listing requirements may have a material adverse effect on our stock price, our business and our ability to raise capital.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could adversely affect our stock price.

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of financing transactions and acquisitions in recent years. In a private placement in November 2010, we issued 409,763 shares of common stock and warrants to purchase an additional 409,763 shares of common stock. In a public offering in May 2011, we issued 780,000 shares of common stock. In April 2013 we initially issued 203,855 shares of common stock in a private transaction with Lincoln Park Capital Fund, LLC (“LPC”), and entered into an agreement with LPC to sell up to $18 million of additional shares of common stock in the future. We issued an additional 756,223 shares of common stock to LPC through June 30, 2014 and subsequently terminated the agreement with LPC effective September 10, 2014. In August 2013, in a private placement, we issued 934,847 shares of common stock and warrants to purchase an additional 934,847 shares of common stock. In August 2013, we issued warrants to purchase 99,208 shares of common stock in connection with the amendment of our loan agreement. Additionally, as of March 31, 2014, we issued warrants to purchase 100,000 shares of common stock in connection with the entering into the Credit Agreement with Opus. Most recently, on September 16, 2014, the Company consummated an underwritten public offering of 2,000,000 shares of its common stock and also granted the underwriter a 30-day option to purchase up to an additional 300,000 shares of common stock to cover overallotments. In the future, from time to time we may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders.

In addition, we have reserved shares of common stock for potential future issuance including stock issued pursuant to various equity incentive plans, as contingent consideration related to previous acquisitions and various warrants issued in connection with previous capitals raises and other transactions. As of December 31, 2014, 1.7 million shares of common stock are reserved for future grants and outstanding equity awards under our various equity incentive plans and an additional 1.6 million shares of common stock are reserved for future issuance in connection with other commitments, including the potential issuance of shares for contingent consideration and warrant exercises. We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As of March 6, 2015, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote 7% of the outstanding shares of our common stock. Daniel Wenzel, a director of our Company, is a co-founder of Mountain Partners. As of March 6, 2015, our directors and officers collectively held 5% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring Board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

If current or future export laws limit or otherwise restrict our business, we could be prohibited from shipping our products to certain countries, which could cause our business, financial condition and results of operations to suffer.

Some of our products are subject to export controls or other laws restricting the sale of our products under the laws of the U.S., the European Union (“EU”) and other governments. The export regimes and the governing policies applicable to our business are subject to change. We cannot be certain that such export authorizations will be available to us or for our products in the future. In some cases, we rely upon the compliance activities of our prime contractors, and we cannot be certain they have taken or will take all measures necessary to comply with applicable export laws. If we or our prime contractor partners cannot obtain required government approvals under applicable regulations, we may not be able to sell our products in certain international jurisdictions.

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

As described in Controls and Procedures in Part II, Item 9A of this Annual Report on Form 10-K, in connection with the audit of our financial statements as of and for the year ended December 31, 2013, we identified a material weakness in internal control over financial reporting, arising from an inadequate design of controls related to the financial statement close process. We have taken a number of steps to complete the implementation of remediation measures and remediate our existing material weakness during 2014. However, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in our financial reporting.

Regulations relating to conflict minerals may adversely affect our business.

The SEC has adopted disclosure and reporting rules intended to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules require us to determine the origin of certain materials used in our products and to disclose whether we use any materials containing conflict minerals originating from the DRC and adjoining countries. If it is determined that our products contain or use any conflict minerals from the DRC or adjoining countries, additional requirements will be triggered. Compliance with conflict mineral disclosure requirements may result in increased costs of regulatory compliance, potential risks to our reputation, difficulty satisfying any customers that insist on conflict-free products and harm to our business.

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

Our corporate headquarters are located in Fremont, California and we maintain operational headquarters in Santa Ana, California. We lease additional facilities around the world to house our engineering, sales and marketing, administrative and manufacturing functions. At December 31, 2014, our major facilities consisted of the following:

Location	Function	Square Feet	Lease Expiration	Used by
Fremont, California	Corporate headquarters	4,792	November 2015	All business segments
Santa Ana, California	Administration; manufacturing; research and development	34,599	January 2018	All business segments
Ismaning, Germany	European operations and sales	15,897	November 2015	All business segments
Chennai, India	Research and development	17,500	April 2016	All business segments
Singapore	RFID/NFC product manufacturing	16,060	May 2017	Credentials

ITEM 3.	LEGAL PROCEEDINGS

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

Price Range of Common Stock; Number of Holders; Dividends

Our common stock is traded on the NASDAQ Stock Market’s Capital Market under the symbol “INVE.” According to data available at March 6, 2015, we had 204 registered holders of our common stock. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us. The following table sets forth the high and low closing prices of our common stock for the periods indicated (adjusted for the 1-for-10 reverse split of our common stock effective May 27, 2014):

	High	Low
Fiscal 2014:
First Quarter	$13.00	$5.72
Second Quarter	$12.50	$6.12
Third Quarter	$21.31	$9.89
Fourth Quarter	$15.04	$8.39
Fiscal 2013:
First Quarter	$16.00	$11.90
Second Quarter	$15.00	$7.23
Third Quarter	$8.70	$6.98
Fourth Quarter	$7.80	$4.86

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

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

Stock Performance Graph

The following performance graph compares the cumulative total return to holders of our common stock since December 31, 2009, to the cumulative total return over such period of the NASDAQ Composite index and the RDG Technology Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Identiv, Inc, the NASDAQ Composite Index
and the RDG Technology Composite Index

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Identiv, Inc
NASDAQ Composite
RDG Technology Composite

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

The performance graph assumes that $100 was invested on December 31, 2009 in our common stock and in each of the comparative indices. The performance graph further assumes that such amount was initially invested in our common stock at a price of $23.70 per share, the closing price on December 31, 2009.

Our historic stock price performance is not necessarily indicative of future stock price performance.

Measurement Period (Fiscal Year Covered)	Identiv	NASDAQ Composite	RDG Technology
Dec-09	$100.00	$100.00	$100.00
Dec-10	106.33	117.61	111.01
Dec-11	94.09	118.70	110.85
Dec-12	63.29	139.00	126.07
Dec-13	24.29	196.83	167.16
Dec-14	58.61	223.74	193.22

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes the Company’s purchases of common stock during the quarter ended December 31, 2014:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
October 1 - 31, 2014	87,804	$9.54	87,804	$4,162,712
November 1 - 30, 2014	90,000	$9.96	90,000	$3,266,138
December 1 - 31, 2014	4,585	$13.24	—	$3,266,138

On October 9, 2014, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock. Under the stock repurchase program, the Company may repurchase up to $5.0 million of its common stock over a period of one year. The program allows stock repurchases from time to time at management’s discretion in the open market or in private transactions at prevailing market prices. Repurchases will be made under the program using the Company’s cash resources. The stock repurchase program may be limited or terminated at any time by the Board of Directors without prior notice. Additionally, during the quarter ended December 31, 2014, we repurchased 4,585 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6.	SELECTED FINANCIAL DATA

The comparability of our operating results for the years shown in the table below is impacted by our acquisition of idOnDemand on May 2, 2011. Results of idOnDemand have been included since its acquisition date.

IDENTIV, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2014 (1)	2013 (1)	2012 (1)	2011 (1)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$81,249	$74,284	$71,157	$76,222
Cost of revenue	47,793	40,888	39,369	41,191
Gross profit	33,456	33,396	31,788	35,031
Operating expenses:
Research and development	6,902	6,277	6,965	5,905
Selling and marketing	20,635	18,907	19,055	18,221
General and administrative	12,751	14,149	14,839	19,065
Re-measurement of contingent consideration	—	—	(5,463)	706
Earn-out consideration	3,510	—	—	—
Impairment of goodwill	—	15,572	17,027	—
Impairment of long-lived assets	—	178	13,410	—
Restructuring and severance	3,098	1,770	325	—
Total operating expenses	46,896	56,853	66,158	43,897
Loss from operations	(13,440)	(23,457)	(34,370)	(8,866)
Non-operating income (expense)
Other (expense) income	—	—	(108)	261
Interest expense, net	(3,619)	(2,169)	(1,077)	(939)
Foreign currency gain (loss), net	(1,270)	710	296	(454)
Loss from continuing operations before income taxes and noncontrolling interest	(18,329)	(24,916)	(35,259)	(9,998)
Income tax (provision) benefit	(95)	(47)	5,755	1,506
Loss from continuing operations before noncontrolling interest	(18,424)	(24,963)	(29,504)	(8,492)
Income (loss) from discontinued operations, net of income taxes	521	(10,835)	(24,064)	(1,729)
Consolidated net loss	(17,903)	(35,798)	(53,568)	(10,221)
Less: Net loss attributable to noncontrolling interest	109	933	3,232	468
Net loss attributable to Identiv, Inc. common shareholders	$(17,794)	$(34,865)	$(50,336)	$(9,753)
Basic and diluted net loss per share attributable to Identiv, Inc. common shareholders:
Loss from continuing operations	$(2.12)	$(3.62)	$(4.41)	$(1.49)
Income (loss) from discontinued operations	0.06	(1.64)	(4.03)	(0.32)
Net loss	$(2.06)	$(5.26)	$(8.44)	$(1.81)
Weighted average shares used to compute basic and diluted (loss) income per share	8,648	6,633	5,962	5,375

	December 31,
	2014 (1)	2013 (1)	2012 (1)	2011 (1)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$36,547	$5,095	$6,109	$16,255
Working capital (2)	41,980	8,451	(128)	16, 744
Total assets	85,880	58,759	104,905	144,751
Long-term earn-out liability	—	—	—	5,463
Long-term payment obligation	5,545	5,648	6,177	7,303
Total other long-term obligations (3)	630	938	721	630
Long-term financial liabilities	13,938	3,051	6,167	423
Total equity	$46,132	$24,744	$49,590	$96,933

(1)Amounts shown above have been adjusted for divested businesses as disclosed in Note 2 of Notes to Consolidated Financial Statements, Discontinued Operations. Although not a required presentation by a Smaller Reporting Company, we have decided to present the comparative information for the years 2011 to 2014, adjusted for discontinued businesses, as this information presents an overview of our current existing businesses since our most recent acquisition of idOnDemand in 2011. Results for idOnDemand are included in the tables above since acquisition date. The operating results for the years shown are also impacted by the acquisition of Bluehill ID AG (“Bluehill ID”) on January 4, 2010 (excluding Swiss Multicard AG, Dutch Multicard Nederland BV and German Multicard GmbH which were subsidiaries of Bluehill ID at the time of acquisition and sold in December 2013 as disclosed in Note 2 of Notes to Consolidated Financial Statements, Discontinued Operations ) and Smartag on November 19, 2010.

(2)	Working capital is defined as current assets less current liabilities.
(3)	Other long-term obligations exclude long-term deferred tax liability.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Annual Report on Form 10-K (“Annual Report”) contain forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Annual Report under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report. All information presented herein is based on Identiv, Inc.’s fiscal calendar. Unless otherwise stated, references to particular years, quarters, months or periods refer to our fiscal years ended in December and the associated quarters, months and periods of those fiscal years. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

At the end of fiscal year 2013, we operated in two segments, “Identity Management Solutions & Services” (“Identity Management”) and “Identification Products & Components” (“ID Products”). Following the changes in our organizational structure, we changed our operating segments to focus on our trust solutions:

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

To deliver these solutions, the Company reorganized its operations into four reportable business segments in the first quarter of 2014 principally by product families: Premises, Identity, Credentials and All Other. As a result of this change, product families and services are organized within four segments – Premises, Identity, Credentials and All Other which are discussed in greater detail below.

Premises

Our uTrust premises products offerings include MX controllers, Velocity management software and Touch Secure (“TS”) door readers. Our modular uTrust MX controllers are designed to be scalable, allowing customers to start with a small system and expand over time. uTrust MX controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity software. The uTrust Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. uTrust door readers provide unique features to support a number of security environments and standards. For example, uTrust Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered. uTrust TS readers support the majority of legacy card credentials with a robust next-generation platform that can help companies migrate to more secure credentials and technologies, including smart cards, near field communication (“NFC”) and government-issued credentials.

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

All Other

The All Other segment mainly includes Chipdrive and Media reader products.  The products included in the All Other segment do not meet the quantitative thresholds for determining reportable segments and therefore have been combined for reporting purposes.

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

Organizational Restructuring

The first of these actions was to realign our organizational structure to operate as a single, unified company rather than as a group of individual businesses. This change in our structure enhances our ability to coordinate and focus our strategic and operational activities. To signal this change, we implemented a new corporate identity using the word mark and logo “Identiv” in place of “Identive Group.”  We also reorganized our management team and our operational activities by function (e.g., engineering, sales, marketing, customer service and information technology), allowing centralized management of key activities on a global basis. With the reorganization of and changes to our management team, we moved our executive headquarters to Fremont, California and relocated our operational and certain administrative activities from Ismaning, Germany to our facility in Santa Ana, California.

Another important action was the divestiture of businesses that were determined to be non-core to our ongoing strategy. In December 2013 we completed the sale of our Multicard and payment solution subsidiaries in Europe. In February 2014 we completed the sale of our Multicard subsidiary in the U.S. and in July 2014, we sold certain non-core assets related to one of our U. S. based subsidiaries. We believe these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable opportunities in the security technology market. We have accounted for these divested businesses as discontinued operations, and the statements of operations for all periods presented reflect the discontinuance of these businesses. For more information, see Note 2 Discontinued Operations in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

Beginning in 2014, we operated in four segments focused on our trust solutions that align to our current market strategy. We reported our financial results under these four segments beginning with our Quarterly Report on Form 10-Q for the first quarter of 2014.

Our Strategy

Our priority in 2015 is to drive revenue growth by leveraging our core expertise from our existing product portfolio with a focus on cloud and mobile technologies, as well as our significant experience addressing customers’ security challenges across multiple markets, including the government, transportation, healthcare, education, banking, critical infrastructure and others.

Trends in our Business

Geographic revenue, based on each customer’s ship-to location for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
	(In thousands)
Americas	$51,322	$40,602
Europe and the Middle East	15,835	20,638
Asia-Pacific	14,092	13,044
Total	$81,249	$74,284

Americas	63%	55%
Europe and the Middle East	20%	28%
Asia-Pacific	17%	17%
Total	100%	100%

Sales Trends

Sales in 2014 were $81.2 million, up 9% compared with $74.3 million in 2013. More than 50% of our sales come from RFID and NFC products within our Credentials segment, which grew more than 37% in 2014, primarily as a result of large orders for tags and inlays to support electronic gaming, transit ticketing and other “Internet of Things” applications. Growth in product sales within our Credentials segment has been partially offset by a 4% decline in revenues in our Premises segment and a 15% decline in revenues in our Identity segment. Since the first quarter of 2014, sales of our physical access control solutions have increased each quarter in 2014. However, overall sales levels in the premises segment during 2013 were higher in the first nine months of 2013 where a significant number of projects were completed prior to the U.S. Government shutdown in October 2013 which has contributed to our year-over-year sales decline in 2014. Our Identity segment sales decline was also a reflection of higher sales levels in 2013 from significant project completions which have not been repeated in 2014. Sales of our physical access control solutions within our Premises segment accounted for approximately 23% of our business and sales of our smart card readers and tokens within our Identity segment accounted for approximately 21% of our business in 2014.

Gross profit margin was 41% in 2014, compared with 45% in 2013, primarily reflecting higher sales of our lower-margin RFID and NFC products in our Credentials segment.

Sales in the Americas. Sales in the Americas were $51.3 million in 2014, accounting for 63% of total revenue and up 26% compared with $40.6 million in 2013. Sales of NFC and RFID products including inlays, inlay-based cards, labels, tags and stickers comprise a significant proportion of our revenues in the Americas region. These strong Credential segment sales were partially offset by reduced sales of smart card readers and other Identity segment products in the Americas region.

Americas sales of RFID and NFC inlays and tags in 2014 rose more than 110% over the prior year, primarily due to high-volume orders for electronic game toy pieces, transit ticketing, and other Internet of Things applications. Sales of smart card readers, tokens and related products in the Americas decreased 48% in 2014 reflecting a significant decline from 2013 sales levels as many of our U.S. Government agency customers increased their spending in anticipation of the government shutdown in October 2013 and our federal and state agency customers have been slow to return to their normal levels of activity.

Sales of our physical access control solutions in the Americas decreased by 4% in 2014 compared with the previous year. By the third quarter of 2013, our U.S. Government customers had begun to adapt to their reduced budgets brought about as a result of the U.S. Government sequester implemented in March 2013 and many increased their spending in anticipation of the October fiscal year-end. However, the government shutdown in the first half of October 2013 reversed these positive effects and our federal and state agency customers have been slow to return to their normal levels of activity.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 and reiterated in memoranda from the Office of Management and Budget (OMB M-11-11). We believe that our physical access control solutions remain among the most attractive offerings in the market to help agencies move towards compliance with federal directives and mandates. To expand our sales opportunities beyond the U.S. Government market, we have released new products and continue to add sales resources to target customers within the healthcare, education and other commercial markets.

Sales in Europe, the Middle East and Africa. Sales in Europe, the Middle East and Africa (“EMEA”) were $15.8 million in 2014, accounting for 20% of total revenue and down 23% from $20.6 million in 2013. Sales of Credential products comprise a significant proportion of our revenues in the EMEA region for 2014 representing 41% of revenues with Identity products representing approximately 33% of revenues and Premises products representing 12% of revenues. European sales of RFID and NFC products declined 39% in 2014 compared with the prior year as local production of NFC inlays and tags was transferred to Singapore and European sales of Credential products for transit and event ticketing and other consumer applications were negatively impacted. Sales of smart card readers and related products declined 17% in 2014 compared with the prior year as the prior period experienced significant demand from a large citizen ID project in the Middle East. Smart card reader sales in Europe continues to be weak due to continuing economic uncertainty in the region. Premises product sales were up 35% as several physical access control solution dealer customers have commenced significant projects in the third quarter of 2014 in the Middle East for which we provide product.

Sales in Asia/Pacific. Sales in the Asia/Pacific region were $14.1 million in 2014, accounting for 17% of total revenue and up 8% from $13.0 million in 2013. Sales of smart card reader products were up 36% in 2014 compared with the previous year as we migrated to a newer reader chip platform within our distribution channel during the last half of 2013; this was partially offset by weaker demand for physical access control solutions in the region throughout 2014. RFID and NFC product sales to Asia/Pacific customers fell 5% in 2014 as a result of variability in the volume and timing of large orders particularly in Australia.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and overall we typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our physical access control solutions to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year; however the impact on this seasonal trend of overall budget reductions from actions such as government shutdowns, government sequester activity or the enactment of continuing resolutions can result in delays in the completion of certain projects involving our product offerings. Sales of our Identity reader chips, many of which are sold to government agencies worldwide, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Additionally, this business is typically subject to seasonality based on commercial and government budget cycles, with lower sales in the first half, and in particular the first quarter of the year, and higher sales in the second half of each year.

In addition to the general seasonality of demand, overall U.S. Government expenditure has a significant impact on demand for our products due to the portion of our revenues that we believe are sourced from U.S. Government agencies. Therefore, any significant reduction in U.S. Government spending could adversely impact our financial results and could cause our operating results to fall below any guidance we provide to the market or below the expectations of investors or security analysts.

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative spending) increased $1.0 million, or 2% in 2014 compared with 2013. Research and development spending increased $0.6 million, or 10% in 2014, primarily due to the recognition of a significant research and development tax credit in the fourth quarter of 2013 which was not available in 2014. In 2015, we expect research and development spending to remain relatively unchanged as a percentage of revenue as we continue to invest in products and solutions to deliver trust solutions to customers in the government, enterprise, consumer and commercial markets. Selling and marketing spending increased $1.7 million, or 9% in 2014 from the previous year, due to increased investment in a more robust sales organization and the implementation of a global marketing organization to oversee product management and deliver new marketing programs and resources to support the sales organization. This included the global rebranding of our business to “Identiv” and a related global training initiative for our sales force. In 2015, we expect to increase spending on selling and marketing as we continue to invest in a more robust sales organization and put in place a global marketing organization to oversee product management and deliver new marketing programs and resources to support sales. General and administrative spending in 2014 fell $1.4 million, or 10% from the previous year, primarily as a result of actions initiated in the fourth quarter of 2013 and during 2014 to simplify our business structure and streamline our operations. These actions are further discussed under “Simplification and Streamlining of our Business” below. In 2015 we expect general and administrative spending to remain relatively unchanged as a percentage of revenue.

Additionally, to meet increasing customer demand for RFID and NFC inlays, tags, labels and cards, we have added new manufacturing capacity at our production facility in Singapore.  Additionally, we continue to simplify our organizational structure worldwide and invest in enhancements to our ERP infrastructure to support the expected growth of our business domestically and in our international markets.

Impairment of Long-lived Assets and Goodwill

In the year ended December 31, 2013, developments in our business prompted us to perform an interim impairment assessment of our goodwill and long-lived assets, as required under accounting principles generally accepted in the United States of America (“U.S. GAAP”) to determine if a potential impairment existed. The resulting impairment charges negatively affected our net assets and results of operations for 2013; however, the recording of impairment charges had no impact on our day-to-day operations or liquidity and did not result in any outlay of cash. There were no indicators of impairment to our goodwill and long-lived assets in the year ended December 31, 2014.

For more information about impairment charges, see Note 6 Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements in the accompanying Annual Report.

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

Restructuring and Severance

During the year ended December 31, 2014, certain employees involved in non-core functions were terminated and a manufacturing facility was closed with activities consolidated within existing facilities as part of management’s efforts to simplify business operations following our strategic review in 2013. As a result, the Company recorded $3.1 million in restructuring, severance and other closure related costs during the year ended December 31, 2014. In addition, the Company recorded an additional $0.3 million in severance costs during the year ended December 31, 2014 in general and administrative expenses related to executive position resignations and eliminations in conjunction with recent corporate restructuring and cost reduction activities.

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

Results of Operations

The following table includes segment net revenues and segment net profit information for our Premises, Identity, Credentials and All Other business segments and reconciles gross profit to results of continuing operations before income taxes and noncontrolling interest. The results for 2014 and 2013 have been adjusted for divested businesses as discussed in Note 2 Discontinued Operations, in the accompanying Notes to Consolidated Financial Statements in this Annual Report.

	Years Ended December 31,
	2014	2013
	(In thousands)
Premises:
Net revenue	$19,033	$19,729
Gross profit	11,358	12,280
Gross profit margin	60%	62%
Identity:
Net revenue	17,045	20,167
Gross profit	8,232	8,157
Gross profit margin	48%	40%
Credentials:
Net revenue	41,565	30,273
Gross profit	11,898	10,988
Gross profit margin	29%	36%
All Other:
Net revenue	3,606	4,115
Gross profit	1,968	1,971
Gross profit margin	55%	48%
Total:
Net revenue	81,249	74,284
Gross profit	33,456	33,396
Gross profit margin	41%	45%
Operating expenses:
Research and development	6,902	6,277
Selling and marketing	20,635	18,907
General and administrative	12,751	14,149
Earn-out consideration	3,510	—
Impairment of goodwill	—	15,572
Impairment of long-lived assets	—	178
Restructuring and severance	3,098	1,770
Total operating expenses:	46,896	56,853
Loss from operations	(13,440)	(23,457)
Non-operating income (expense):
Interest expense, net	(3,619)	(2,169)
Foreign currency loss (gain), net	(1,270)	710
Loss from continuing operations before income taxes and noncontrolling interest	$(18,329)	$(24,916)

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Years Ended December 31,
		Adjusted
	2014	2013
Net revenue	100.0%	100.0%
Cost of revenue	58.8	55.0
Gross profit	41.2	45.0
Operating expenses:
Research and development	8.5	8.5
Selling and marketing	25.4	25.5
General and administrative	15.7	19.0
Earn-out consideration	4.3	—
Impairment of goodwill	—	21.0
Impairment of long-lived assets	—	0.2
Restructuring and severance	3.8	2.4
Total operating expenses	57.7	76.5
Loss from operations	(16.5)	(31.5)
Non-operating income (expense)
Interest expense, net	(4.5)	(3.0)
Foreign currency gains (losses), net	(1.6)	1.0
Loss from continuing operations before income taxes and noncontrolling interest	(22.6)	(33.5)
Income tax provision	(0.1)	(0.1)
Loss from continuing operations before noncontrolling interest	(22.7)	(33.6)
Income (loss) from discontinued operations, net of income taxes	0.7	(14.6)
Consolidated net loss	(22.0)	(48.2)
Less: Net loss attributable to noncontrolling interest	0.1	1.3
Net loss attributable to Identiv, Inc. stockholders’ equity	(21.9)%	(46.9)%

Fiscal 2014 Compared with Fiscal 2013

Revenue

Total revenue in 2014 was $81.2 million, up 9% compared with $74.3 million in 2013, reflecting higher sales in our Credentials segment, partially offset by lower sales in our Premises and Identity segments. A more detailed discussion of revenues by segment follows below.

We sell our products utilizing indirect sales channels that may include OEMs, dealers, systems integrators, value added resellers, resellers or Internet sales, although we also sell directly to end users in the government, enterprise and commercial markets to address vertical market segments including end customers in the public services administration, military and defense, law enforcement, healthcare, education, banking, industrial, retail and critical infrastructure markets.

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

Revenues in our Premises segment were $19.0 million in 2014, a decrease of 4% from $19.7 million in 2013. The decrease in 2014 primarily was due to lower sales of physical access control solutions in the U.S., resulting from lower overall demand from U.S. Government customers compared to the prior year.

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

Revenues in our Identity segment were $17.0 million in 2014, a decrease of 15% from $20.2 million in 2013. This decrease in Identity segment revenues in 2014 is primarily the result of strong second and third quarter 2013 sales from U.S. government project completions just prior to the federal government shutdown in October 2013. Our federal and state agency customers have been slow to return to their normal levels of activity during 2014.

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

Revenues in our Credentials segment were $41.6 million in 2014, up 37% from $30.3 million in 2013. This growth primarily resulted from higher sales of RFID and NFC products in the U.S. during all quarters of 2014 compared with the previous year, mainly as a result of large orders for electronic game toys.

The All Other segment includes sales of our Chipdrive brand and Digital Media reader products.

Revenues in our All Other segment were $3.6 million in 2014, down 12% from $4.1 million in 2013. Digital Media reader product sales were down significantly in the quarter ended December 31, 2014 and are expected to remain at low levels as certain customers are expected to exit this business.

Gross Profit

Gross profit for 2014 was $33.5 million, or 41% of revenues, compared with $33.4 million or 45% of revenues in 2013. Gross profit represents revenues less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable. Gross profit margins were down in 2014 primarily related to product mix with significantly higher sales in our lower-margin Credentials segment.

In our Premises segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers was $11.4 million in 2014 and $12.3 million in 2013. Gross profit was higher in 2013 as a direct result of higher sales and higher margins in the Premises segment during the period. Gross profit margins in the Premises segment were relatively stable in the above periods ranging from 60% in 2014 to 62% in 2013.

In our Identity segment, gross profit on sales of information readers and modules as well as cloud-based credential provisioning and management services was $8.2 million in 2014 and 2013, respectively. Gross profit margins in the Identity segment were higher in 2014 at 48%, compared to 40% in 2013, due to product mix with lower relative sales to our larger distributors in 2014 who tend to have lower product mark-ups resulting in improved margins in 2014 compared to 2013.

In our Credentials segment, gross profit on sales of RFID & NFC inlays and tags used in electronic entertainment applications was $11.9 million in 2014 and $11.0 million in 2013. Gross profit was higher in 2014 as a direct result of higher sales of transponders in the Credentials segment during the period. Gross profit margins in the Credentials segment were 29% in 2014 compared to 36% in 2013. The margins in the Credentials segment were lower in 2014 as margins were negatively impacted in the first and fourth quarter of 2014 by underutilization of production overhead which reduced margins in the first quarter of 2014 to 22% and in the fourth quarter of 2014 to 26%.

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

Operating Expenses

Information about our operating expenses for the fiscal years ended December 31, 2014 and 2013 is set forth below.

Research and Development

	Fiscal 2014	Fiscal 2013	$ Change	% Change
	($ in thousands)
Research and development expenses	$6,902	$6,277	$625	10.0%
Percentage of revenue	8%	8%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses were $6.9 million in 2014, comprising 8% of revenue, which was an increase of 10% from $6.3 million, or 8% of revenue in 2013. Research and development expenses were higher in 2014 primarily as a result of a research and development tax credit of $0.4 million being realized in the fourth quarter of 2013. In addition, the hiring of new personnel in the Americas region, net of personnel reductions in Europe and some U.S. locations resulted in a net increase to research and development expense in 2014 by $0.2 million.

Selling and Marketing

	Fiscal 2014	Fiscal 2013	$ Change	% Change
	($ in thousands)
Selling and marketing expenses	$20,635	$18,907	$1,728	9.1%
Percentage of revenue	25%	25%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, tradeshow participation, advertising and other marketing and selling costs. We focus a significant proportion of our sales and marketing activities on new and emerging market opportunities.

Selling and marketing expenses were $20.6 million in 2014, comprising 25% of revenue and up 9% from $18.9 million, or 25% of revenue in 2013. During 2014 we invested in additional sales resources and programs to address existing and new market opportunities, including the creation of new sales teams focused on NFC solutions and the movement of certain personnel into the sales organization from our marketing function resulting in an increase in sales payroll costs of $3.7 million. The increase in sales payroll cost was partially offset by a reduction in marketing payroll costs of $2.0 million from the consolidation of our marketing function in the Americas from Germany resulting in an overall reduction of marketing personnel in 2014 as well as transfers of certain marketing functions to the sales organization.

General and Administrative

	Fiscal 2014	Fiscal 2013	$ Change	% Change
	($ in thousands)
General and administrative expenses	$12,751	$14,149	$(1,398)	(9.9)%
Percentage of revenue	16%	19%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses in 2014 were $12.8 million, or 16% of revenue, compared with $14.1 million, or 19% of revenue in 2013, a decrease of 10%. This decrease primarily resulted from our cost reduction program initiated at the end of 2013 which resulted in reductions in personnel costs of $0.5 million, professional fees of $0.8 million and office rent and office administration costs of $0.4 million.

Earn-out and Impairment Charges

	Fiscal 2014	Fiscal 2013	$ Change	% Change
	($ in thousands)
Earn-out consideration	$3,510	$-	$3,510	100.0%
Impairment of goodwill	$-	$15,572	$(15,572)	(100.0)%
Impairment of long-lived assets	$-	$178	$(178)	(100.0)%

Pursuant to the terms of the Stock Purchase Agreement entered into on April 29, 2011 between the Company and the selling stockholders of idOnDemand, Inc. (the “idOnDemand Agreement”), the Company accrued an earn-out obligation for the year ended December 31, 2014. The estimated earn-out consideration in the amount of $3.51 million was calculated based on the achievement of specific financial and sales performance targets as defined in the idOnDemand Agreement. As financial and sales performance targets were not met for the year ended December 31, 2013, no earn-out consideration was recorded in 2013.

As detailed in Note 6, Goodwill and Intangible Assets of the Notes to Consolidated Financial Statements, under our accounting policy, we are required to perform an annual impairment review of our goodwill and an interim analysis of our long-lived assets, when there are changes in our business that may indicate impairment of those assets.

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

In December 2014, we performed our annual goodwill impairment test and found no potential indicators of impairment for 2014. In addition, our interim assessments for goodwill and long-lived assets during 2014 found no indicators of impairment during the year ended December 31, 2014.

Restructuring and Severance Charges

	Fiscal 2014	Fiscal 2013	$ Change	% Change
	($ in thousands)
Restructuring and severance	$3,098	$1,770	$1,328	75.0%

During the year ended December 31, 2014, certain employees related to non-core functions were terminated, the process of transferring corporate financial accounting and reporting from Germany to the U.S. was completed and certain manufacturing facilities were closed with activities consolidated within existing facilities as part of management’s efforts to simplify business operations following our strategic review in 2013. As a result, we recorded restructuring and severance charges of $3.1 million primarily related to restructuring, severance and other closure related costs during the year ended December 31, 2014.

Restructuring and severance charges of $1.8 million in 2013 primarily related to severance paid out or accrued during the year as a result of the departure of our former chief executive officer and chief financial officer and the elimination of certain non-core functions.

See Note 12, Restructuring and Severance of Notes to Consolidated Financial Statements, for more information.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the fiscal years ended December 31, 2014 and 2013 is set forth below.

	Fiscal 2014	Fiscal 2013	$ Change	% Change
	($ in thousands)
Interest expense, net	$(3,619)	$(2,169)	$(1,450)	66.9%
Foreign currency loss (gain), net	$(1,270)	$710	$(1,980)	(278.9)%

Interest Expense, Net

Interest expense, net consists of interest accretion expense on a long-term payment obligation assumed upon our acquisition of Hirsch and interest on financial liabilities, offset by interest earned on invested cash.

We recorded net interest expense of $3.6 million in the year ended December 31, 2014 in our Consolidated Statement of Operations. Higher net interest expense in 2014 is due to our entry into a bank term loan and revolving loan facility on March 31, 2014 with Opus Bank (“Opus”) and repayment of all outstanding amounts under the secured debt facility with Hercules. In connection with the repayment of our secured debt facility with Hercules Technology Growth Capital, Inc. (“Hercules”), we recorded a $1.6 million charge to interest expense during 2014. The $1.6 million charge to interest expense included $0.9 million related to write-off of deferred financing costs, $0.6 million related to write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Hercules agreement and forfeiture of facility charge paid at the inception of the agreement. We also recorded net interest expense of $0.6 million related to interest accretion expense for a long-term payment obligation assumed upon our acquisition of Hirsch.

We recorded net interest expense of $2.2 million in 2013, which includes $1.5 million related to our loan with Hercules and $0.6 million related to interest accretion expense for a long-term payment obligation assumed upon our acquisition of Hirsch, as well as interest paid on other financial liabilities.

See Note 7, Long-Term Payment Obligation of the Notes to Consolidated Financial Statements, and Note 8, Financial Liabilities of the Notes to Consolidated Financial Statements, for more detailed information on our interest expense and financial obligations.

Foreign Currency Gains (Losses), Net

We recorded foreign currency transaction losses of $1.3 million in 2014 and foreign currency transaction gains of $0.7 million in 2013. Changes in currency valuation in the periods presented mainly were the result of exchange rate movements between the U.S. dollar and the euro, Swiss franc, and the British pound and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gains primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

	Fiscal 2014	Fiscal 2013	$ Change	% Change
	($ in thousands)
Income tax (provision) benefit	$(95)	$(47)	$(48)	102.1%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income (loss) we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 34% and our effective tax rate in fiscal years 2014 and 2013.

2014 – (a) A reduction of $3.9 million, or 27.0% to the statutory rate resulted from changes in valuation allowance during the year. (b) A reduction of $1.0 million, or 6.8% resulted from rate differences between U.S. and non-U.S. jurisdictions. No U.S. taxes were provided with respect to undistributed earnings of foreign subsidiaries as these earnings are intended to be indefinitely reinvested outside the United States. Significant jurisdictions causing this difference are Germany and Singapore. The net effect of all changes was an income tax expense of $0.1 million recorded in 2014.

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

Revenue for the divested businesses was $1.3 million and $21.9 million in 2014 and 2013, respectively. Income from discontinued operations before income taxes was $0.5 million in 2014 and loss from discontinued operations before income taxes was $10.8 million in 2013, primarily as a result of an impairment of goodwill in the period related to discontinued businesses. Provision for income tax on discontinued operations was not material in 2014 and 2013.

Liquidity and Capital Resources

As of December 31, 2014, our working capital, defined as current assets less current liabilities, was $42.0 million, an increase of $33.5 million compared to $8.5 million as of December 31, 2013. The increase in working capital reflects a $14.3 million net draw on our Credit Agreement with Opus Bank less lender fees of approximately $0.2 million which was partially offset by the repayment of principal owed and lender fees on our Secured Debt Facility with Hercules of approximately $6.6 million. Additional sources of working capital during the year ended December 31, 2014 included $32.0 million in net proceeds from our public offering completed during the third quarter, $4.2 million from the sale of common shares to Lincoln Park Capital Fund, LLC (“LPC”) and $1.4 million in net proceeds from the sale of non-core entities. The sources of working capital in the year were partially offset by a $3.5 million earn-out liability, $1.3 million in expenditures on property and equipment as well as a reduction in net current assets within opening working capital of $1.1 million related to the sale of non-core entities. As of December 31, 2014, our cash balance was $36.5 million.

The following summarizes our cash flows for the twelve months ended December 31, 2014 and 2013 (in thousands):

	Years Ended December 31,
	2014	2013
Net cash used in operating activities	$(11,733)	$(2,428)
Net cash provided by (used in) investing activities	84	(4,363)
Net cash provided by financing activities	41,909	5,702
Effect of exchange rates on cash	1,176	(1,176)
Net decrease in cash	31,436	(2,265)
Cash, beginning of year	5,095	6,109
Add: Cash of discontinued operations, at beginning of year	16	1,267
Less: Cash of discontinued operations, end of year	—	16
Cash, end of year	$36,547	$5,095

Significant commitments that will require the use of cash in future periods include obligations under operating leases, our contractual payment obligation assumed upon our acquisition of Hirsch, secured note and revolver, purchase commitments and other obligations. Gross committed operating lease obligations are $4.4 million, our contractual payment obligation assumed upon our acquisition of Hirsch is $8.2 million, the bank term loan, revolving loan facility and interest related obligation is $16.0 million, and purchase commitments and other obligations are $8.8 million at December 31, 2014. Total commitments due within one year are $8.0 million and due thereafter are $29.4 million at December 31, 2014. These commitment levels are based on existing terms of our operating leases, obligations with suppliers, our contractual payment obligation and the existing credit agreement with Opus as of December 31, 2014.

Cash used in operating activities for 2014 primarily was due to the net loss of $17.9 million and decreases in cash from net changes in operating assets and liabilities of $4.9 million which was partially offset by adjustments for certain non-cash items of $11.1 million which primarily consisted of the earn-out consideration, depreciation, amortization, amortization of debt issue costs and stock-based compensation. For 2013, cash used in operating activities primarily was due to the net loss of $35.8 million partially offset by an increase in cash from net changes in operating assets and liabilities of $3.3 million, adjustments for certain non-cash items of $2.5 million and the impairment of goodwill and long-lived assets of $27.6 million.

Cash provided by investing activities for 2014 reflects $1.4 million in cash proceeds from the sale of discontinued operations, partially offset by $1.3 million in capital expenditures. For 2013, cash used in investing activities reflects $2.3 million in cash disposed of on the sale of discontinued operations and $2.1 million in capital expenditures.

Cash provided by financing activities primarily reflects $14.3 million net cash proceeds from borrowings of debt, less repayments with Opus Bank in the year ended December 31, 2014 and $35.8 million net cash proceeds from a capital raise and public offering, partially offset by cash payments of $6.7 million for financial liabilities related to a debt facility repaid in full on March 31, 2014 and $1.7 million for the repurchase of common stock during the year. For 2013, cash provided by financing activities primarily reflects $9.6 million net cash proceeds from a capital raise partially offset by $3.7 in payments on financial liabilities.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of December 31, 2014, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of December 31, 2014, the amount of cash included at such subsidiaries was $2.2 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On October 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules. The Loan Agreement provided for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million. The initial drawdown of $7.5 million was secured by a Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). As discussed below, the Company repaid all outstanding amounts under its Loan Agreement with Hercules in connection with the closing of the Credit Agreement with Opus. See Note 8 Financial Liabilities in the accompanying Notes to Consolidated Financial Statements in this Annual Report for more information.

On April 16, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with LPC, pursuant to which we have the right to sell to LPC up to $20 million in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, LPC initially purchased 175,438 shares of common stock for a net consideration of $1.5 million on April 17, 2013. Thereafter, on any business day and as often as every other business day over the 36-month term of the Purchase Agreement, and up to an aggregate amount of an additional $18 million (subject to certain limitations) in shares of common stock, we had the right, from time to time, at our sole discretion and subject to certain conditions to direct LPC to purchase up to 10,000 shares of common stock. Subsequent to the initial purchase, we directed LPC to purchase 250,000 shares of common stock from April 17, 2013 through December 31, 2013 for a net consideration of $1.9 million and 496,500 shares of common stock from January 1, 2014 through September 30, 2014 for a net consideration of $4.2 million. See Note 4 Stockholders’ Equity of Identiv, in the accompanying Notes to Consolidated Financial Statements in this Annual Report for more information.

On August 14, 2013, we issued 834,847 shares of our common stock, in a private placement, at a price of $8.50 per share and warrants to purchase an additional 834,847 shares of common stock at an exercise price of $10.00 per share to accredited and other qualified investors (the “Investors”), for aggregate gross consideration of $7.1 million. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor. We engaged a placement agent in connection with private placement outside the U.S. See Note 4 Stockholders’ Equity of Identiv, in the accompanying Notes to Consolidated Financial Statements in this Annual Report for more information.

On March 31, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Opus. The Credit Agreement provides for a term loan in aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014 and an additional $2.0 million was drawn down during the three months ended June 30, 2014. In connection with the closing of the Credit Agreement, the Company prepaid all outstanding amounts under its Loan Agreement, as amended from time to time with Hercules. The proceeds of the Term Loan and the initial loans under the Revolving Loan Facility, after payment of fees to Opus and expenses and all outstanding amounts under the Loan Agreement with Hercules, were approximately $7.8 million. The obligations of the Company under the Credit Agreement are secured by substantially all assets of the Company. On November 10, 2014, the Company entered into an amendment to its Credit Agreement with Opus (the “Amended Credit Agreement”) which changes a number of terms of the Credit Agreement including interest charged, the monthly installment payment schedule, the maximum amount available under the revolving loan facility and the maturity date as well as certain other terms and conditions. See Note 8 Financial Liabilities, in the accompanying Notes to Consolidated Financial Statements in this Annual Report for more information.

On September 16, 2014, the Company entered into an underwritten public offering of 2,000,000 shares of its common stock at a public offering price of $15.00 per share and also granted the underwriter a 30-day option to purchase up to an additional 300,000 shares of common stock to cover overallotments, if any (the “Public Offering”). The Public Offering was made pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-195702), filed with the SEC in accordance with the provisions of the Securities Act of 1933, as amended, and declared effective on May 14, 2014, and the prospectus supplement thereto dated September 11, 2014. The Company received net proceeds of approximately $31.6 million from the sale of 2,300,000 shares of common stock in the Public Offering, after deducting the underwriting discount and estimated offering expenses payable by us. See Note 4 Stockholders’ Equity of Identiv, in the accompanying Notes to Consolidated Financial Statements in this Annual Report for more information.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of December 31, 2014, we have a total accumulated deficit of $338.7 million. During the year ended December 31, 2014, we sustained a consolidated net loss of $17.9 million. The loss for the year included income from discontinued operations of $0.5 million. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including increased investment in marketing and sales capabilities to drive revenue growth, and continued investment in our cloud-based services, physical access control solutions, smart card reader products and RFID and NFC products.

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

Over the longer term, we believe our existing cash balance, together with available credit under our Amended Credit Agreement with Opus and our ability to raise capital through public and private offerings will be sufficient to satisfy our working capital needs to fund operations. However, there can be no assurance that additional capital, if required, will be available to us or that such capital will be available to us on acceptable terms.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2014 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$4,393	$1,608	$2,382	$403	$—
Contractual payment obligation	8,169	1,159	2,459	2,659	1,892
Financial liabilities	15,988	689	15,299	—	—
Purchase commitments and other obligations	8,836	4,577	4,259	—	—
Total obligations	$37,386	$8,033	$24,399	$3,062	$1,892

Our contractual payment obligation was assumed upon our acquisition of Hirsch. See Note 7, Contractual Payment Obligation, in the accompanying Notes to Consolidated Financial Statements in this Annual Report for more information about this liability listed in the table above.

Financial liabilities in the above contractual obligations table include payments to be made for principal and interest in accordance with the terms at December 31, 2014 of the Credit Agreement we entered into with Opus Bank on March 31, 2014 as amended on November 10, 2014. See Note 9 Financial Liabilities, in the accompanying Notes to Consolidated Financial Statements in this Annual Report for more information about the financial liabilities listed in the table above.

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these orders or contractual commitments. See Note 14 Commitments and Contingencies, in the accompanying Notes to Consolidated Financial Statements in this Annual Report for more information about operating leases, purchase commitments and other obligations listed in the table above.

The Company’s other long-term liabilities include gross unrecognized tax benefits, and related interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities. Accordingly, such amounts are not included in the contractual obligation table above.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors which we believe are reasonable based upon the information available to us at the time these estimates, judgments and assumptions are made. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies contain our more significant judgments and estimates used in the preparation of our consolidated financial statements:

•	Revenue Recognition;
•	Inventory Valuation;
•	Income Taxes;
•	Goodwill;
•	Intangible and Long-lived Assets; and
•	Stock-based Compensation.

Revenue Recognition

Revenue is recognized when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists. We generally rely upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.
•	Delivery has occurred. We use shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance.
•	Sales price is fixed or determinable. We assess whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.
•

Collectability is reasonably assured. We assess collectability based on creditworthiness of customers as determined by our credit checks and customer payment histories. We record accounts receivable net of allowance for doubtful accounts, estimated customer returns and pricing credits.

Certain sales arrangements of our hardware products are bundled with professional services and maintenance contracts, and in some cases with our software products. In such multiple element arrangements, revenue is allocated for each of the non-software deliverables and for the software deliverables using the relative selling prices of each of the deliverables in the arrangement in accordance with Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) and ASU No. 2009-14, Software (Topic 985) - Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”). ASU 2009-13 requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The relative selling price method allocates any discount in the arrangement proportionately to each deliverable on the basis of the deliverable’s estimated fair value. ASU 2009-14 provides that tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality, are not within the scope of the software revenue guidance in Accounting Standards Codification (“ASC”) Topic 985-605, Software-Revenue Recognition (“ASC 985-605”), but should follow the guidance in ASU 2009-13 for multiple-element arrangements. All non-essential and standalone software components will continue to be accounted for under the guidance of ASC 985-605.

ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in revenue arrangements. Revenue is generated from sales to direct end-users and to distributors. When a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, we allocate revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. We then recognize revenue on each deliverable in accordance with our product and service revenue recognition policies. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors, including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles. Some of our offerings contain a significant element of proprietary technology and provide substantially unique features and functionality. As a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, typically we are not able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration.

Professional services include security system integration, system migration and database conversion services, among others. Revenue from professional services contracts is recognized upon completion of such services and upon acceptance from the customer, where applicable. Revenue from maintenance contracts is deferred and amortized ratably over the period of the maintenance contracts. Certain sales arrangements contain hardware, software and professional service elements where professional services are essential to the functionality of the hardware and software system and a test of the functionality of the complete system is required before the customer accepts the system. As a result, hardware, software and professional service elements are accounted for as one unit of accounting and revenue from these arrangements is not recognized until completion of the project.

Inventory Valuation

Inventories are stated at the lower of cost (using FIFO, average cost or standard cost, as applicable) or market (net realizable value). We typically plan our production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate significantly. We regularly review inventory quantities on hand and record an estimated provision for excess inventory reserve based on judgment and assumptions involving an evaluation of technical obsolescence and our ability to sell based primarily on historical sales patterns and expectations for future demand. Actual demand and market conditions may differ from the projections utilized by management in establishing our inventory reserves. If we were to use different assumptions or utilize different estimates, the amount and timing of our inventory reserves could be materially different. Adverse changes in our inventory reserve valuations could have a material effect on our operating results and financial position.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future income taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits.

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which are expected to result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, for all material jurisdictions, we consider all available positive and negative evidence, including scheduled reversals of deferred tax balances, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating results.

As of December 31, 2014, we have federal and state income tax net operating loss (“NOL”) carryforwards of $73.2 million and $27.0 million, respectively, which will expire at various dates starting in 2015. Such NOL carryforwards expire as follows (in thousands):

Years	Amounts
2015 - 2020	$2,828
2021 - 2026	45,903
2027 - 2032	18,369
2033 - 2036	33,083
Total	$100,183

We believe that it is more likely than not that the benefit from state NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these state NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2014, will be accounted for as a reduction of income tax expense.

The calculation of our tax liabilities involves evaluating uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including the resolution of any related appeals or litigation processes, on the basis of the technical merits.

We (1) record unrecognized tax benefits as liabilities in accordance with ASC 740 and (2) adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a tax payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is made available.

We believe that none of the unrecognized tax benefits, excluding the associated interest and penalties, which are insignificant, may be recognized by the end of 2015.

We consider the earnings of all our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. Should we decide to repatriate foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to an annual assessment, at a minimum, for impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). Impairment of goodwill is tested at the reporting unit level, which is one level below its operating segment. We evaluate goodwill on an annual basis in the fourth quarter and on an interim basis whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results.

To test goodwill for impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we test for goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compares the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. The second step of the impairment test compares the implied fair value of goodwill to the carrying value of goodwill and an impairment loss is recognized equal to that difference (i.e., write goodwill down to the implied fair value of goodwill amount).

Fair value of the reporting units is determined using the income, or discounted cash flows approach (“DCF model”) and the reasonableness of such fair value calculations is reviewed using the market approach, which utilizes comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The completion of the DCF model requires that we make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include, but are not limited to, projections of future revenue, gross profit rates, working capital requirements, and discount rates. In determining an appropriate discount rate for each reporting unit we make assumptions about the estimated cost of capital and relevant risks, as appropriate. The projections that we use in our DCF model are updated at least annually and change over time based on historical performance and changing business conditions for each of our reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in establishing our assumptions. Changes in our business strategy, government regulations, economic or market conditions could significantly impact these judgments.

In the fourth quarter of fiscal 2014, we performed our annual goodwill impairment test for our Premises and Identity segments. Based on the qualitative assessment performed, we determined that it was more likely than not that each of our reporting units’ fair values exceeded their carrying values and it was not necessary to perform the two-step goodwill impairment test for these reporting units.

During the third quarter of fiscal 2013, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations, including the review of certain under-performing business units for potential divestiture. As a consequence we revised our forecasted revenue, gross margin and operating profit for future periods. In addition, we noted certain other indicators of impairment, including a change in management following the appointment of a new chief executive officer, a sustained decline in our stock price and, as a result of the U.S. Government budget sequester, continued reduced operating performance in certain reporting units. Based on our reduced forecast and the indicators of impairment noted above, we performed interim goodwill impairment reviews as part of our quarterly close as of September 30, 2013 and early in the fourth quarter of 2013. As a result of these goodwill impairment reviews, we recorded a goodwill impairment charge of $27.3 million for the year ended December 31, 2013. Of the total goodwill impairment charge of $27.3 million, $15.6 million related to continuing operations and $11.7 million related to divested businesses and was included within the results of discontinued operations in the consolidated statement of operations for the year ended December 31, 2013. Subsequently, during our annual goodwill impairment review as of December 1, 2013, the estimated fair values of our reporting units substantially exceeded their carrying values and no additional impairment existed at that time.

We believe the methodology that we use to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides us with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether our goodwill is impaired are outside of our control and it is reasonably likely that assumptions and estimates will change in future periods. Changes in these factors such as a severe decline in market conditions could result in future impairments to goodwill which could have a material adverse effect on our business, financial condition and results of operations.

Intangible and Long-lived Assets

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

Stock-based Compensation

We recognize stock-based compensation expense for all share-based payment awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. We utilize the Black-Scholes-Merton option-pricing model in order to determine the fair value of stock-based option awards. The Black-Scholes-Merton model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded stock-based compensation expense and operating results could be different.

Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-17, "Business Combinations (Topic 805): Pushdown Accounting" ("ASU 2014-17"). The amendments in ASU 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The pronouncement is effective for annual reporting periods ending after November 14, 2014 and early adoption is permitted. The adoption of ASU 2014-17 did not have a material impact on our Consolidated Financial Statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern”, (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted. We are currently in the process of evaluating the impact of the adoption on our Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015.  Early adoption is permitted.  Our adoption of ASU 2014-12 is not expected to have a material effect on our Consolidated Financial Statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers" (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. It is effective for annual periods beginning on or after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our Consolidated Financial Statements and have not yet determined the method by which we will adopt the standard in 2017.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are currently in the process of evaluating the impact of the adoption on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We are primarily exposed to changes in currency exchange rates as certain operations of the Company are conducted in foreign currencies such as the euro, Swiss franc, Australian dollar and Japanese yen.

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

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities, (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated statements of financial position, consolidated statements of operations, and consolidated statements of cash flows. We have performed sensitivity analyses as of December 31, 2014 and 2013 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of December 31, 2014 and 2013. The results of this hypothetical sensitivity analysis indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.3 million for 2014 and 2013.

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

With respect to our international operations, we have re-measured accounts which are denominated in the non-functional currencies into the functional currency of the subsidiary and recorded the resulting gains (losses) within foreign currency gains (losses), net in our consolidated statements of operations. We re-measure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the periods.

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

At December 31, 2014 and 2013, we had $36.5 million and $5.1 million, respectively, in cash and no cash equivalents or short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Identiv, Inc.

Fremont, California

We have audited the accompanying consolidated balance sheet of Identiv, Inc. as of December 31, 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Identiv, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

San Jose, California

March 23, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Identiv, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Identiv Inc. (formerly Identive Group, Inc.) and subsidiaries (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. Our audit also included the 2013 figures presented in the financial schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the Consolidated financial position of Identiv Inc. and subsidiaries at December 31, 2013, and the Consolidated results of their operations and their cash flows for year then ended , in conformity with U.S. generally accepted accounting principles. Also, in our opinion, 2013 figures presented in the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Bostedt	/s/ Richter
Wirtschaftsprüfer	Wirtschaftsprüfer
[German Public Auditor]	[German Public Auditor]
Ernst & Young GmbH
Wirtschaftsprüfungsgesellschaft
Munich, Germany

March 31, 2014, except for the effects of change in segments discussed in Notes 1, 8 and 12, as to which the date is September 2, 2014, and for the effects of discontinued operations discussed in Note 2, and the reverse stock split as discussed in Notes 1 and 4  as to which the date is March 23, 2015

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$36,547	$5,095
Accounts receivable, net of allowances of $156 and $131 as of December 31, 2014 and 2013	13,612	13,289
Inventories	9,254	8,995
Prepaid expenses	1,002	957
Other current assets	1,200	1,766
Current assets of discontinued operations	—	2,727
Total current assets	61,615	32,829
Property and equipment, net	5,311	5,888
Goodwill	8,853	8,991
Intangible assets, net	8,730	10,184
Other assets	1,371	867
Total assets	$85,880	$58,759
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$8,372	$9,353
Earn-out liability	3,510	—
Current portion - payment obligation	635	1,073
Financial liabilities	—	2,971
Deferred revenue	508	729
Accrued compensation and related benefits	2,139	3,383
Other accrued expenses and liabilities	4,471	5,239
Current liabilities of discontinued operations	—	1,630
Total current liabilities	19,635	24,378
Long-term payment obligation	5,545	5,648
Long-term financial liabilities	13,938	3,051
Other long-term liabilities	630	938
Total liabilities	39,748	34,015
Commitments and contingencies (see Note 14)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized;
10,884 and 7,507 shares issued and 10,640 and 7,445 outstanding as of December 31, 2014 and 2013, respectively	11	8
Additional paid-in capital	389,401	348,912
Treasury stock, 244 and 62 shares as of December 31, 2014 and 2013, respectively	(4,572)	(2,777)
Accumulated deficit	(338,670)	(320,876)
Accumulated other comprehensive income	1,699	1,227
Total Identiv, Inc. stockholders' equity	47,869	26,494
Noncontrolling interest	(1,737)	(1,750)
Total stockholders´ equity	46,132	24,744
Total liabilities and stockholders´equity	$85,880	$58,759

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013
Net revenue	$81,249	$74,284
Cost of revenue	47,793	40,888
Gross profit	33,456	33,396
Operating expenses:
Research and development	6,902	6,277
Selling and marketing	20,635	18,907
General and administrative	12,751	14,149
Earn-out consideration	3,510	—
Impairment of goodwill	—	15,572
Impairment of long-lived assets	—	178
Restructuring and severance	3,098	1,770
Total operating expenses	46,896	56,853
Loss from operations	(13,440)	(23,457)
Non-operating income (expense):
Interest expense, net	(3,619)	(2,169)
Foreign currency (loss) gain, net	(1,270)	710
Loss from continuing operations before income taxes and noncontrolling interest	(18,329)	(24,916)
Income tax provision	(95)	(47)
Loss from continuing operations before noncontrolling interest	(18,424)	(24,963)
Income (loss) from discontinued operations, net of income taxes	521	(10,835)
Consolidated net loss	(17,903)	(35,798)
Less: Loss attributable to noncontrolling interest	109	933
Net loss attributable to Identiv, Inc. common shareholders	$(17,794)	$(34,865)
Basic and diluted net loss per share attributable to Identiv, Inc. common shareholders:
Loss from continuing operations	$(2.12)	$(3.62)
Income (loss) from discontinued operations	0.06	(1.64)
Net loss	$(2.06)	$(5.26)
Weighted average shares used to compute basic and diluted loss per share	8,648	6,633

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2014	2013
Consolidated net loss	$(17,903)	$(35,798)
Other comprehensive income (loss), net of income taxes of nil:
Unrealized gain on defined benefit plans	—	232
Foreign currency translation adjustment	594	(1,124)
Foreign currency translation reclassified into earnings upon sale of foreign subsidiaries	—	604
Total other comprehensive income (loss), net of income taxes of nil	594	(288)
Consolidated comprehensive loss	(17,309)	(36,086)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(13)	1,069
Comprehensive loss attributable to Identiv, Inc. Common shareholders	$(17,322)	$(35,017)

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands; except par value)

	Identiv, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, January 1, 2013	6,018	$6	$337,866	$(2,777)	$(286,011)	$1,379	$(873)	$49,590
Net loss	—	—	—	—	(34,865)	—	(933)	(35,798)
Other comprehensive loss	—	—	—	—	—	(152)	(136)	(288)
Acquisition of noncontrolling interest in Payment Solution	—	—	(217)	—	—	—	—	(217)
Reversal of noncontrolling interest in Payment Solution	—	—	(192)	—	—	—	192	-
Issuance of common stock in connection with capital raise, net of issuance costs	457	1	3,365	—	—	—	—	3,366
Issuance of common stock in connection with private placement, net of issuance costs	935	1	6,273	—	—	—	—	6,274
Issuance of common stock in connection with ESPP	19	—	132	—	—	—	—	132
Issuance of common stock in connection with stock bonus and incentive plans	16	—	134	—	—	—	—	134
Stock option grants in connection with stock bonus and incentive plans	—	—	48	—	—	—	—	48
Stock-based compensation expense	—	—	990	—	—	—	—	990
Issuance of warrants	—	—	513	—	—	—	—	513
Balances, December 31, 2013	7,445	8	348,912	(2,777)	(320,876)	1,227	(1,750)	24,744
Net loss	—	—	—	—	(17,794)	—	(109)	(17,903)
Other comprehensive income	—	—	—	—	—	472	122	594
Issuance of common stock in connection with equity offerings, net of issuance costs	2,803	3	35,752	—	—	—	—	35,755
Issuance of common stock in connection with ESPP	7	—	35	—	—	—	—	35
Issuance of common stock in connection with stock bonus and incentive plans	42	—	428	—	—	—	—	428
Stock option grants in connection with stock bonus and incentive plans	—	—	68	—	—	—	—	68
Issuance of common stock in connection with exercise of options and warrants	520	—	869	—	—	—	—	869
Stock-based compensation expense	5	—	1,877	—	—	—	—	1,877
Modification of equity awards	—	—	350	—	—	—	—	350
Issuance of warrants	—	—	1,110	—	—	—	—	1,110
Repurchase of common stock	(182)	—	—	(1,795)	—	—	—	(1,795)
Balances, December 31, 2014	10,640	$11	$389,401	$(4,572)	$(338,670)	$1,699	$(1,737)	$46,132

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(17,903)	$(35,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	(459)	(4,821)
Earn-out consideration	3,510	—
Deferred income taxes	—	(120)
Depreciation and amortization	3,015	3,981
Impairment of goodwill and long-lived assets	—	27,584
Accretion of interest to payment obligation	432	652
Amortization of debt issuance costs	2,099	728
Stock-based compensation expense	1,877	1,465
Modification of equity awards	350	—
Warrant expense	286	—
Loss on disposal of fixed assets	7	364
Pension charges	—	246
Changes in operating assets and liabilities:
Accounts receivable	(1,472)	1,024
Inventories	(710)	(1,804)
Prepaid expenses and other assets	(168)	745
Accounts payable	115	1,354
Payment obligation liability	(973)	(1,175)
Deferred revenue	(199)	(646)
Accrued expenses and other liabilities	(1,540)	3,793
Net cash used in operating activities	(11,733)	(2,428)
Cash flows from investing activities:
Capital expenditures	(1,311)	(2,074)
Proceeds (net cash disposed of) related to sale of businesses	1,395	(2,289)
Net cash provided by (used in) investing activities	84	(4,363)
Cash flows from financing activities:
Proceeds from issuance of debt	16,000	—
Payment of debt issue costs	(601)	—
Proceeds from capital raise, net of issuance costs	35,755	9,640
Proceeds from issuance of common stock under employee stock purchase plan and option and warrant exercises	904	132
Payments on financial liabilities	(8,354)	(3,744)
Repurchase of common stock	(1,795)	—
Other	—	(326)
Net cash provided by financing activities	41,909	5,702
Effect of exchange rates on cash	1,176	(1,176)
Net (decrease) increase in cash	31,436	(2,265)
Cash of continuing operations, at beginning of period	5,095	6,109
Add: Cash of discontinued operations, at beginning of period	16	1,267
Less: Cash of discontinued operations, at end of period	—	16
Cash of continuing operations, at end of period	$36,547	$5,095
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,528	$1,951
Cash paid for income taxes	$353	$243
Non-cash investing and financing activities:
Net assets and liabilities of discontinued operations	$—	$8,466
Leasehold improvements funded by lease incentives	$—	$508
Common stock issued in connection with stock bonus and incentive plans	$428	$55
Stock option grants issued in connection with stock bonus and incentive plans	$68	$48
Warrant issued to non-employee	$286	$—
Property and equipment subject to accounts payable	$30	$157

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Identiv, Inc. (“Identiv” or the “Company,”) is a global security technology company that provides trust solutions in the connected world, including premises, information and everyday items. CIOs, CSOs and product departments rely upon Identiv’s trust solutions to reduce risk and achieve compliance, and to protect brand identity. Identiv trust solutions are implemented using standards-driven products and technology, such as hardware, software, digital certificates, mobility and cloud services.

Identiv’s corporate headquarters are in Fremont, California. The Company maintains research and development facilities in California, Chennai, India and Australia and local operations and sales facilities in Australia, Germany, Hong Kong, Japan, Singapore, and the U.S. The Company was founded in 1990 in Munich, Germany and was incorporated in 1996 under the laws of the State of Delaware.

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split — On May 22, 2014, the shareholders approved, and the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware effecting, a one-for-ten reverse split of the Company's common stock, par value $0.001 (the “Reverse Stock Split”). The Reverse Stock Split did not change the par value of the Company’s common stock, the Company’s authorized shares of common stock or preferred stock. Upon the effectiveness of the Reverse Stock Split, the Company’s issued shares of common stock decreased from approximately 80 million to approximately 8 million shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. All share, per share and stock option information in the accompanying consolidated financial statements and the notes thereto have been restated for all periods to reflect the Reverse Stock Split.

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

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to ten years for furniture, fixture and office equipment, five to seven years for machinery, five years for automobiles and three years for computer software. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful life. Refer to Note 5, Balance Sheet Components, for information about impairment charges recorded during the third quarter of 2013.

Goodwill — Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to annual assessment for impairment in accordance with ASC Topic 350, Intangibles - Goodwill and Other (“ASC 350”). The Company evaluates goodwill, at a minimum, on an annual basis and on an interim basis whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company performs interim goodwill impairment reviews between its annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. Impairment of goodwill is tested at the reporting unit level, which is one level below its operating segment. The reporting units are identified in accordance with ASC 350-20-35-33 through 35-46. Prior to testing for goodwill impairment, the Company tests long-lived assets for impairment and adjusts the carrying value of each asset group to its fair value and records the associated impairment charge in its consolidated statements of operations. The Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company tests for goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied fair value of the goodwill is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. The second step of the impairment test compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized equal to that excess (i.e., write goodwill down to the implied fair value of goodwill amount).

Under the first step of the impairment test, the Company determines the fair value of the reporting units using the income, or discounted cash flows, approach (“DCF model”) and verifies the reasonableness of such fair value calculations of the reporting units using the market approach, which utilizes comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The completion of the DCF model requires the Company to make a number of significant assumptions to produce an estimate of future cash flows. These assumptions include, but are not limited to, projections of future revenue, gross profit rates, working capital requirements, and discount rates. In determining an appropriate discount rate for each reporting unit the Company makes assumptions about the estimated cost of capital and relevant risks, as appropriate. The projections used by the Company in its DCF model are updated as required and will change over time based on the historical performance and changing business conditions for each of the Company’s reporting units. The determination of whether goodwill is impaired involves a significant level of judgment in these assumptions, and changes in the Company’s business strategy, government regulations, or economic or market conditions could significantly impact these judgments. The Company will continue to monitor market conditions and other factors to determine if interim impairment tests are necessary in future periods.

Refer to Note 6, Goodwill and Intangible Assets, for more information about the impairment charge recorded as a result of interim goodwill impairment analysis performed as of September 30, 2013 and the fourth quarter of 2013. As discussed in Note 6, the Company performed its annual impairment analysis in the fourth quarter of 2014 and found no indicators of impairment at that time.

Intangible and Long-lived Assets — The Company evaluates its long-lived assets and amortizable intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The Company evaluates its long-lived assets and identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives of the related assets as the straight-line method is considered to align with expected cash flows. Each period the Company evaluates the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. For intangible assets determined to have an indefinite useful life, no amortization is recognized until the assets´ useful life is determined to be no longer indefinite. As discussed in Note 6 below, the Company performed an impairment analysis in the fourth quarter of 2014 and found no indicators of impairment at that time.

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

Revenue Recognition — Revenue is recognized when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists. The Company generally relies upon sales contracts or agreements, and customer purchase orders to determine the existence of an arrangement.
●	Delivery has occurred. The Company uses shipping terms and related documents, or written evidence of customer acceptance, when applicable, to verify delivery or performance.
●	Sales price is fixed or determinable. The Company assesses whether the sales price is fixed or determinable based on the payment terms and whether the sales price is subject to refund or adjustment.
●

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

ASU 2009-13 establishes a selling price hierarchy for determining the selling price of a deliverable in revenue arrangements. The revenue is generated from sales to direct end-users and to distributors. When a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, the Company allocates revenue to each element based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. The Company then recognizes revenue on each deliverable in accordance with its policies for product and service revenue recognition. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors, including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles. Some of the Company’s offerings contain a significant element of proprietary technology and provide substantially unique features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, typically the Company is not able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration.

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

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and development expenses are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant, and all software development costs generally have been expensed as incurred. The Company capitalizes certain costs for its internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company recorded amortization expense related to software development costs, including amounts written-off related to capitalized costs, in the amount of $0.1 million and $0.4 million for the years ended December 31, 2014 and 2013, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying Consolidated Statement of Operations. Accrued interest and penalties are included within the related tax liability line in the Consolidated Balance Sheet. See Note 9, Income Taxes, for further information regarding the Company’s tax disclosures.

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

Concentration of Credit Risk — Two customers accounted for more than 10% of our accounts receivable balance as of December 31, 2014 with each customer accounting for approximately 12% of our accounts receivable balance at year end.  No customer represented 10% of the Company’s accounts receivable balance at December 31, 2013. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements.

Net Loss Per Share — Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and dilutive-potential common share equivalents outstanding during the period, if applicable. Dilutive-potential common share equivalents are excluded from the computation of net loss per share in the loss periods as their effect would be antidilutive. As the Company has incurred losses from continuing operations during each of the last two fiscal years, shares issuable under stock options are excluded from the computation of diluted net loss per share in the accompanying Consolidated Statements of Operations as their effect is anti-dilutive.

Comprehensive Loss — ASU No. 2011-05, Comprehensive Income, ASC Topic 200, Presentation of Comprehensive Income (“ASU No. 2001-05”) requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Comprehensive loss for the years ended December 31, 2014 and 2013 has been disclosed within the Consolidated Statements of Comprehensive Loss. Other accumulated comprehensive loss includes net foreign currency translation adjustments and unrealized loss/gain on defined pension plans, where applicable, which are excluded from consolidated net loss.

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss and gains and losses from transactions denominated in currencies other than the functional currencies of the Company are included in the Company’s Consolidated Statements of Operations. The Company recognized a currency gain (loss) of $(1.3) million in 2014 and $0.7 million in 2013.

Recent Accounting Pronouncements and Accounting Changes

In November 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-17, "Business Combinations (Topic 805): Pushdown Accounting" ("ASU 2014-17"). The amendments in ASU 2014-17 provide an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The pronouncement is effective for annual reporting periods ending after November 14, 2014 and early adoption is permitted. The Company’s adoption of ASU 2014-17 did not have a material impact on our Consolidated Financial Statements or disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern”, (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on our Consolidated Financial Statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 are effective for interim and annual periods beginning after December 15, 2015.  Early adoption is permitted.  The Company’s adoption of ASU 2014-12 is not expected to have a material effect on our Consolidated Financial Statements or disclosures.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers" (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. It is effective for annual periods beginning on or after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. The Company is currently evaluating the impact of our pending adoption of ASU 2014-09 on our Consolidated Financial Statements and have not yet determined the method by which we will adopt the standard in 2017.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-08”) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-08 on our Consolidated Financial Statements.

2. Discontinued Operations

During the fourth quarter of 2013, the Company’s Board of Directors (the “Board”), after reviewing strategic options, committed to a plan designed to simplify the Company’s business structure and to focus on high-growth technology trends within the security market including cloud-based services and mobility. In December 2013, the Company completed the sale of its Swiss Multicard AG subsidiary, its German payment solution AG subsidiary and its Dutch Multicard Nederland BV subsidiary to Sandpiper Assets SA, an international holding company (“Sandpiper”), pursuant to a share purchase agreement whereby the Company agreed to sell its holdings in these subsidiaries to Sandpiper for total negative cash consideration of $0.5 million, which was paid to Sandpiper in February 2014 subsequent to the close of the transaction. The sale of Multicard AG and payment solution AG closed on December 19, 2013 and the sale of Multicard Nederland BV closed on December 31, 2013. In addition, the Company completed the sale of its German Multicard GmbH subsidiary to an employee for the sum of one euro on December 30, 2013. Based on the carrying value of the assets and the liabilities attributed to these businesses on the date of sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $4.8 million, net of tax of nil, during the fourth quarter of fiscal 2013 in the consolidated statements of operations for the year ended December 31, 2013, which is included in the loss from discontinued operations, net of income taxes line.

In addition, during the fourth quarter of 2013, the Company committed to sell its Rockwest Technology Group, Inc. d/b/a/ Multicard US (“Multicard US”) subsidiary to George Levy, Matt McDaniel and Hugo Garcia (the “Buyers”), the founders and former owners of the Multicard US business. The sale of the Multicard US subsidiary was completed on February 4, 2014 and was made pursuant to a Share Purchase Agreement dated January 21, 2014 between the Company and the Buyers whereby the Company agreed to sell 80.1% of the shares of its holdings in Multicard US, to the Buyers for cash consideration of $1.2 million. Based on the carrying value of the assets and the liabilities attributed to Multicard US on the date of sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $0.4 million, net of income taxes of nil, in the Consolidated Statement of Operations for the year ended December 31, 2014, which is included in income (loss) from discontinued operations, net of income taxes.

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

In accordance with ASC Topic 205-20, Discontinued Operations (“ASC 205”), for the years ended December 31, 2014 and 2013, the results of these businesses have been presented as discontinued operations in the Consolidated Statements of Operations and 2013 results have been reclassified to conform to this presentation. The assets and liabilities of discontinued operations have been reclassified and are segregated as assets and liabilities of discontinued operations in the Consolidated Balance Sheet as of December 31, 2013.

The key components of income (loss) from discontinued operations consist of the following (in thousands):

	Years Ended December 31,
	2014	2013
Net revenues	$1,276	$21,931
Discontinued operations:
Income (loss) from discontinued operations before income taxes	$62	$(15,648)
Income tax provision	—	(8)
Income (loss) from discontinued operations, net of income taxes	62	(15,656)
Gain on sale of discontinued operations, net of income taxes of nil	459	4,821
Income (loss) from discontinued operations, net of income taxes	$521	$(10,835)

The following table summarizes the assets and liabilities of discontinued operations (in thousands):

	December 31,	December 31,
	2014	2013
Assets:
Cash	$—	$16
Accounts receivable, net	—	787
Inventories	—	574
Other current assets	—	27
Property and equipment	—	13
Goodwill	—	1,310
Total assets of discontinued operations	$—	$2,727
Liabilities:
Accounts payable	$—	$418
Deferred revenue	—	966
Accrued Expenses and other liabilities	—	246
Total liabilities of discontinued operations	$—	$1,630

3. Fair Value Measurements

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. Under ASC Topic 820, Fair Value Measurement and Disclosures (“ASC 820”), the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets;
●	Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and
●	Level 3 – Unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2014 and 2013, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of December 31, 2014 and 2013.

The Company’s only liability measured at fair value on a recurring basis is the contingent consideration related to the acquisition of idOnDemand, Inc. (“idOnDemand”). The sellers of idOnDemand (the “Selling Shareholders”) are eligible to receive limited earn-out payments (“Earn-out Consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of the Stock Purchase Agreement entered into on April 29, 2011 between the Company and the Selling Shareholders of idOnDemand (the “SPA”). The fair value of the Earn-out Consideration is based on achieving certain revenue and profit targets as defined under the SPA. The accrual of the Earn-out Consideration for periods prior to the year ended December 31, 2014 is probability weighted and discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the Earn-out Consideration is classified as a Level 3 measurement as it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the Earn-out Consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the Earn-out Consideration at each reporting period. The fair value of the Earn-out Consideration is classified as a liability and is re-measured each reporting period in accordance with ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

As of December 31, 2014 and 2013, the maximum possible amount payable for Earn-out Consideration was $5.0 million. The earn-out liability was zero at December 31, 2013 as financial and sales performance targets were not met for the year ended December 31, 2013. For the period ended December 31, 2014, the Company engaged a third party independent valuation firm to assist in the determination of the Earn-out Consideration liability. The Company recorded an earn-out obligation of $3.51 million as of December 31, 2014. For additional details, see Note 15, Related Party Transaction.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections. For additional discussion of measurement criteria used in evaluating potential impairment involving goodwill and intangible assets, refer to Note 6, Goodwill and Intangible Assets.

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

As of December 31, 2014 and 2013, the Company had $0.3 million and zero, respectively, of privately-held investments measured at fair value on a nonrecurring basis and were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2014 and 2013, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

4. Stockholders’ Equity of Identiv

Reverse Stock Split

As previously stated, on May 22, 2014, the shareholders approved, and the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware effecting a Reverse Stock Split. The Reverse Stock Split did not change the par value of the Company’s common stock or the Company’s authorized shares of common stock and its authorized shares of preferred stock. Upon the effectiveness of the Reverse Stock Split on May 22, 2014, the Company’s issued shares of common stock decreased from approximately 80 million to approximately 8 million shares, all with a par value of $0.001.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share. No shares of the Company’s preferred stock, including the Series A Participating Preferred Stock, were outstanding as of December 31, 2014 and 2013. Identiv’s Board may from time to time, without further action by the Company’s stockholders, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of shares of the Company’s common stock. Upon the affirmative vote of the Board, without stockholder approval, the Company may issue shares of preferred stock with voting and conversion rights which could adversely affect the holders of shares of its common stock.

Private Placement

On August 14, 2013, in a private placement, the Company issued 834,847 shares of its common stock at a price of $8.50 per share and warrants to purchase an additional 834,847 shares of its common stock at an exercise price of $10.00 per share (the “2013 Private Placement Warrants”) to accredited and other qualified investors (the “Investors”). Aggregate gross consideration was $7.1 million and $0.8 million in issuance costs were recorded in connection with the private placement. The private placement was made pursuant to definitive subscription agreements between the Company and each Investor. The sale was made to Investors in the United States and internationally in reliance upon available exemptions from the registration requirements of the U.S. Securities Act of 1933, as amended (the “Securities Act”) including Section 4(a) (2) thereof and Regulation D and Regulation S thereunder, as well as comparable exemptions under applicable state and foreign securities laws. The Company engaged a placement agent in connection with private placement outside the United States. As compensation at closing, the Company paid $0.6 million in cash and issued 100,000 shares of common stock to the placement agent on the same terms as those sold to the Investors in the offering. In addition, the placement agent was issued warrants to purchase 100,000 shares of common stock at an exercise price of $10.00 per share as bonus compensation. The securities were issued to the placement agent in reliance upon available exemptions from the registrations requirements of the Securities Act, including Regulation S thereunder. In September 2013, the Company filed a registration statement on Form S-3 (Registration No. 333-19105076) with the SEC to register the resale of the shares of common stock and any shares of common stock issuable upon exercise of the 2013 Private Placement Warrants.

The 2013 Private Placement Warrants have a term of four years and are exercisable beginning six months following the date of issuance. Any 2013 Private Placement Warrants, or portion thereof, not exercised prior to the expiration date will become void and of no value and such warrants shall be terminated and no longer outstanding. The number of shares issuable upon exercise of the 2013 Private Placement Warrants is subject to adjustment for any stock dividends, stock splits or distributions by the Company, or upon any merger or consolidation or sale of assets of the Company, tender or exchange offer for the Company’s common stock, or a reclassification of the Company’s common stock. The Company calculated the fair value of the 2013 Private Placement Warrants using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 91.57%, risk-free interest rate of 1.08%, no dividend yield, and an expected life of four years. The fair value of the 2013 Private Placement Warrants was determined to be $4.0 million. The 2013 Private Placement warrants are classified as equity in accordance with ASC Topic 505, Equity (“ASC 505”) as the warrants, if exercised, will be settled in shares and are within the control of the Company. During the year ended December 31, 2014, the Company issued 58,822 shares of its common stock upon cash exercise and 296,806 shares of common stock upon cashless exercise of 589,137 2013 Private Placement Warrants.

Sale of Common Stock

On September 16, 2014, the Company entered into an underwritten public offering of 2,000,000 shares of its common stock at a public offering price of $15.00 per share and also granted the underwriter a 30-day option to purchase up to an additional 300,000 shares of common stock to cover overallotments, if any (the “Public Offering”). The Public Offering was made pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-195702), filed with the SEC in accordance with provisions of the Securities Act, declared effective on May 14, 2014, and the prospectus supplement thereto dated September 11, 2014. The Company received net proceeds of approximately $31.6 million from the sale of 2,300,000 shares of common stock in the Public Offering, after deducting the underwriting discount of $2.5 million and estimated offering expenses of $0.4 million. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes, including the acquisition of, or investment in, companies, technologies, products or assets that complement Identiv’s business.

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

All shares of common stock issued and sold to LPC under the Purchase Agreement were issued pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration Nos. 333-173576 and 333-195702), filed with the SEC in accordance with the provisions of the Securities Act and declared effective on May 14, 2014, and the prospectus supplement thereto dated May 20, 2014. The Purchase Agreement contained customary representations, warranties and agreements of the Company and LPC, limitations and conditions to completing future sale transactions, indemnification rights and other obligations of the parties. There was no upper limit on the price per share that LPC could be obligated to pay for common stock under the Purchase Agreement. The Company had the right to terminate the Purchase Agreement at any time, at no cost or penalty.

On April 17, 2013, LPC initially purchased 175,438 shares of common stock at $11.40 per share for a net consideration of $1.5 million after recording $0.5 million in underwriting discounts, legal fees and issuance costs. As stipulated in the Purchase Agreement, the Company issued 28,417 shares of common stock consisting of 25,180 Commitment Shares and 3,237 additional pro-rated shares of common stock as Commitment Shares. Subsequent to the initial purchase, the Company directed LPC to purchase 250,000 shares of common stock from April 17, 2013 through December 31, 2013 for a net consideration of $1.9 million and 496,500 shares of common stock from January 1, 2014 through September 10, 2014 for a net consideration of $4.2 million and issued a total of 9,723 additional pro-rated shares as Commitment Shares.

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

Common Stock Warrants

In connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the Consultant Warrant was entered into and quarterly thereafter. The Consultant Warrant will expire 5 years after the date of issuance, or on August 13, 2019. In the event of an acquisition of the Company, the Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of December 31, 2014, none of the Consultant Warrants have been exercised.

In connection with the Company’s entry into a credit agreement with Opus Bank (“Opus”) as discussed in Note 8, Financial Liabilities, the Company issued Opus a warrant to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90 (the “Opus Warrant”). The Opus Warrant is immediately exercisable for cash or by net exercise and will expire 5 years after the date of issuance, or on March 31, 2019. The shares issuable upon exercise of the Opus Warrant are to be registered at the request of Opus pursuant to a registration rights agreement, entered into on March 31, 2014 by the Company and Opus. As of December 31, 2014, none of the Opus Warrants have been exercised.

The Company issued warrants to purchase 99,208 shares of its common stock at an exercise price of $7.10 per share to Hercules Technology Growth Capital, Inc. (“Hercules”) on August 7, 2013 (the “Hercules Warrants”) as consideration for entering into the third amendment of the Loan and Security Agreement dated October 30, 2012 with Hercules (the “Hercules Debt Facility”). The Hercules Warrants were issued in reliance upon exemptions from the registration requirements under the Securities Act in accordance with Section 4(a)(2) thereof. The term of the Hercules Warrants is five years and contains usual and customary terms. As of December 31, 2014, the Company issued 49,097 shares of common stock upon the cashless exercise of 99,208 Hercules Warrants.

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

As part of the consideration paid by the Company in connection with the acquisition of Hirsch Electronics Corporation (“Hirsch”) on April 30, 2009, the Company issued 473,543 warrants to purchase shares of the Company’s common stock at an exercise price of $30.00, in exchange for the outstanding capital stock of Hirsch. Also, as part of the Hirsch transaction, the Company issued 16,538 warrants to purchase shares of the Company’s common stock in exchange for outstanding Hirsch warrants at exercise prices in a range between $24.20 and $30.30, with a weighted average exercise price of $27.90. All warrants issued in connection with the Hirsch transaction became exercisable for a period of two years on April 30, 2012. These warrants expired unexercised on April 30, 2014.

Below is a summary of outstanding warrants issued by the Company as of December 31, 2014:

Warrant Type	Warrants Outstanding	Weighted Average Exercise Price	Issue Date	Expiration Date
Consultant Warrant	85,000	$10.70	August 13, 2014	August 13, 2019
Opus Warrant	100,000	9.90	March 31, 2014	March 31, 2019
2010 Private Placement Warrant	369,169	26.50	November 14, 2010	November 14, 2015
2013 Private Placement Warrant	186,878	10.00	August 14, 2013	August 14, 2017
Total	741,047

2011 Employee Stock Purchase Plan

In June 2011, Identiv’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). Initially, 200,000 shares of common stock were reserved for issuance over the term of the ESPP, which was ten years. In addition, on the first day of each fiscal year commencing with fiscal year 2012, the aggregate number of shares reserved for issuance under the ESPP was automatically increased by a number equal to the lower of (i) 75,000 shares, (ii) two percent of all shares outstanding at the end of the previous year, or (iii) an amount determined by the Board. Under the ESPP, eligible employees could purchase shares of common stock at 85% of the lesser of the fair market value of the Company’s common stock at the beginning of, or end of the applicable offering period and each offering period lasted for six months. The plan contained an automatic reset feature under which if the fair market value of a share of common stock on any exercise date (except the final scheduled exercise date of any offering period) was lower than the fair market value of a share of common stock on the first trading day of the offering period in progress, then the offering period in progress shall end immediately following the close of trading on such exercise date, and a new offering period shall begin on the next subsequent January 1 or July 1, as applicable, and shall extend for a 24-month period ending on December 31 or June 30, as applicable. As of January 1, 2013 and 2012, respectively, the total shares reserved for issuance under the ESPP were automatically increased by 75,000 shares each in accordance with the terms of the plan. As of December 31, 2014, there are 293,888 shares reserved for future grants under the ESPP. On December 18, 2013, the Compensation Committee of the Board suspended the ESPP effective January 1, 2014.  No additional shares will be authorized and no shares will be issued under the ESPP until further notice.

Since the ESPP was suspended effective January 1, 2014, there was no stock-based compensation expense resulting from the ESPP included in the Consolidated Statements of Operations for the year ended December 31, 2014.

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

The Company determined in the third quarter of 2014 that the Inducement Grant may not have fully complied with the requirements of NASDAQ Rule 5635(c)(4). To avoid concerns about the Company’s compliance with this NASDAQ rule, our CEO and the Company have agreed to cancel these awards. To effect this cancellation, the parties entered into an Equity Award Rescission Agreement on September 8, 2014.

While the Compensation Committee approved the cancellation of the Inducement Grant to avoid concerns about full compliance with the NASDAQ rule, it nevertheless believes that it is appropriate that the Company provide share-based incentives to its CEO in recognition of his past performance and to provide appropriate and reasonable incentives for future performance. Upon the cancellation of the Inducement Grant, the Compensation Committee granted to its CEO on September 8, 2014 an award of 150,000 restricted stock units under the Company’s 2011 Incentive Compensation Plan. In addition, the Compensation Committee approved the grant to its CEO of an additional 150,000 RSUs under the 2011 Incentive Compensation Plan to become effective on January 1, 2015. Both of these awards vest in equal quarterly installments over periods of three years measured from their respective grant dates, subject to the CEO’s continued employment.

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

As of December 31, 2014, an aggregate of 16,780 options were outstanding under the Director Option Plan and 1997 Stock Option Plan, 15,169 options were outstanding under the 2000 Stock Option Plan, 78,223 options were outstanding under the 2007 Plan, and 786,943 options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of activity for the Company’s stock option plans for the year ended December 31, 2014 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2013	546,498	$14.90
Granted	459,651	9.71
Cancelled or Expired	(81,301)	18.20
Exercised	(27,733)	10.13
Balance at December 31, 2014	897,115	$12.09	7.56	$3,425,558
Vested or expected to vest at December 31, 2014	793,533	$12.48	7.35	$2,929,605
Exercisable at December 31, 2014	331,170	$17.01	5.08	$755,618

The following table summarizes information about options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $8.40	186,733	8.61	$6.54	75,629	$6.98
$8.41 - $8.80	265,500	9.20	8.80	833	8.80
$8.81 - $12.00	254,702	7.94	11.20	97,975	11.63
$12.01 - $40.20	184,168	3.77	22.68	150,721	24.53
$40.21 - $43.40	6,012	2.02	43.38	6,012	43.38
$5.20 - $43.40	897,115	7.56	12.09	331,170	17.01

The weighted-average grant date fair value per option for options granted during the years ended December 31, 2014 and 2013 was $9.71 and $7.60, respectively. A total of 27,733 and 18 options were exercised during the years ended December 31, 2014 and 2013, respectively.

The fair value of option grants was estimated using the Black-Scholes-Merton model with the following weighted-average assumptions for the years ended December 31:

	2014	2013
Risk-free interest rate	1.54%	1.75%
Expected volatility	88.7%	92.3%
Expected term in years	4.79	4.88
Dividend yield	None	None

At December 31, 2014, there was $2.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 3.02 years.

Restricted Stock and Restricted Stock Units

The following is a summary of equity award activity for restricted stock and RSU activity for the year ended December 31, 2014:

	Number Outstanding	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2013	—	$—
Granted	632,990	13.51
Vested	(90,648)	12.12
Forfeited	—	—
Balance at December 31, 2014	542,342	$13.74	1.7	$7,533,132

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2014, there was $4.0 million of total unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 3.25 years. As of December 31, 2014, an aggregate of 542,342 RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all stock-based compensation expense related to the ESPP, stock options and RSUs included in the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended
	December 31,
	2014	2013
Cost of revenue	$36	$69
Research and development	142	104
Selling and marketing	303	621
General and administrative	1,396	546
Restructuring	-	45
Total	$1,877	$1,385

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2014 was as follows:

Exercise of outstanding stock options and vesting of RSU's	1,439,457
ESPP	293,888
Shares of common stock available for grants under the 2011 Plan	350,411
Noncontrolling interest in Bluehill AD	126,142
Warrants to purchase common stock	741,047
Contingent consideration for idOnDemand	359,971
Total	3,310,916

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2014 and 2013, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of common stock equivalents excluded from diluted loss per share relating to these securities was 1,354,866 common stock equivalents for the year ended December 31, 2014, and 1,707,771 common stock equivalents for the year ended December 31, 2013.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) at December 31, 2014 and 2013 consists of foreign currency translation adjustments of $1.7 million and $1.2 million, respectively. There were no reclassifications out of AOCI for the year ended December 31, 2014.

Stock Repurchases

On October 9, 2014, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock. Under the stock repurchase program, the Company may repurchase up to $5.0 million of its common stock over a period of one year. The program allows stock repurchases from time to time at management’s discretion in the open market or in private transactions at prevailing market prices. Repurchases will be made under the program using the Company’s cash resources. The stock repurchase program may be limited or terminated at any time by the Board of Directors without prior notice. During the quarter ended December 31, 2014, we repurchased 177,804 shares of common stock under the stock repurchase program for total consideration of approximately $1.7 million. Additionally, during the quarter ended December 31, 2014, we repurchased 4,585 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

5. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	December 31,
	2014	2013

Raw materials	$3,272	$3,361
Work-in-progress	571	261
Finished goods	5,411	5,373
Total	$9,254	$8,995

Property and equipment, net consists of (in thousands):

	December 31,
	2014	2013
Building and leasehold improvements	$1,298	$1,236
Furniture, fixtures and office equipment	4,236	4,236
Plant and machinery	6,732	6,843
Purchased software	2,520	2,094
Total	14,786	14,409
Accumulated depreciation	(9,475)	(8,521)
Property and equipment, net	$5,311	$5,888

Purchased software and accumulated depreciation balances at December 31, 2013 are presented net of impairment related write-downs of $0.2 million and $50,000, respectively related to an impairment recorded during the third quarter of 2013 due to a determination that certain software was no longer usable.

The Company recorded depreciation expense of $1.6 million and $1.6 million during the years ended December 31, 2014 and 2013, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	December 31,
	2014	2013
Accrued restructuring	$1,377	$909
Accrued professional fees	679	973
Income taxes payable	275	532
Other accrued expenses	2,140	2,825
Total	$4,471	$5,239

6. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by reporting unit, which is the same as operating segment, as of December 31, 2014 and 2013 as well as changes in the carrying amount of goodwill (in thousands):

	Premises(1)	Credentials(1)	Identity(1)	All Other(1)(2)	Total
Balance at January 1, 2013 (3)	$21,891	$1,079	$1,694	$20,606	$45,270
Goodwill impairment during the year	(14,108)	(942)	(522)	(11,687)	(27,259)
Goodwill impairment related to divested businesses	—	—	—	(7,966)	(7,966)
Goodwill reclassified to discontinued business	—	—	—	(1,310)	(1,310)
Currency translation adjustment	—	(137)	36	357	256
Balance at December 31, 2013 (4)	7,783	—	1,208	—	8,991
Currency translation adjustment	—	—	(138)	—	(138)
Balance at December 31, 2014 (5)	$7,783	$—	$1,070	$—	$8,853

(1)

During the first quarter of 2014, in connection with the Company's 2014 organizational realignment, certain prior period amounts were reclassified to conform to the current period's operating segment presentation. A certain amount of goodwill is designated in a currency other than U. S. dollars and is adjusted each reporting period for the change in foreign exchange rates between balance sheet dates.

(2)	Includes goodwill classified as held for sale. Impairment amounts are included within results of discontinued operations.
(3)

Gross goodwill balances for Premises, Credentials, Identity and All Other were $21.9 million, $10.9 million, $9.0 million and $0.0 million, respectively as of January 1, 2013. Accumulated impairment for Premises, Credentials, Identity and All Other were $0.0 million, $9.8 million, $7.3 million and $0.0 million, respectively as of January 1, 2013. Gross goodwill classified as held for sale as of January 1, 2013 was $30.6 million and accumulated impairment was $10.0 million.

(4)

Gross goodwill balances for Premises, Credentials, Identity and All Other were $21.9 million, $10.9 million, $9.0 million and $0.0 million, respectively as of December 31, 2013. Accumulated impairment for Premises, Credentials, Identity and All Other were $14.1 million, $10.9 million, $7.8 million and $0.0 million, respectively as of December 31, 2013.

(5)

Gross goodwill balances for Premises, Credentials, Identity and All Other were $21.9 million, $10.8 million, $9.0 million and $0.0 million, respectively as of December 31, 2014. Accumulated impairment for Premises, Credentials, Identity and All Other were $14.1 million, $10.8 million, $7.8 million and $0.0 million, respectively as of December 31, 2014.

In accordance with its accounting policy and ASC 350, the Company tests goodwill annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performs interim goodwill impairment reviews between its annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. The Company believes the methodology that it uses to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides it with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether its goodwill is impaired are outside of its control and it is reasonably likely that assumptions and estimates will change in future periods. These changes in assumptions and estimates could result in future impairments.

The Company performed its annual impairment test for all reporting units with goodwill on December 1, 2014 under the qualitative assessment for impairment testing of the authoritative guidance and concluded that it was more likely than not that the fair value of the reporting units that have recorded goodwill exceeded their carrying amount. In assessing qualitative factors, the Company considered the impact of key factors including macroeconomic conditions, industry and market conditions, direct margin product improvement from prior year and in current expectations, movement in Company share price from the prior year and stability of key management since the beginning of 2014. Accordingly, it was not necessary to perform the two-step method as required by ASC 350 as the Company concluded there was no impairment to goodwill during the year ended December 31, 2014. During the year ended December 31, 2013, the Company identified factors to indicate a goodwill impairment was present during its interim assessment in the third and fourth quarters of 2013, as described below.

When performing its annual goodwill impairment test and during its interim assessments, the Company first assesses qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, it is determined it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company tests for goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compares the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds the fair value, goodwill is considered impaired and a second step is performed to measure the amount of the impairment loss, if any. Under this second step, the implied fair value of the goodwill is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. The second step of the impairment test compares the implied fair value of goodwill to the carrying value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized equal to that excess (i.e., goodwill is written down to the implied fair value of goodwill).

If the first step of the impairment test is required after determining it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company calculates the fair value of its reporting units using a combination of market and income approaches. Prior to its goodwill impairment test, the Company first tests its long-lived assets for impairment and adjusts the carrying value of each asset group to its fair value and records the associated impairment charge, if any, in its Consolidated Statements of Operations. The Company then performs its analysis of goodwill impairment using a two-step method as required by ASC 350. The first step of the impairment test compares the fair value of each reporting unit to its carrying value, including the goodwill related to the respective reporting units. The market approach of the fair value calculation estimates the fair value of a business based on a comparison of the Company to comparable firms in similar lines of business that are publicly traded or which are part of a public or private transaction. The income approach requires estimates of expected revenue, gross margin and operating expenses in order to discount the sum of estimated future cash flows using each particular reporting unit’s weighted average cost of capital. The Company’s growth estimates are based on historical data and internal estimates developed as part of its long-term planning process. The Company tests the reasonableness of the inputs and outcomes of its discounted cash flow analysis by comparing these items to available market data. The second step of the impairment test compares the implied fair value of goodwill to the carrying value of goodwill. The implied fair value of goodwill value is determined, in the same manner as the amount of goodwill recognized in a business combination, to assess the level of goodwill impairment, if any. During the second step, management estimates the fair value of the Company’s tangible and intangible net assets. Intangible assets are identified and valued for each reporting unit for which the second step is performed. The difference between the estimated fair value of each reporting unit and the sum of the fair value of the identified net assets results in the implied value of goodwill. If the carrying value of goodwill exceeds the implied fair value of goodwill, an impairment loss is recognized equal to that excess.

During the third quarter of fiscal 2013, the Company began a strategic review of certain under-performing business units for potential divestiture and to simplify the Company’s operations and market focus. As a consequence of the strategic review, the Company revised its forecasted revenue, gross margin and operating profit for future periods. In addition, the Company noted certain other indicators of impairment, including a change in management following the appointment of a new CEO, a sustained decline in its stock price, and continued reduced performance in certain reporting units partially as a result of the U.S. Government budget sequester. Based on its reduced forecast and the indicators of impairment noted above, the Company performed an interim goodwill impairment analysis as part of its quarterly close as of September 30, 2013. When the impairment test was performed in 2013, the Company had six reporting units. These reporting units included Hirsch, ID Solutions, payment solution and idOnDemand, which were the four components of the former Identity Management segment, and ID Infrastructure and Transponders, which were the two components of the former ID Products segment. In December 2013 and February 2014, two of the four reporting units in the Identity Management segment, ID Solutions and payment solution, were sold and these two reporting units no longer exist as a result. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the Hirsch, ID Solutions, payment solution and idOnDemand reporting units. As a result, the Company proceeded to the second step of the goodwill impairment test for these four reporting units to determine the implied fair value of goodwill to calculate the impairment loss, if any.

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

Commencing in 2014, the Company has four reporting units and four reportable segments as discussed in Note 10, Segment Reporting and Geographic Information. These reporting units include the Premises segment, the Identity segment, the Credentials segment and an All Other segment.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

	Existing	Customer	Trade
	Technology	Relationship	Name	Total
Amortization period (in years)	11.75	4.0 – 11.75	1.0

Gross carrying amount at December 31, 2013	$4,600	$10,747	$570	$15,917
Accumulated amortization	(1,466)	(3,697)	(570)	(5,733)
Intangible Assets, net at December 31, 2013	$3,134	$7,050	$-	$10,184

Gross carrying amount at December 31, 2014	$4,600	$10,701	$570	$15,871
Accumulated amortization	(1,914)	(4,657)	(570)	(7,141)
Intangible Assets, net at December 31, 2014	$2,686	$6,044	$-	$8,730

Of the total intangible assets, certain acquired intangible assets are designated in a currency other than U.S. dollars and are adjusted each reporting period for the change in foreign exchange rates between balance sheet dates. Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as outlined in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the year ended December 31, 2014. The Company identified impairment in its interim assessment during the third quarter of 2013, as mentioned below.

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

The following table illustrates the amortization expense included in the Consolidated Statements of Operations for the years ended December 31, 2014 and 2013 (in thousands):

	Years Ended
	December 31,
	2014	2013
Cost of revenue	$448	$342
Selling and marketing	1,007	1,150
Total	$1,455	$1,492

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2015	$1,455
2016	1,455
2017	1,455
2018	1,455
2019	1,455
Thereafter	1,455
Total	$8,730

7. Long-Term Payment Obligation

Hirsch Acquisition – Secure Keyboards and Secure Networks. Prior to the 2009 acquisition of Hirsch by the Company, effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). At the time, Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s then President Lawrence Midland, who resigned as President of the Company effective July 31, 2014. Immediately following the acquisition, Mr. Midland owned 30% of Secure Keyboards and 9% of Secure Networks. Secure Networks was dissolved in 2012 and Mr. Midland owned 24.5% of Secure Keyboards upon his resignation effective July 31, 2014.

On April 8, 2009, Secure Keyboards, Secure Networks and Hirsch amended and restated the 1994 Settlement Agreement to replace the royalty-based payment arrangement under the 1994 Settlement Agreement with a new, definitive installment payment schedule with contractual payments to be made in future periods through 2020 (the “2009 Settlement Agreement”). The Company was not an original party to the 2009 Settlement Agreement as the acquisition of Hirsch occurred subsequent to the 2009 Settlement Agreement being entered into. The Company has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligations under the 2009 Settlement Agreement (the “Guarantee”). The 2009 Settlement Agreement and the Guarantee became effective upon the acquisition of Hirsch on April 30, 2009. The Company’s annual payment to Secure Keyboards and Secure Networks in any given year under the 2009 Settlement Agreement is subject to an increase based on the percentage increase in the Consumer Price Index during the previous calendar year.

The final payment to Secure Networks was made on January 30, 2012 and the final payment to Secure Keyboards is due on January 30, 2021. The Company’s payment obligations under the 2009 Settlement Agreement will continue through the calendar year period ending December 31, 2020, unless the Company elects at any time on or after January 1, 2012 to earlier satisfy its obligations by making a lump-sum payment to Secure Keyboards. The Company does not intend to make a lump-sum payment and therefore a portion of the payment obligation amount is classified as a long-term liability.

The Company included $0.6 million of interest expense during the years ended December 31, 2014 and 2013 in its Consolidated Statements of Operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of December 31, 2014 is as follows (in thousands):

2015	$1,159
2016	1,205
2017	1,253
2018	1,304
2019	1,356
Thereafter	1,892
Present value discount factor	(1,989)
Total	$6,180

8. Financial Liabilities

Financial liabilities consist of (in thousands):

	December 31,	December 31,
	2014	2013

Term Loan	$10,000	$—
Hercules Debt Facility	—	6,660
Revolving Loan Facility	4,300	—
Less: Unamortized discount	(362)	(638)
Total debt, net	13,938	6,022
Less: Current portion of financial liabilities	—	2,971
Long-term financial liabilities	$13,938	$3,051

Bank Term Loan and Revolving Loan Facility

On March 31, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Opus. The Credit Agreement provides for a term loan in aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014 and an additional $2.0 million was drawn down during the three months ended June 30, 2014. On August 8, 2014, the Company repaid $1.7 million on the Revolving Loan Facility. In connection with the closing of the Credit Agreement, the Company repaid all outstanding amounts under its Hercules Debt Facility. The proceeds of the Term Loan and the initial proceeds under the Revolving Loan Facility, after payment of fees and expenses and all outstanding amounts under the Hercules Debt Facility, were approximately $7.8 million. The obligations of the Company under the Credit Agreement are secured by substantially all the assets of the Company. Certain of the Company’s material domestic subsidiaries have guaranteed the Term Loan and the Revolving Loan Facility and have granted Opus security interests in substantially all of their respective assets.

In connection with the Company’s entry into the Credit Agreement, the Company paid $170,000 in customary lender fees and expenses, including facility fees. As discussed in Note 4, Stockholders’ Equity of Identiv, the Company issued the Opus Warrant  to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90. The Opus Warrant is immediately exercisable for cash or by net exercise and will expire on March 31, 2019. The shares issuable upon exercise of the Opus Warrant are to be registered at the request of Opus pursuant to the Registration Rights Agreement, entered into on March 31, 2014 by the Company and Opus. The Registration Rights Agreement provides for standard S-3 and piggyback registration rights. The Company calculated the fair value of the Opus Warrant using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 92.09%, risk-free interest rate of 1.73%, no dividend yield and an expected life of five years. The fair value of the Opus Warrant was determined to be $0.8 million. The Opus Warrant is classified as equity in accordance with ASC 505 as the settlement of the warrants will be in shares and is within the control of the Company. The Company allocated both the cash and warrant (equity) consideration to the Term Loan and Revolving Loan Facility using the relative value of these loans. The Company recorded a total of $0.9 million in issuance costs, both cash and equity, related to the Term Loan and Revolving Loan Facility. Cost consideration of $0.5 million allocated for the Term Loan was recorded as a discount on the Term Loan and is reported in the balance sheet as an adjustment to the carrying amount of the Term Loan. The remaining $0.4 million in issuance costs was allocated to the Revolving Loan Facility as a deferred charge, pursuant to ASC Topic 835-30, Imputation of Interest (“ASC 835-30”). The issuance costs and discounts related to the Credit Agreement are amortized as interest expense in accordance with ASC 835-30 over the term of the Credit Agreement.

On November 10, 2014, the Company entered into an amendment to its Credit Agreement dated March 31, 2014, with Opus (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the revolving loan facility was increased from $10.0 million to $30.0 million and the revolving loan maturity date was extended to November 10, 2017. In addition, the Company will no longer be required to make scheduled monthly installment payments of principal under the Term Loan. Rather, the entire principal balance of the Term Loan will be due on March 31, 2017. Under the terms of the Amended Credit Agreement, both the principal amount of the Term Loan and the principal amount outstanding under the Revolving Loan Facility bear interest at a floating rate equal to: (a) if the Company holds more than $30.0 million in cash with Opus, the greater of (i) the prime rate plus 1.50% and (ii) 4.75%; (b) if the Company holds $30.0 million or less but more than $20.0 million in cash with Opus, the greater of (i) the prime rate plus 2.25% and (ii) 5.50%; or (c) if the Company holds $20.0 million or less in cash with Opus, the greater of (i) the prime rate plus 2.75% and (ii) 6.00%. Interest on both facilities continues to be payable monthly. Additionally, the Amended Credit Agreement (i) modifies certain loan covenants applicable to the Company’s stock repurchase plan (see above), (ii) removes from the loan collateral shares of the Company’s capital stock repurchased by the Company and (iii) extends the current tangible net worth covenant by one year. The Company paid .333% of the revolving loan facility as a lender fee in the aggregate amount of $100,000 upon the closing of the Amended Credit Agreement. In addition, the Company paid $75,000 in third party fees related to the debt modification. Under the relevant debt restructuring accounting guidance found in ASC 470, the amendment to the Credit Agreement on November 10, 2014 has been treated as a debt modification. The Opus and third party fees have been allocated to the Revolving Loan Facility as a deferred charge and to the discount on the Term Loan pursuant to ASC Topic 470-50-40 and are being amortized as interest expense over the remaining term of the Amended Credit Agreement. The Company may voluntarily prepay the Term Loan and outstanding amounts under the Revolving Loan Facility, without prepayment charges, and is required to make prepayments of the Term Loan in certain circumstances using the proceeds of asset sales or insurance or condemnation events.

The Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Amended Credit Agreement also provides for customary financial covenants, including a minimum tangible net worth covenant, a maximum senior leverage ratio and a minimum asset coverage ratio. As of December 31, 2014, the Company was in compliance with all financial covenants. In addition, it contains customary events of default that entitle Opus to cause any or all of the Company’s indebtedness under the Amended Credit Agreement to become immediately due and payable. Events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, Opus may terminate its lending commitments and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Amended Credit Agreement to be immediately due and payable. The Company has considered the components of the material adverse change clause of the Amended Credit Agreement and determined the likelihood of default under the existing terms is remote. Accordingly, all amounts outstanding under the Amended Credit Agreement are classified as long-term in the accompanying Consolidated Balance Sheet.

Hercules Debt Facility

On October 30, 2012, the Company entered into the Hercules Debt Facility. The Hercules Debt Facility provided for a term loan in the aggregate principal amount of up to $10.0 million and an additional $10.0 million in loan advances, provided certain financial and other requirements were met as set forth in the Hercules Debt Facility. The initial drawdown of $7.5 million was secured by a Secured Term Promissory Note dated October 30, 2012 (the “Secured Note”). The Company received net proceeds of $6.9 million after incurring $0.6 million in issuance costs related to the Secured Note. The issuance costs were being amortized and included in interest expense in accordance with ASC 835-30 over the term of the loan agreement. The Secured Note’s original maturity date was November 1, 2015 and incurred interest at the greater of (i) the prime rate plus 7.75% and (ii) 11.00%. Interest on the Secured Note was payable monthly beginning on November 1, 2012, and the principal balance was payable in 30 equal monthly installments beginning on May 1, 2013.

In connection with the initial advance, the Company paid a $150,000 facility charge to Hercules, of which 50% would have been credited to the Company if all advances under the Hercules Debt Facility were repaid on but not before maturity. The Company was permitted to prepay outstanding amounts under the Secured Note, subject to certain prepayment charges as set out in the Secured Note. The Company was also required to pay additional fees, consisting of end of term charge and success fees to Hercules in the aggregate of $1,000,000, payable in three equal annual installments beginning on October 30, 2013. The entire amount of these fees would become immediately due and payable if the Company prepaid all of its obligations under the Hercules Debt Facility or if Hercules declared all obligations due and payable after an event of default thereunder. The Company recorded interest expense in its Consolidated Statements of Operations on the Secured Note of $0.4 and $1.5 million during the years ended December 31, 2014 and 2013, respectively.

The Company and Hercules entered into amendments to the Hercules Debt Facility on March 5, 2013, on April 22, 2013 and on August 7, 2013 and paid fees and issued warrants to purchase 99,208 shares of its common stock at an exercise price of $7.10 per share. The Hercules Warrants included a term of five years and contained usual and customary terms. The fair value of the Hercules Warrants was determined to be $0.5 million on the date of issue. The Hercules warrants were classified as equity in accordance with ASC 505 as the warrants, if exercised, would be settled in shares and were within the control of the Company. As of December 31, 2014, the Company issued 49,097 shares of common stock upon the cashless exercise of all of the Hercules Warrants.

All cash and equity consideration exchanged with Hercules for the amendments to the Hercules Debt Facility discussed above were recorded as deferred costs and reported in the Consolidated Balance Sheet as an adjustment to the carrying amount of the secured debt liability. The Hercules Debt Facility amendment fees were amortized as interest expense pursuant to ASC 835-30 over the remaining term of the loan agreement. As discussed above, the Company repaid all outstanding amounts under the Hercules Debt Facility in connection with entering into the Credit Agreement with Opus on March 31, 2014 and recorded $1.6 million in additional interest expense in its Consolidated Statement of Operations. The total amount of $1.6 million in interest expense included $0.9 million related to a write-off of deferred costs, $0.6 million related to a write-off of discounts on the secured note and $0.1 million related to prepayment charges and the forfeiture of a facility charge paid at the inception of the Hercules Debt Facility.

Other Obligations

In connection with its acquisition of payment solution in January 2012, through its majority-owned subsidiary Bluehill ID AG, the Company assumed obligations for certain equipment financing liabilities, a bank loan and a revolving line of credit payable to a bank. As disclosed in Note 2, Discontinued Operations, the Company sold payment solution in December 2013 and all financial liabilities were transferred upon sale of the subsidiary, effective December 19, 2013.  Interest expense related to these financial obligations was included within discontinued operations in the Company’s Consolidated Statement of Operations for 2013.

In connection with its acquisition of Bluehill ID AG, the Company had assumed an obligation for a mortgage loan and a related revolving line of credit payable to a bank. The mortgage loan and the revolving line of credit were related to Multicard Nederland BV, one of the 100%-owned subsidiaries of Bluehill ID AG, and were secured by the land and building to which they relate as well as total inventory, machinery, stock, products and raw materials of the subsidiary. As disclosed above in Note 2, Discontinued Operations, the Company sold Multicard Nederland BV on December 30, 2013 and all loan liabilities were transferred upon sale of the subsidiary. Interest expense related to this mortgage loan and revolving line of credit was included within discontinued operations in the Company’s Consolidated Statement of Operations for 2013.

In connection with its acquisition of FCI Smartag Pte. Ltd. (“Smartag”) in November 2010, the Company issued a debt note with a face value of $2.2 million to FCI Asia Pte. Ltd. The acquisition debt note was fully paid off in May 2013. The debt note carried an interest rate of 6% per year, compounded daily, and was payable within 30 months from the closing date. The Company recorded interest expense on the debt note of $7,000 during the year ended December 31, 2013 in its Consolidated Statement of Operations.

The following table summarizes the timing of repayment obligations for the Company’s financial liabilities for the next five years under the current terms of the Amended Credit Agreement as of December 31, 2014 (in thousands):

	2015	2016	2017	2018	Total
Bank term loan and revolving loan facility	$—	$—	$14,300	$—	$14,300

9. Income Taxes

Loss before income taxes for domestic and non-U.S. continuing operations is as follows:

(In thousands)	2014	2013
Loss from continuing operations before income taxes and noncontrolling interest:
U.S.	$(16,022)	$(23,164)
Foreign	(2,307)	(1,752)
Loss from continuing operations before income taxes and noncontrolling interest	$(18,329)	$(24,916)

The benefit (provision) for income taxes consisted of the following:

	December 31,
(In thousands)	2014	2013
Deferred:
Federal	$—	$111
State	—	—
Foreign	—	9
	$—	$120
Current
Federal	$44	$51
State	56	(57)
Foreign	(195)	(161)
Total current	(95)	(167)
Total benefit (provision) for income taxes	$(95)	$(47)

Significant items making up deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2014	2013
Deferred tax assets:
Allowances not currently deductible for tax purposes	$3,555	$3,617
Net operating loss carryforwards	60,774	55,278
Accrued and other	2,759	2,736
	67,088	61,631
Less valuation allowance	(62,646)	(56,636)
	4,442	4,995
Deferred tax liability:
Depreciation and amortization	(3,525)	(3,954)
Other	(917)	(1,041)
Net deferred tax liability	$—	$—

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2014. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

A valuation allowance of $62.6 million and $56.6 million at December 31, 2014 and December 31, 2013, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired as a result of the acquisition of Hirsch, which are not deductible for tax purposes. Federal and state deferred tax assets cannot be used to offset foreign deferred tax liabilities.

As of December 31, 2014, the Company has net operating loss carryforwards of $73.2 million for federal, $27.0 million for state and $131.6 million for foreign income tax purposes. The Company’s loss carryforwards began to expire in 2015, and will continue to expire through 2033 if not utilized.

The Tax Reform Act of 1986 (the “Reform Act”) limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership. The Company completed its acquisition of Bluehill ID on January 4, 2010, which resulted in a stock ownership change as defined by the Reform Act. This transaction resulted in limitations on the annual utilization of federal and state net operating loss carryforwards. As a result, the Company reevaluated its deferred tax assets available under the Reform Act. The loss carryforward amounts, excluding the valuation allowance, presented above have been adjusted for the limitation resulting from the change in ownership in accordance with the provisions of the Reform Act.

The (benefit) provision for income taxes reconciles to the amount computed by applying the statutory federal tax rate to the loss before income taxes from continuing operation is as follows:

	December 31,
(In thousands)	2014	2013
Income tax expense (benefit) at statutory federal tax rate of 34%	$(6,035)	$(8,402)
Earn-out consideration	1,193	—
State taxes, net of federal benefit	(37)	37
Foreign taxes benefits provided for at rates other than U.S statutory rate	965	747
Change in valuation allowance	3,845	2,871
Goodwill impairment	—	4,974
Permanent differences	492	238
Other	(328)	(418)
Total provision for income taxes	$95	$47

The Company has no present intention of remitting undistributed retained earnings of any of its foreign subsidiaries. Accordingly, the Company has not established a deferred tax liability with respect to undistributed earnings of its foreign subsidiaries.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The determination and presentation of the amount of such temporary differences as of December 31, 2014 and 2013, is not practicable because of complexities of the hypothetical calculation.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or results of operations is as follows:

(In thousands)	2014	2013
Balance at January 1	$2,800	$2,311
Additions based on tax positions related to the current year	319	445
Additions for tax positions of prior years	4	233
Reductions in prior year tax positions	(125)	—
Reductions in prior year tax positions due to completion of audit	—	(153)
Other reductions in prior year tax positions	(112)	(36)
Balance at December 31	$2,886	$2,800

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as disclosed in the above table would materially change in the next 12 months. The reduction to the amount of unrecognized tax benefits during 2014 was primarily due to the expiration of statutes of limitations on tax attributes carried forward for prior years.

As of December 31, 2014 and 2013, the Company recognized liabilities for unrecognized tax benefits of $2.8 million and $2.6 million, respectively, which were accounted for as a decrease to deferred tax assets. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or results of operations for the years 2014 and 2013. Also the subsequent recognition, if any, of these previously unrecognized tax benefits would not affect the effective tax rate. Such recognition would result in adjustments to other tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits, which, if recognized would affect the tax rate is $0.1 million as of December 31, 2014 and 2013.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. During fiscal 2014, the Company recorded a reduction to accrued penalties of $51,000 and a reduction to accrued interest of $7,000 related to the unrecognized tax benefits noted above. As of December 31, 2014, the Company has recognized a total liability for penalties of $15,000 and interest of $21,000. During fiscal 2013, the Company recorded a reduction to accrued penalties of $7,000 and a reduction to accrued interest of $6,000 related to the unrecognized tax benefits noted above. As of December 31, 2013, the Company has recognized a total liability for penalties of $65,000 and interest of $28,000.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company generally is no longer subject to tax examinations for years prior to 2010. However, if loss carryforwards of tax years prior to 2010 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

10. Segment Reporting and Geographic Information

ASC Topic 280, Segment Reporting (“ASC 280”) establishes standards for the reporting by public business enterprises of information about operating segments, products and services and by geographic areas. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available to its chief operating decision makers (“CODM”). The Company’s CODM are considered to be its CEO and CFO.

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

The CODM reviews financial information and business performance for each operating segment. The Company evaluates the performance of its operating segments at the revenue and gross profit levels. The Company does not report total assets, capital expenditures or operating expenses by operating segment as such information is not used by the CODM for purposes of assessing performance or allocating resources or has not been accounted for at the segment level.

Net revenue and gross profit information by segment for the years ended December 31, 2014 and 2013 are as follows (in thousands):

	Year Ended December 31,
	2014	2013
Premises:
Net revenue	$19,033	$19,729
Gross profit	11,358	12,280
Gross profit margin	60%	62%
Identity:
Net revenue	17,045	20,167
Gross profit	8,232	8,157
Gross profit margin	48%	40%
Credentials:
Net revenue	41,565	30,273
Gross profit	11,898	10,988
Gross profit margin	29%	36%
All Other:
Net revenue	3,606	4,115
Gross profit	1,968	1,971
Gross profit margin	55%	48%
Total:
Net revenue	81,249	74,284
Gross profit	33,456	33,396
Gross profit margin	41%	45%
Operating expenses:
Research and development	6,902	6,277
Selling and marketing	20,635	18,907
General and administrative	12,751	14,149
Earn-out consideration	3,510	—
Impairment of goodwill	—	15,572
Impairment of long-lived assets	—	178
Restructuring and severance	3,098	1,770
Total operating expenses:	46,896	56,853
Loss from operations	(13,440)	(23,457)
Non-operating income (expense):
Interest expense, net	(3,619)	(2,169)
Foreign currency loss (gain), net	(1,270)	710
Loss from continuing operations before income taxes and noncontrolling interest	$(18,329)	$(24,916)

Geographic revenue is based on customer’s ship-to location. Information regarding revenue by geographic region is as follows (in thousands):

	Year Ended December 31,
	2014	2013

Americas
United States	$51,318	$40,118
Other	4	484
Total Americas	51,322	40,602
Europe and the Middle East	15,835	20,638
Asia-Pacific	14,092	13,044
Total	$81,249	$74,284
Revenues
Americas	63%	55%
Europe and the Middle East	20%	28%
Asia-Pacific	17%	17%
Total	100%	100%

Long-lived assets by geographic location as of December 31, 2014 and 2013 are as follows (in thousands):

	December 31,	December 31,
	2014	2013
Property and equipment, net:
Americas
United States	$2,134	$1,693
Other	—	1
Total Americas	2,134	1,694
Europe and the Middle East
Germany	1,252	1,839
Total Europe and the Middle East	1,252	1,839
Asia-Pacific
Singapore	1,867	2,258
Other	58	97
Total Asia-Pacific	1,925	2,355
Total property and equipment, net	$5,311	$5,888

The Company’s net revenues are represented by the following product categories as of December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013

Tags and transponders	$34,659	$25,330
Logical and physical access control readers	21,084	21,852
Controller panels	9,215	11,532
Access cards and provisioning	7,413	5,988
Third party access control products	2,097	1,950
Other	6,781	7,632
Total	$81,249	$74,284

11. Defined Benefit Plans

The Company assumed sponsorship of statutory pension plans in certain companies operating in Switzerland as part of the BlueHill ID acquisition on January 4, 2010 and the polyright SA acquisition on July 18, 2011. These pension plans were maintained by private insurance companies, and in accordance with Swiss law, the plans functioned as defined contribution plans whereby employee and employer contributions were defined based upon a percentage of an individual’s salary and the age of the employee using a minimum guaranteed interest rate, defined by the Swiss Federal Council which was reviewed every two years. Under U.S. GAAP, these plans are treated as defined benefit plans. The Company measured the defined benefit plan assets and obligations in accordance with ASC 715. As stated in Note 2, Discontinued Operations, the Company sold the Swiss entities which had these pension plans during the fourth quarter of 2013. As a result, all the pension plan assets and obligations were transferred with the sale of these entities to the buyer.

The net periodic pension cost (income) for the Company’s pension plans includes the following components for the year ended December 31, 2013:

(in thousands)
Service cost	$331
Interest cost	89
Expected return on plan assets	(62)
Amortization of prior service costs	23
Amortization of transition obligation	54
Net periodic pension cost	435
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Prior service costs arising during the period	110
Current year actuarial gain	(55)
Amortization of prior service costs	(23)
Amortization of transition obligation	(54)
Total gain recognized in other comprehensive loss	(22)
Total recognized in net periodic pension cost and other comprehensive loss	$413

The funded status and the amounts recognized in the Consolidated Balance Sheet as of December 31, 2013 for the Company’s pension plans were as follows:

(In thousands)
Change in benefit obligation:
Projected benefit obligation at beginning of year	$4,927
Service cost	331
Interest cost	89
Actuarial gain	(15)
Employee contribution	182
Prior service cost	110
Benefits paid	(19)
Divestures	(5,605)
Projected benefit obligation at end of year	$—
Change in plan assets:
Fair value of plan assets at beginning of year	$3,474
Actual return on plan assets	150
Employee contribution	182
Employer contribution	201
Divestures	(3,988)
Benefits paid	(19)
Fair value of plan assets at end of year	$—
Funded status, end of year:
Fair value of plan assets	$—
Benefit obligations	—
Funded status at end of year	$—
Amounts recognized in the balance sheet:
Current liability	—
Noncurrent liability	—
Amount recognized at end of year	$—
Changes in accumulated other comprehensive loss:
Accumulated other comprehensive loss at beginning of year	$232
Net amount recognized in other comprehensive loss	(22)
Divestures	(208)
Foreign exchange impact	(2)
Accumulated other comprehensive loss at end of year	$—
Accumulated benefit obligation at end of year	$—

The changes in accrued benefit asset/(liability) balances in the Consolidated Balance Sheet during 2013 are as follows:

(In thousands)
Accrued benefit liability at January 1, 2013	$(1,453)
Employer contributions made during the year	201
Net periodic benefit cost for the year	(435)
Divestures	1,665
Net decrease in accumulated other comprehensive loss	22
Accrued benefit asset (liability) at December 31, 2013	$—

Assumptions used in accounting for the Company’s pension plans for the year ended December 31, 2013 are as follows:

Weighted average assumptions used to determine benefit obligations:
Measurement date	12/31/2013
Discount rate	1.95%
Rate of compensation increase	1.50%
Weighted average assumptions used to determine net (income) cost:
Measurement date	12/31/2013
Discount rate	1.95%
Expected return on plan assets	1.95%
Rate of compensation increase	1.50%

12. Restructuring and Severance

During the third and fourth quarters of 2013, there was a change of the Company’s CEO and CFO, and as part of management’s efforts to simplify business operations, certain non-core functions were eliminated. As a result, the Company recorded $1.8 million in restructuring and severance costs in its Consolidated Statement of Operations for the year ended December 31, 2013, primarily related to severance paid or accrued for our former CEO and CFO as well as other employees. The balance of the accrued restructuring payable liability at December 31, 2013 was $1.1 million, which included $0.9 million in current liabilities and $0.2 million in other long-term liabilities.

During the year ended December 31, 2014, certain employees were terminated as part of management’s efforts to simplify business operations and facilities were closed or are scheduled to close. As a result, the Company recorded $3.1 million in restructuring and severance costs, lease termination costs, stock award modification charges and other closure related costs in its Consolidated Statement of Operations for the year ended December 31, 2014. In addition, the Company recorded an additional $0.4 million in severance costs during the year ended December 31, 2014 in general and administrative expenses related to executive position resignations and eliminations in conjunction with recent corporate restructuring and cost reduction activities.

All unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the Consolidated Balance Sheet at December 31, 2014. Restructuring and severance presented in the table below included current and long-term balances at December 31, 2013. Restructuring and severance activities during the year ended December 31, 2014 were as follows (in thousands):

Restructuring
and Severance
Balance at December 31, 2013	$1,149
Restructuring expense incurred for the year ended December 31, 2014	3,098
Other cost reduction activities for the year ended December 31, 2014	369
Payments and non-cash item adjustment for the year ended December 31, 2014	(3,239)
Balance at December 31, 2014	$1,377

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

14. Commitments and Contingencies

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of December 31, 2014 expire at various dates during the next four years.

The Company recognized rent expense of $1.6 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively, in its Consolidated Statements of Operations.

The following table summarizes the Company’s principal contractual commitments as of December 31, 2014 (in thousands):

	Operating Leases	Purchase Commitments	Other Contractual Commitments	Total
2015	$1,608	$4,496	$81	$6,185
2016	1,357	3,923	334	5,614
2017	1,025	—	1	1,026
2018	403	—	1	404
2019	—	—	—	—
Thereafter	—	—	—	—
	$4,393	$8,419	$417	$13,229

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

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

15. Related Party Transaction

As discussed in Note 3, Fair Value Measurements, the Company recorded an earn-out obligation of $3.51 million as of December 31, 2014 related to the SPA (as defined in Note 3). The SPA provided for further consideration to be paid to the Selling Shareholders for each of the years or part years ended December 31, 2011, 2012, 2013 and 2014 based on the achievement of specific financial and sales performance targets, with the measurement of those achievements to be determined based on the financial records of idOnDemand. However, since the idOnDemand product group has been fully integrated into the Company since the acquisition and, as such, it was impractical to derive the discrete financial records of the related product group, the Company decided to engage a third party independent valuation firm to assist in the validation of the Earn-out Consideration liability as of December 31, 2014. The valuation was based on a calculation of the Company’s internal sales performance data as well as consideration of comparable companies’ metrics and data. The Board of Directors of the Company considered this valuation, among other factors, and approved the Earn-out Consideration liability for the period ended December 31, 2014.

As outlined in the SPA, certain of the Selling Shareholders include the Company’s CEO and CFO. The Earn-out Consideration will be settled through the issuance of the Company’s common stock within 60 days from the release of annual results. Accordingly, the $3.51 million Earn-out Consideration will be distributed to the Selling Shareholders in proportion to their former shareholdings, which include approximately 87% held by our CEO and 0.3% held by our CFO. Company common shares issued will have a lock-up period of 12 months from date of issue.

16. Subsequent Event

On February 10, 2015, the Company issued 95,000 shares of common stock in exchange for 2,226,666 shares of Bluehill ID AG not previously tendered in our acquisition of Bluehill ID AG in January 2010.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2014, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2014.  Our management, including our CEO and CFO, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States, or U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and or directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual consolidated financial statements.

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

Our management, including our CEO and CFO, assessed our internal control over financial reporting as of December 31, 2014. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 1992.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

As previously reported in Part II, Item 9A. “Controls and Procedures” of our Annual Reports on Form 10-K for the years ended December 31, 2013 and 2012, we identified a material weakness in our internal control over financial reporting as of December 31, 2013 and 2012, which arose due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP. Specifically, this material weakness resulted from insufficient review and oversight involving the recording of complex and non-routine transactions due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP. This material weakness created a situation where a reasonable possibility that a material error related to complex and non-routine transactions could occur in our financial statements and not be prevented or detected in a timely manner.

In response to this material weakness, we developed remediation plans to address the material weakness. However, because of the reorganization of and changes to our management team initiated at the end of 2013, the move of our executive headquarters to Fremont, California and the timing of the transition of our accounting and finance function from Ismaning, Germany to Santa Ana, California, mentioned elsewhere in this Form 10-K, certain remedial actions were delayed and the prior material weakness had not been fully remediated. During 2014, we completed the transition of our accounting and finance function to California and added personnel with experience and training in U.S. GAAP. Additionally, as part of our reorganizational changes, we streamlined our reporting processes and simplified our operational structure to create additional efficiencies.

The Company has completed the implementation of remediation measures to address the material weakness described above and, as of December 31, 2014, has concluded that the remediation activities implemented are sufficient to allow us to conclude that the previously disclosed material weakness has been remediated as of December 31, 2014.

In addition, under the direction of the Audit Committee of the Board, our management will continue to review the overall design of our internal control environment, and make changes to policies and procedures to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than the items noted above, we have made no changes to our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors and officers will be set forth under the captions “Business Experience of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2015 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” that will be set forth in our Proxy Statement. The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. The information required by this item concerning the Audit Committee of our Board of Directors is incorporated by reference to the section captioned “Board Meetings and Committees” in our Proxy Statement.

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

(a) The following documents are filed as a part of this report:

1. Financial Statements: Consolidated Financial Statements filed as part of this report are listed under Item 8. Financial Statements and Supplementary Data
2. Financial Statement Schedules: None
3. Exhibits: The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report

3. Exhibits

Exhibit Number	Description of Document
2.1

Underwriting Agreement dated September 11, 2014 between Identiv, Inc. and Cowen and Company, LLC. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on September 11, 2014. (SEC File No.000-29440).)

2.2

Agreement and Plan of Merger among SCM Microsystems, Inc., Deer Acquisition, Inc., Hart Acquisition LLC and Hirsch Electronics Corporation dated as of December 10, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 11, 2008 (SEC File No.000-29440).)

2.3

Business Combination Agreement, dated September 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on September 21, 2009 (SEC File No. 000-29440).)

2.4

Amendment to Business Combination Agreement, dated October 20, 2009, between SCM Microsystems, Inc. and Bluehill ID AG. (Filed previously within Annex A of the Company’s Registration Statement on Form S-4/A, filed on November 10, 2009 (SEC File No. 333-162618).)

2.5

Share Purchase Agreement between SCM Microsystems, Inc. d/b/a/ Identive Group, Dr. George Levy, Mr. Matt McDaniel, GL Investments, LLC, Mr. Hugo Garcia, Mr. Stan Kenney and RockWest Technology Group LLC dated March 30, 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 31, 2010 (SEC File No. 000-29440).)

2.6

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

3.7

Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 23, 2014.) (SEC File No.000-29440).)

4.1

Specimen Registrant’s Common Stock Certificate. (Filed previously as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 16, 2010 (SEC File No. 000-29440).)

4.2	Form of Warrant issued in connection with Private Placement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (SEC File No. 000-29440).)
4.3	Form of Subscription Agreement for Private Placement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 14, 2013 (SEC File No. 000-29940).)
4.4	Form of Warrant issued in connection with Private Placement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 14, 2013 (SEC File No. 000-29440).)

Exhibit Number	Description of Document
4.5

Registration Rights Agreement between Identive Group, Inc. and Opus Bank dated March 31, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 4, 2014. (SEC File No. 000-29440).)

4.6

Warrant issued to Opus Bank, dated March 31, 2014. (Filed previously as an exhibit to the Company’s Registration Statement on Form S-3 (Registration Number 333-195931), filed on May 13, 2014. (SEC File No. 000-29440).)

10.1*	Form of Director and Officer Indemnification Agreement. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 25, 2009 (SEC File No.000-29440).)
10.2	Stockholder Agreement, dated December 10, 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 4, 2009 (SEC File No. 000-29440).)
10.3	Settlement Agreement, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 9, 2009 (SEC File No. 000-29440).)
10.4	Amended and Restated 1994 Settlement Agreement, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on May 4, 2009 (SEC File No. 000-29440).)
10.5	Limited Guarantee, dated April 8, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 9, 2009 (see SEC File No. 000-29440).)
10.6*

Employment Agreement by and between Ayman S. Ashour and Bluehill ID Services AG, dated December 1, 2009. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on January 4, 2010 (SEC File No. 000-29440).)

10.7*

Amendment to Employment Agreement between Identive Services AG and Ayman S. Ashour dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.8*

Amendment to Employment Agreement between Bluehill ID Services AG and Ayman S. Ashour dated September 27, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed October 2, 2012 (SEC File No. 000-29440).)

10.9 *

Amendment No. 3 to Employment Agreement between Identive Services AG and Ayman S. Ashour dated September 1, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed September 3, 2013 (SEC File No. 000-29440).)

10.10*

Amendment to Employment Agreement between Identive Group, Inc. and Joseph Tassone dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.11	Form of Subscription Agreement November 2010. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 15, 2010 (SEC File No. 000-29440).)
10.12*	2011 Incentive Compensation Plan, as amended. (Incorporated by reference to Annex B of the Company’s Definitive Proxy Statement filed April 28, 2014 (SEC File No. 000-29440).)
10.13*	2011 Employee Stock Purchase Plan. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on June 7, 2011 (SEC File No. 000-29440).)
10.14*

Employment Agreement between Identive Group, Inc. and Lawrence Midland dated March 18, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed March 19, 2014 (SEC File No. 000-29440).)

10.15*

Amendment No. 1 to Employment Agreement dated March 18, 2014, between Identiv, Inc. and Lawrence Midland, dated July 31, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 4, 2014 (SEC File No. 000-29440).)

10.16

Form of Share Exchange Agreement, dated January 30, 2012, between Bluehill ID AG and each selling shareholder (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed February 3, 2012 (SEC File No. 000-29440).)

10.17*

Amended and Restated Employment Agreement, dated February 16, 2012, by and between Identive Group, Inc. and Dr. Manfred Mueller. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed February 21, 2012 (SEC File No. 000-29440).)

Exhibit Number	Description of Document
10.18*

Amendment to Amended and Restated Employment Agreement between Identive Group, Inc. and Manfred Mueller dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.19*

Second Amendment to Amended and Restated Employment Agreement between Identive Group, Inc. and Manfred Mueller dated March 18, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed March 19, 2014 (SEC File No. 000-29440).

10.20*

Executive Employment Agreement between Identive Group, Inc. and Jason Hart dated March 13, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed March 19, 2014 (SEC File No. 000-29440).)

10.21*

Executive Employment Agreement between Identive Group, Inc. and David Wear dated May 3, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed May 3, 2012 (SEC File No. 000-29440).)

10.22*

Amendment to Executive Employment Agreement between Identive Group, Inc. and David Wear dated May 31, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed June 1, 2012 (SEC File No. 000-29440).)

10.23*

Second Amendment to Executive Employment Agreement between Identive Group, Inc. and David Wear dated December 20, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed December 27, 2013 (SEC File No. 000-29440).)

10.24*

Executive Employment Agreement between Identive Group, Inc. and Brian Nelson dated December 20, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed December 27, 2013 (SEC File No. 000-29440).)

10.25

Loan and Security Agreement entered between Identive Group, Inc. and Hercules Technology Growth Capital, Inc. dated October 30, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed November 1, 2012 (SEC File No. 000-29440).)

10.26	Secured Term Promissory Note dated October 30, 2012. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed November 1, 2012 (SEC File No. 000-29440).)
10.27	First Amendment to Loan and Security Agreement dated March 5, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on March 7, 2013 (SEC File No. 000-29940).)
10.28	Second Amendment to Loan and Security Agreement dated April 22, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 23, 2013 (SEC File No. 000-29940).)
10.29	Third Amendment to Loan and Security Agreement dated August 7, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 7, 2013 (SEC File No. 000-29940).)
10.30

Warrant Agreement to Purchase Shares of Common Stock of Identive Group, Inc. dated August 7, 2013. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on August 7, 2013 (SEC File No. 000-29940).)

10.31

Purchase Agreement dated as of April 16, 2013, between Identive Group, Inc. and Lincoln Park Capital Fund, LLC. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 16, 2013 (SEC File No. 000-29940).)

10.32

Share Purchase Agreement December 10, 2013 between Bluehill ID AG, Identive Services AG and Sandpiper Assets SA regarding the sale and purchase of shares of and loans provided to Multicard AG. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 26, 2013 (SEC File No. 000-29940).)

10.33

Share Purchase Agreement December 10, 2013 between Bluehill ID AG and Sandpiper Assets SA regarding the sale and purchase of shares of and loans provided to Payment Solution AG. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 26, 2013 (SEC File No. 000-29940).)

10.34

Share Purchase Agreement December 10, 2013 between Bluehill ID AG and Sandpiper Assets SA regarding the sale and purchase of shares and loans of Multicard Nederland BV. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on December 26, 2013 (SEC File No. 000-29940).)

Exhibit Number	Description of Document
10.35

Credit Agreement between Identive Group, Inc. and Opus Bank dated March 31, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 4, 2014. (SEC File No. 000-29940).)

10.36

First Amendment to Credit Agreement and Ratification between Identiv, Inc. and Opus Bank dated November 10, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on November 12, 2014 (SEC File No. 000-29940).).

14.1	Code of Conduct and Ethics revised October 2008. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on October 28, 2008 (SEC File No.000-29440).)
16.1

Letter from Ernst & Young GmbH Wirtschaftspruefungsgesellschaft to the Securities and Exchange Commission dated April 11, 2014. (Filed previously as an exhibit to the Company’s Current Report on Form 8-K, filed on April 11, 2014.) (SEC File No.000-29440).)

21.1+	Subsidiaries of the Registrant.
23.1+	Consent of Independent Registered Public Accounting Firm
23.2+	Consent of Independent Registered Public Accounting Firm
31.1+	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2+	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management compensatory arrangement.
+	Furnished herewith and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
IDENTIV, INC.

By:	/s/ JASON HART
Jason Hart
Chief Executive Officer and Director

March 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ JASON HART Jason Hart	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2015
/s/ Brian Nelson Brian Nelson	Chief Financial Officer and Secretary (Principal Financial Officer)	March 23, 2015
/s/ STEVEN HUMPHREYS Steven Humphreys	Chairman of the Board and Director	March 23, 2015
/s/ SADDALLAH M. ALAZEM Saddallah M. Alazem	Director	March 23, 2015
/s/ Gary Kremen Gary Kremen	Director	March 23, 2015
/s/ JAMES E. OUSLEY James E. Ousley	Director	March 23, 2015
/s/ DANIEL S. WENZEL Daniel S. Wenzel	Director	March 23, 2015