Form 10-K/A
period 2014-12-31
Identiv, Inc.
filed 2015-12-18
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NUMBER 0-29440

IDENTIV, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0444317
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

2201 Walnut Avenue, Suite 310, Fremont, California	94538
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:

(949) 250-8888

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value, and associated Preferred Share Purchase Rights

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2014, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $74,622,040.

At December 1, 2015, the registrant had outstanding 10,746,911 shares of Common Stock, excluding 617,874 shares held in treasury.

Identiv, Inc.

Form 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2014

EXPLANATORY NOTE

Identiv, Inc. is filing this Amendment No. 1, or the Amended Report, to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission, or the SEC, on March 23, 2015, or the Original Report, in order to add certain information required by the following items of Form 10-K:

Item	Description
ITEM 10.	Directors, Executive Officers and Corporate Governance

ITEM 11.	Executive Compensation

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

ITEM 14.	Principal Accountant Fees and Services

We hereby amend Items 10, 11, 12, 13 and 14 of Part III of the Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in the Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

All references to the “Company, “we”, “us”, or “our” mean Identiv, Inc.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following provides the names, ages (as of December 1, 2015) and description of the backgrounds of our directors and executive officers.

Saddallah M. Alazem, 42, has served as a director of the Company since July 2013 and currently serves as Chairman of the Compensation Committee and as a member of the Audit Committee and previously served on the Strategic Committee of the Board of Directors. Mr. Alazem is president of Alazem for Financial Consulting, which he co-founded in 2007 in Saudi Arabia to provide public and private company clients with financial advisory services. From 2000 to 2007, he was an investment officer with Global Financial Markets, International Finance Corporation (IFC) of the World Bank Group in Washington, DC. Mr. Alazem has served as an independent member of the board of directors of Al-Khabeer Capital Bank in Saudi Arabia since 2010 and in Bahrain since 2012, and also serves as a member of the Nomination and Remuneration Committee and the Audit Committee. Since 2008 he also has served as a non-executive member of the board of directors of Mountain Partners AG in Switzerland. Mr. Alazem holds a BS in Industrial Engineering from King Saud University in Riyadh, Saudi Arabia and an MBA in International Management from Thunderbird School of Global Management in Phoenix, Arizona. Mr. Alazem brings to the Board of Directors and the Company his significant financial and business expertise in international markets encompassing areas such as operational efficiencies, process and productivity improvement, business continuity strategies, financial analysis and general corporate finance as well as debt and equity capital fundraising.

Steven Finney, 55, has served as the Company’s Interim Chief Financial Officer since November 18, 2015, and as Vice President of Finance since February 2013. Prior to joining Identiv, Mr. Finney had been the Vice President of Finance, Northeast Region, for Thyssenkrupp Elevator, a German materials and technology conglomerate since 2011. From 2004 through 2011, Mr. Finney served in a variety of financial roles at ASSA ABLOY AB, a publicly listed Swedish security industry conglomerate, including division Chief Financial Officer. Mr. Finney is a chartered accountant in the United Kingdom. Mr. Finney holds a B.A. degree, with honors, from the University of Sheffield in Accounting and Financial Management.

Jason Hart, 45, has served as our President since July 31, 2014, and as a director of the Company since September 2013. From September 2013 until September 9, 2015, Mr. Hart also served as our Chief Executive Officer, (“CEO”). He previously served as Executive Vice President, Identity Management & Cloud Solutions and CEO of our idOnDemand subsidiary. From November 2007 until its acquisition by the Company in May 2011, Mr. Hart was CEO of idOnDemand, Inc., a pioneering provider of smart card-based identity solutions via the cloud, which he co-founded. From February 2007 to November 2007 he served as CEO and director of ActivIdentity (formerly ActivCard), a provider of identity assurance and strong authentication solutions, where he earlier served as Senior Vice President Sales, Marketing, Professional Services and Product Management. Prior to this, Mr. Hart was the founder and CEO of Protocom Development Systems Inc., an identity management software security business that was acquired by ActivCard in 2005. In 2003, Mr. Hart was recognized by Deloitte & Touche for his software export achievements. In 2002, he was recognized by Ernst & Young as the Australian Young Entrepreneur of the Year and was a member of the judging panel in 2005, 2006 and 2007. Mr. Hart’s significant experience in the security technology industry, track record of innovation and growth and intimate knowledge of the technologies and markets of the Company bring to the Board of Directors strategic vision and leadership and in the industries and market opportunities in which the Company is engaged. Mr. Hart brings significant experience in the security technology industry, track record of innovation and growth and intimate knowledge of the technologies and markets of the Company to our Board, as well as a strategic vision and leadership in the industries and market opportunities in which the Company is engaged.

Steven Humphreys, 54, has served as our Chief Executive Officer since September 9, 2015, and a director of the Company since July 1996. Mr. Humphreys previously served as Chairman of the Board from September 2013 until September 9, 2015, and previously served as a member of the Audit and Nominating Committees and the Strategic Committee of the Board of Directors. Previously, he also served as Lead Director from May 2010 until April 2013 and as Chairman of the Board of Directors from April 2000 to March 2007 and from July 1996 to December 1996. Mr. Humphreys also served as President of the Company from July 1996 to December 1996 and as President and Chief

Executive Officer from December 1996 to April 2000. From November 2011 to December 2014, Mr. Humphreys has served as chief executive officer of Flywheel Software, Inc., a privately-held location-based mobile solutions company. From October 2008 until its acquisition by SMSC in February 2010, Mr. Humphreys served as Chief Executive Officer and President of Kleer Corporation, a maker of wire audio technology. From October 2001 to October 2003, he served as Chairman of the Board and Chief Executive Officer of ActivCard Corporation (now ActivIdentity), a publicly-listed company until December 2010 and a provider of digital identity solutions, for which he also served as a director from March 2008 until December 2010. Previously, Mr. Humphreys was President of Caere Corporation, an optical character recognition software and systems company. Prior to Caere, he spent ten years with General Electric Company in a variety of positions. Currently, Mr. Humphreys also serves as a director of Flywheel Software and of Giraff Technologies AB, a communications robotics device company. Additionally he serves on the board of Summit Preparatory Charter High School in northern California. Mr. Humphreys holds a B.S. degree from Yale University and M.S. and M.B.A. degrees from Stanford University. Mr. Humphreys brings to the Board of Directors and the Company his many years’ experience as an executive officer of technology companies and his involvement with emerging consumer technologies, as well as his knowledge of the U.S. investment markets.

Gary Kremen, 52, has served as a director of the Company since February 2014. Mr. Kremen is a serial entrepreneur and has been an investor in over 100 private technology companies, private equity funds and venture capital funds. Companies he has founded include Match.com, the leading dating website and Clean Power Finance, a leading white-label residential solar finance company backed by Google Ventures, Kleiner Perkins, Claremont Creek Ventures and several large utilities. Mr. Kremen is credited as the primary inventor on a 1995-filed patent for dynamic web pages and has earned four other patents. He holds Bachelor of Science degrees in Electrical Engineering and Computer Science from Northwestern University, as well as an MBA from the Stanford University Graduate School of Business. Currently, Mr. Kremen is a principal or managing partner with private companies including CapGain Solutions and serves on the board of several entities, including CrowdFlower, the Santa Clara Valley Water District, The California Clean Energy Jobs Act Citizens Oversight Board and the UC Merced Foundation. Mr. Kremen brings to the Board of Directors and the Company his significant experience as a technology entrepreneur, his expertise with Internet, mobile and cloud technologies and his connections to the investment community in Silicon Valley, all of which are relevant to the Company’s strategy to deliver trust solutions for the connected world.

James Ousley, 69, has served as the Chairman of the Board since September 9, 2015, as a director of the Company since July 2014 and currently serves as chairman of the Audit Committee. James “Jim” Ousley has more than 40 years of experience leading global technology and telecommunications organizations. On July 1, 2014, he joined CVC Growth Capital as senior operating managing partner. Previously, he served as the chief executive officer at Savvis, Inc. from March 2010 to April 2013. Savvis was acquired by CenturyLink, where he served as chief executive officer of Savvis and president of enterprise markets group, which is now CenturyLink Technology Solutions, a global leader in cloud and managed solutions. Prior to Savvis, Mr. Ousley served as president and chief executive officer of Vytek Wireless, Inc., which was acquired by Calamp, Inc.; president and chairman of Syntegra (USA), a division of British Telecommunications Plc.; and president and chief executive officer of Control Data Systems, which was acquired by British Telecommunications. Mr. Ousley has also held various executive management positions with Control Data Corporation. Mr. Ousley currently serves on the board of directors of Icelero, Inc., Integra, Inc., Datalink, Inc., and Pacnet, Inc., and previously served on the board of directors of Savvis, Inc., ActivIdentity Corporation, Control Data Systems, Inc., Peak10, Bell Microproducts, Inc., and other technology and network companies. Mr. Ousley brings many years’ experience as an executive officer of technology companies and significant knowledge of global technology and telecommunications organizations, as well as knowledge of cloud based technology solutions, to our Board.

Daniel S. Wenzel, 38, has served as a director of the Company since January 2010 and currently he serves as chairman of the Nominating Committee and as a member of the Audit and Compensation Committee. He was appointed to the Board of Directors following the completion of the Company’s business combination with Bluehill ID AG (“Bluehill ID”). He is a founding partner of Bluehill ID and previously served on the board of directors of Bluehill ID since the company’s founding in March 2007. Mr. Wenzel has served since September 2005 as a delegate and member of the board of Mountain Partners AG, a German-Swiss investment group that he co-founded in September 2005 and for which he is responsible for strategic direction and expansion. Mountain Partners AG currently is one of the largest stockholders of the Company. Previously, Mr. Wenzel was Chief of Staff responsible for all strategy projects and merger and acquisition transactions and financing at ACG AG from 2001 to September 2005, during which time he successfully achieved the spin-off and sale of a significant division of the technology group. Prior to this, he worked with Dresdner Bank Latin America in 1998, BNP Paribas in 1999 and Bain & Company in 2000. Mr. Wenzel completed his studies at the WHU, Otto Beisheim Graduate School of Business Management, the Helsinki School of Economics, Finland and the

Universidad Adolfo Ibañez, Chile, where he obtained a master’s degree (Diplom-Kaufmann) in business administration. Mr. Wenzel brings to the Board of Directors and the Company his experience as an investment professional and his significant knowledge of the capital markets and global technology trends.

To our knowledge, there are no family relationships between any of our directors and any other of our directors or executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than ten percent of a registered class of our equity securities (“10% stockholders”), to file reports on Forms 4 and 5 reflecting transactions affecting their beneficial ownership of our equity securities with the SEC and with the National Association of Securities Dealers. Such officers, directors and 10% stockholders are also required by the SEC’s rules and regulations to provide us with copies of all such reports on Forms 4 and 5 that they file under Section 16(a) of the Exchange Act.

Based solely on our review of copies of such reports on Forms 4 and 5 received by us, and on written representations from our officers, directors and the 10% stockholders known to us, we believe that, during the period from January 1, 2014 to December 31, 2014, our executive officers, directors and the 10% stockholders known to us filed all required reports under Section 16(a) of the Exchange Act on a timely basis, except that, due to administrative error 20 reports, consisting of, 1) annual grants for all non-employee directors, 2) quarterly grants of options and shares of Common Stock received in lieu of cash for non-employee directors, and 3) the initial statement of beneficial ownership and initial option grant for Brian Nelson were late filed.

CORPORATE GOVERNANCE

The Company and our Board of Directors regularly review and evaluate the Company’s corporate governance practices. The Company’s corporate governance documents are posted on the investor relations page of our website at www.identiv.com.

Code of Conduct and Ethics

The Board of Directors has adopted a Code of Conduct and Ethics for all of our employees, including our CEO, Chief Financial Officer (“CFO”), any other principal accounting officer and for the members of our Board of Directors. Our Code of Conduct and Ethics is posted on the Corporate Governance page within the Investor Relations section of our website, at www.identiv.com. The Board of Directors may amend the Code of Conduct and Ethics at any time and has the sole authority to approve any waiver of the Code of Conduct and Ethics relating to the activities of any of our senior financial officers, other executive officers and directors.

Audit Committee

The Audit Committee of our Board of Directors, established in accordance with Section 3(a)(58)(A) of the Exchange Act, assists our Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of our financial reporting processes, system of internal control, our process for monitoring compliance with laws and regulations, our audit process and standards of business conduct. As of December 1, 2015, the Audit Committee consists of Messrs. Alazem, Kremen and Ousley, and Mr. Ousley serves as Chairman. The Audit Committee held six meetings during 2014.

Our Board of Directors has determined that each member of the Audit Committee is an “independent director” within the rules of the NASDAQ Stock Market and the requirements set forth in Rule 10A-3(b)(1) of the Exchange Act. Our Board of Directors has further determined that Jim Ousley is an “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. Our “Named Executive Officers” during 2014 were:

•	Jason Hart, President, Chief Executive Officer, President and Director

•	Brian Nelson, Chief Financial Officer and Secretary

•	Lawrence W. Midland, Former President

•	Dr. Manfred Mueller, Executive Vice President and former COO

Executive Compensation Program Elements

Base Salary. Base salary provides fixed compensation based on competitive local market practice and is intended to acknowledge and reward core competence of our executives relative to their skills, experience and contributions to the Company. Base salaries for executives generally are reviewed annually, and more frequently when there are any changes in responsibilities or market conditions.

Bonus. The objective of the bonus plan is to provide for incentive awards to executives based on the achievement of corporate performance goals. Executives and other key employees of the Company are eligible to receive cash and equity-based awards subject to the achievement of certain performance criteria determined by the Compensation Committee, as measured at the end of a specified performance period of 12 months or longer.

Benefits and Perquisites. We provide all our employees with standard benefits for health and life insurance. To the extent we have executive officers in Europe, we make payments to government-mandated pension programs, to government-managed or private health insurance programs, and in some cases for unemployment insurance, as mandated under the employment laws of Germany. Additionally, we provide certain of our Named Executive Officers with either a company car or a comparable car allowance.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary		Bonus (5)	Stock Awards (6)		Option Awards (11)		Non-Equity Incentive Plan Compensation	All Other Compensation		Total
		$		$	$		$		$	$		$
Jason Hart	2014	350,000		150,000	3,148,500	(7)	—		—	114,872	(16)	3,763,372
President, Chief Executive Officer, President and Director	2013	250,000	(1)	—	—		—		—	13,203	(16)	263,203
Brian Nelson	2014	295,000	(2)	95,000	710,450	(8)	632,060	(12)	—	22,267	(17)	1,754,777
Chief Financial Officer and Secretary	2013	9,077		—	—		178,750	(13)	—	—		187,827
Lawrence W. Midland	2014	116,667	(3)	—	432,646	(9)	359,314	(14)	—	263,144	(18)	1,171,771
Former President	2013	120,000		—	—		—		—	4,545	(18)	124,545
Dr. Manfred Mueller	2014	268,218	(4)	—	327,900	(10)	297,440	(15)	—	40,587	(19)	934,145
Executive Vice President and former COO (21)	2013	264,486	(4)	—	—		—		—	38,290	(20)	302,776

Salary

(1)	Reflects an annual salary for Mr. Hart of $250,000 in 2013. Mr. Hart was appointed Identiv’s Chief Executive Officer on September 3, 2013.
(2)	Reflects an annual salary for Mr. Nelson of $295,000 beginning December 20, 2013, the date on which Mr. Nelson joined Identiv as our Chief Financial Officer.
(3)	Reflects an annual salary for Mr. Midland of $200,000 from January 1 to July 31, 2014, the date of Mr. Midland’s resignation as President.
(4)	Reflects an annual salary for Dr. Mueller of EUR 200,000 in 2014 and 2013.

Bonus

(5)	Reflects discretionary bonuses paid in cash. Bonuses paid to Messrs. Hart and Nelson for 2014 reflect discretionary bonuses for accomplishments in 2014, including completion of debt and equity financing transactions during the year.

Stock Awards

(6)	The amounts reported in this column are valued based on the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation-Stock Compensation (“ASC 718”). The assumptions used in determining grant date fair value of these awards are set forth in Note 4 to our Consolidated Financial Statements appearing in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.
(7)	Reflects an award of 150,000 RSUs to Mr. Hart on September 8, 2014 under the Company’s 2011 Incentive Compensation Plan. Restrictions lapse on these RSUs in equal quarterly installments over a period of three years measured from grant date.
(8)	Reflects an award of 65,000 RSUs on July 1, 2014 to Mr. Nelson under the Company’s 2011 Incentive Compensation Plan. Restrictions lapse on these RSUs 25% on the first anniversary date of the grant with the remaining restrictions being removed in equal quarterly installments over the remaining three years measured from the first anniversary date of the initial grant date.

(9)	Reflects an award of 20,000 RSUs on July 1, 2014 to Mr. Midland under the Company’s 2011 Incentive Compensation Plan. In accordance with the initial terms of the RSU award, restrictions lapse on these RSUs 25% on the first anniversary date of the grant with the remaining restrictions being removed in equal quarterly installments over the remaining three years measured from the first anniversary date of the initial grant date. In accordance with Mr. Midland’s employment agreement, as amended upon Mr. Midland’s resignation from the Company on July, 31, 2014, restrictions for all unvested RSU awards on July 31, 2015 (his “Termination Date”) will accelerate so that all restrictions will lapse as of his Termination Date. The fair value of the awards presented in the table above reflect the incremental fair value of the modification of these RSU awards.
(10)	Reflects an award of 30,000 RSUs on July 1, 2014 to Mr. Mueller under the Company’s 2011 Incentive Compensation Plan. Restrictions lapse on these RSUs 25% on the first anniversary date of the grant with the remaining restrictions being removed in equal quarterly installments over the remaining three years measured from the first anniversary date of the initial grant date.

Option	Awards

(11)	The amounts reported in this column are valued based on the aggregate grant date fair value computed in accordance with ASC 718. The assumptions used in determining grant date fair value of these awards are set forth in Note 4 to our Consolidated Financial Statements appearing in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.
(12)	Reflects an option to purchase 85,000 shares of Common Stock granted to Mr. Nelson on July 1, 2014 under the Company’s 2011 Incentive Compensation Plan. The option award vests on a four-year schedule with 25% vesting on the first anniversary date of the grant with the remaining award vesting in equal monthly installments over the remaining three years measured from the first anniversary date of the initial grant date.
(13)	Reflects an option to purchase 50,000 shares of Common Stock granted to Mr. Nelson on December 13, 2013. The option award vests on a four-year schedule with 25% vesting on the first anniversary date of the grant with the remaining award vesting in equal monthly installments over the remaining three years measured from the first anniversary date of the initial grant date.
(14)	Reflects an option to purchase 30,000 shares of Common Stock granted to Mr. Midland on July 1, 2014 under the Company’s 2011 Incentive Compensation Plan. In accordance with the initial terms of the option award, this option award vests 25% on the first anniversary date of the grant with the remaining award vesting in equal monthly installments over the remaining three years measured from the first anniversary date of the initial grant date. In accordance with Mr. Midland’s employment agreement, as amended upon Mr. Midland’s resignation from the Company on July, 31, 2014, all unvested option awards vest on July 31, 2015 (his “Termination Date”) and will remain exercisable until July 31, 2017. The fair value of the awards presented in the table above reflect the incremental fair value of the modification of these option awards.
(15)	Reflects an option to purchase 40,000 shares of Common Stock granted to Mr. Mueller on July 1, 2014 under the Company’s 2011 Incentive Compensation Plan. The option award vests on a four-year schedule with 25% vesting on the first anniversary date of the grant with the remaining award vesting in equal monthly installments over the remaining three years measured from the first anniversary date of the initial grant date.

All Other Compensation

(16)	Reflects payments made on behalf of Mr. Hart for a car allowance and life insurance in 2014 and for life insurance in 2013. In addition, reflects payments to Mr. Hart of previously reimbursed expenses of $97,868 in 2014 and $13,147 in 2013 as to which the Company subsequently determined should not have been reimbursed either because such expenses were not consistent with the Company’s expense guidelines and policies or because insufficient documentation was provided to support such expense reimbursements.
(17)	Represents $12,619 for a car allowance and $9,648 for health insurance for Mr. Nelson in 2014.
(18)	For 2014, reflects payments of $4,811 made on Mr. Midland’s behalf for health insurance and the accrual of a termination benefit of $258,333 following Mr. Midland’s resignation from the Company on July 31, 2014. For 2013, reflects payments made on Mr. Midland’s behalf for health insurance.
(19)	Reflects payments of EUR 30,400 made on Dr. Mueller’s behalf in 2014 for pension and employee saving contributions, health and unemployment insurance, and car leasing and insurance expenses.
(20)	Reflects payments of EUR 28,930 made on Dr. Mueller’s behalf in 2013 for pension and employee saving contributions, health and unemployment insurance, and car leasing and insurance expenses.

Exchange Rate

(21)	Dr. Mueller was paid in local currency Euros (EUR). Due to fluctuations in exchange rates during the year, amounts in U.S. Dollars varied from month to month. Amounts shown in dollars under “Salary” and “All Other Compensation” above were derived using the average exchange rates for the quarter in which such amounts were earned and paid. Average exchange rates for the periods shown in the table above are as follows:

	2014	2013
First Quarter	EUR 0.732 per US Dollar	EUR 0.755 per US Dollar
Second Quarter	EUR 0.725 per US Dollar	EUR 0.769 per US Dollar
Third Quarter	EUR 0.741 per US Dollar	EUR 0.759 per US Dollar
Fourth Quarter	EUR 0.788 per US Dollar	EUR 0.742 per US Dollar

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the outstanding equity awards held by our Named Executive Officers as of December 31, 2014. Where applicable, all share, per share and stock option information have been adjusted to reflect the one-for-ten reverse stock split of our Common Stock effective May 22, 2014.

	Option Awards					Stock Awards
Name	Date of Grant (1)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested
Jason Hart	6/01/2012	5,833	—	$12.00	6/1/2022
	12/09/2012	2,500	2,500	$14.40	12/9/2022
						137,500	(2)	$1,909,875
Brian Nelson	12/20/2013	12,500	37,500	$5.20	12/20/2023
	7/01/2014	—	85,000	$10.93	7/01/2024
						65,000		$902,850
Lawrence W. Midland	4/30/2009	4,000	—	$23.70	7/01/2017
	2/28/2011	4,600	—	$26.30	7/01/2017
	6/01/2012	8,400	—	$12.00	7/01/2017
	7/01/2014	—	30,000	$10.93	7/01/2017
						20,000		$277,800
Dr. Manfred Mueller	7/27/2005	600	—	$30.80	7/27/2015
	2/02/2006	500	—	$32.30	2/02/2016
	7/05/2006	620	—	$30.30	7/05/2016
	9/28/2006	2,000	—	$34.10	9/28/2016
	2/14/2007	2,000	—	$40.20	2/14/2017
	3/23/2007	650	—	$43.40	3/23/2017
	4/22/2008	2,050	—	$31.20	4/22/2018
	4/28/2009	800	—	$24.20	4/28/2019
	2/28/2011	4,306	—	$26.30	2/28/2021
	6/01/2012	5,802	—	$12.00	6/01/2022
	12/09/2012	2,500	2,500	$14.40	12/09/2022
	7/01/2014	—	40,000	$10.93	7/01/2024
						30,000		$416,700

(1)	Unless otherwise noted, options vest 25% after one year, then in equal monthly installments over the remaining 36 months. Restrictions lapse on RSUs 25% on the first anniversary date of the grant with the remaining restrictions being removed in equal quarterly installments over the remaining three years measured from grant date.
(2)	Restrictions lapse on these RSUs in equal quarterly instalments over a period of three years measured from grant date.

Employment Agreements; Termination / Change in Control Arrangements

We have entered into employment agreements with each of our Named Executive Officers as of December 31, 2014. Below is a description of the material terms of each agreement, including severance provisions.

Employment Agreement with Jason Hart

On March 13, 2014, we entered into an executive employment agreement with Jason Hart. Under the terms of the agreement, Mr. Hart will receive an annual base salary of $350,000 and is eligible to receive inducement grants of 50,000 RSUs and options to purchase 300,000 shares of the Company’s Common Stock. He is also eligible to participate in the Company’s bonus program for core management executives which sets forth eligibility criteria for an annual bonus as 200% of base salary and will have the use of a company car. The initial term of Mr. Hart’s agreement is three years, beginning January 1, 2014 through December 31, 2016, and the agreement may be extended for an additional three-year period at the expiration of the initial term. The Company will provide notice of at least 12 months if it intends to renew the agreement after the initial term. The Company or Mr. Hart may terminate the agreement at any time without cause upon 12 months’ prior written notice. In the event that the Company terminates the agreement without cause, Mr. Hart will continue to receive monthly salary payments until the earlier of either the expiry of 24 months from the date of such termination or the then-current term of the agreement. He will also continue to receive benefits under the Company’s employee benefits plans and programs, including applicable bonus payments and the use of a company car, until expiry of the then-current term of the agreement. Any change in the scope of authority and responsibility of Mr. Hart will constitute an act or termination without cause. In the event that Mr. Hart terminates the agreement with or without cause, he will continue to receive his base salary and the pro rata amount of any applicable bonus payments and will be entitled to a continuation of all benefits during the 12-month notice period. If within 12 months following a change in control (as defined in the agreement), the Company (or its successor) has reduced Mr. Hart’s compensation in excess of 10%, requires Mr. Hart to relocate greater than 50 miles from Mr. Hart’s then current location, or terminates Mr. Hart’s employment other than for cause, then Mr. Hart will be entitled to receive a severance payment equal to 200% of his then-current annual base salary payable in a lump sum, accelerated vesting of all unvested stock options and RSUs so that they become fully vested and exercisable, and reimbursement for health care coverage until the earliest of (i) the date Mr. Hart is no longer eligible to receive continuation coverage pursuant to COBRA, (ii) 12 months following such termination, or (iii) for such shorter period until Mr. Hart obtains new employment offering health insurance coverage. Mr. Hart’s entitlement to such benefits would be conditioned upon his execution and non-revocation of a general release in a form determined by the Company. The agreement does not contain an excise tax gross-up provision. In the event that benefits under the agreement or otherwise payable to the executive would constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Hart is entitled to receive either (i) the full benefits payable or (ii) a reduced amount that falls below the applicable safe harbor provided under Section 280G, whichever amount provides the greater after-tax value for the executive.

On September 14, 2015, we entered into a letter agreement which amended Mr. Hart’s employment agreement to provide that Mr. Hart will continue to receive an annual base salary of $350,000; and will be eligible to receive sales commissions of up to 100% of his base salary; and will be eligible for performance-based compensation of up to 50% of his base salary. Mr. Hart is also eligible to participate in the Company’s employee benefits programs, will have the use of a company car and be reimbursed up to $10,000 annually for costs incurred with his personal use of a financial advisor. Mr. Hart is also entitled to severance benefits. If he is terminated without Cause other than in connection with a Change in Control of the Company (as each term is defined in such letter agreement), he is entitled to 12 months of his base salary and benefits and 100% of bonuses or actual commissions paid in the prior 12 months. If he is terminated without Cause or leaves for Good Reason following a Change in Control of the Company, he is entitled to 12 months of base salary and benefits, 100% of bonuses or actual commissions paid in the prior 12 months and well as full acceleration of his equity vesting schedule for awards granted prior to December 31, 2016.

Employment Agreement with Brian Nelson

On December 20, 2013, the Company entered into an executive employment agreement with Brian Nelson. Under the terms of the agreement, Mr. Nelson will receive an annual base salary of $295,000 and is eligible to receive options to purchase 50,000 shares of the Company’s Common Stock. He is also eligible to participate in the Company’s bonus program for core management executives that sets forth eligibility criteria for an annual bonus at 200% of base salary and will have the use of a company car. The initial term of the Agreement is 36 months, and may be extended by mutual consent at any time prior to the expiration of the initial term. The Company or Mr. Nelson may terminate the Agreement at any time without cause upon 12 months’ prior written notice. From the time of such notice to the end of the 12-month notice period, Mr. Nelson would continue to receive his then-current fixed salary and any bonus payments (which shall be pro rata for such applicable portion of the then current fiscal year). If, within 12 months following a change of control (as defined in the agreement), the Company (or its successor) has reduced Mr. Nelson’s compensation in excess of 10%, requires Mr. Nelson to relocate greater than 50 miles from Mr. Nelson’s then current location, or terminates Mr. Nelson’s employment other than for cause, then Mr. Nelson will be entitled to receive a severance payment equal to 200% of his then-current annual base salary payable in a lump sum, accelerated vesting of all unvested stock options and RSUs so that they become fully vested and exercisable, and reimbursement for health care coverage until the earliest of (i) the date Mr. Nelson is no longer eligible to receive continuation coverage pursuant to COBRA, (ii) 12 months following such termination, or (iii) for such shorter period until Mr. Nelson obtains new employment offering health insurance coverage. Mr. Nelson’s entitlement to such benefits would be conditioned upon his execution and non-revocation of a general release in a form determined by the Company. The agreement does not contain an excise tax gross-up provision. In the event that benefits under the agreement or otherwise payable to the executive would constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Nelson is entitled to receive either (i) the full benefits payable or (ii) a reduced amount that falls below the applicable safe harbor provided under Section 280G, whichever amount provides the greater after-tax value for the executive.

On November 18, 2015, we amended Mr. Nelson’s employment agreement to provide that, following June 20, 2016, Mr. Nelson will receive modified severance benefits. If Mr. Nelson is terminated without cause or if he resigns for any reason prior to December 20, 2016, he is entitled to receive pro-rated bonus payments and his base salary through December 20, 2016. Additionally, he is entitled to receive COBRA benefits through December 20, 2017 and the vesting on his outstanding stock options and RSUs will accelerate to such number of shares as if his employment had continued through December 20, 2016.

Employment Agreement with Lawrence W. Midland

On March 18, 2014, the Company entered into an executive employment agreement with Lawrence Midland under which Mr. Midland will serve as President of the Company and he remained a director of the Company, replacing the amended and restated executive employment agreement between Mr. Midland and the Company dated December 21, 2011. Under the terms of the agreement, Mr. Midland will receive an annual base salary of $200,000 and will be eligible to receive an annual bonus payment of $100,000, based upon the achievement of criteria as determined by the Chief Executive Officer and approved by the Compensation Committee. Additionally, Mr. Midland is eligible to receive 10,000 RSUs and options to purchase 40,000 shares of the Company’s Common Stock. The initial term of Mr. Midland’s agreement is three years, beginning January 1, 2014, and may be extended by mutual consent at any time prior to its expiration. The Company or Mr. Midland may terminate the agreement at any time without cause upon 12 months’ prior written notice. During the 12-month notice period, Mr. Midland would continue to receive monthly salary payments and any applicable bonus payments (which shall be pro rata for such applicable portion of the then current fiscal year) until the end of the notice period. If, within 12 months following a change of control (as defined in the agreement) the Company (or its successor) has reduced Mr. Midland’s compensation in excess of 10%, requires Mr. Midland to relocate greater than 50 miles from Mr. Midland’s then-current location, or terminates Mr. Midland other than for cause, then Mr. Midland will be entitled to receive a severance payment equal to 200% of his then-current annual base salary payable in a lump sum, accelerated vesting of all unvested stock options and RSUs so that they become fully vested and exercisable, and reimbursement for health care coverage until the earliest of (i) the date Mr. Midland is no longer eligible to receive continuation coverage pursuant to COBRA, (ii) 12 months following such termination, or (iii) for such shorter period until Mr. Midland obtains new employment offering health insurance coverage. Mr. Midland’s entitlement to such benefits would be conditioned upon his execution and non-revocation of a general release in a form determined by the Company. The agreement does not contain an excise tax gross-up provision. In the event that benefits under the agreement or otherwise payable to the executive would constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code and would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Midland is entitled to receive either (i) the full benefits payable or (ii) a reduced amount that falls below the applicable safe harbor provided under Section 280G, whichever amount provides the greater after-tax value for the executive.

Effective June 30, 2014, Mr. Midland resigned as director of the Company. Mr. Midland’s resignation is not the result of any dispute or disagreement with the Company. On July 31, 2014, the Company entered into an amendment to the executive employment agreement with Lawrence Midland dated March 18, 2014, in connection with ongoing restructuring efforts. Under the terms of the amendment, Mr. Midland agreed to resign his position as President of the Company, as well as all other executive positions held by him with the Company and/or any of its subsidiaries. The amendment entitles Mr. Midland to receive a fixed salary at the rate of $16,666.67 per month for a period of 12 months, ending July 31, 2015 (the “Termination Date”). In addition, Mr. Midland is entitled to receive a monthly payment of $4,861.11 for 12 months as full settlement of the pro-rated portion of Mr. Midland’s executive bonus for 2014. Mr. Midland has agreed to waive any future right or entitlement to any performance or incentive bonus as provided under his Employment Agreement or otherwise in connection with the Company’s compensation plans as in effect from time to time prior to the Termination Date. Any stock options and RSUs granted to Mr. Midland prior to or as of the Termination Date, which remain unvested as of such date, shall thereupon become fully vested; all unexercised options will expire two years after the Termination Date.

Employment Agreement with Dr. Manfred Mueller

On February 16, 2012, the Company entered into an amended and restated executive employment agreement with Dr. Manfred Mueller. Under the terms of the agreement, Dr. Mueller will receive an annual base salary of EUR 200,000 and continued to be eligible to participate in the Company’s bonus program for core management executive officers that sets forth eligibility criteria for an annual bonus of up to a maximum of 200% of fixed salary and in the Company’s benefit programs, as in effect from time to time. The Company waived any obligation of Dr. Mueller to repay the break-up fee previously paid to him in connection with a Termination Agreement and Release, dated April 1, 2010, arising out of the merger of Bluehill ID AG and SCM Microsystems, Inc. The initial term of the agreement is 36 months, and may be extended for an additional term of 24 months by mutual agreement at any time prior to the expiration of the initial term. The Company or Dr. Mueller may terminate the amended agreement at any time without cause upon 12 months’ prior written notice. From the time of such notice to the end of the 12-month notice period, Dr. Mueller would continue to receive his then-current fixed salary and any bonus payments pro rata until the end of the notice period. The Company may terminate the amended agreement for cause at any time without notice and without any payment in lieu of notice. Effective June 1, 2012, Dr. Mueller’s employment agreement was amended to reflect a voluntary 20% salary reduction effective from June 1, 2012 through December 31, 2012.

On March 18, 2014, the Company entered into a second amendment to its amended and restatement executive employment agreement with Dr. Mueller, dated February 16, 2012. This second amendment changes Dr. Mueller’s position to Chief Operating Officer, with responsibility for the Company’s sales in the Europe/Middle East and Asia/Pacific regions. It also replaces Dr. Mueller’s eligibility for bonus compensation with payment of commissions equal to 50% of his annual base salary, based on achievement of planned target revenues and paid on a quarterly basis. Additionally, Dr. Mueller is eligible to receive 14,000 RSUs and options to purchase 56,000 shares of the Common Stock. The term of Dr. Mueller’s amended agreement is three years, beginning January 1, 2014 through December 31, 2016, and may be extended by mutual consent at any time prior to its expiration. If, within 12 months following a change of control (as defined in the agreement) the Company (or its successor) has reduced Dr. Mueller’s compensation in excess of 10% requires Dr. Mueller to relocate greater than 50 miles from Dr. Mueller’s then-current location, or terminates Dr. Mueller other than for cause, then Dr, Mueller would be entitled to receive a severance payment equal to 200% of his then-current annual base salary payable in a lump sum and accelerated vesting of all unvested stock options and RSUs so that they become fully vested and exercisable. Dr. Mueller’s entitlement to such benefits would be conditioned upon his execution and non-revocation of a general release in a form determined by the Company. The agreement does not contain an excise tax gross-up provision. In the event that benefits under the agreement or otherwise payable to the executive would constitute an “excess parachute payment” under Section 280G of the Internal Revenue Code and would subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, Dr. Mueller is entitled to receive either (i) the full benefits payable or (ii) a reduced amount that falls below the applicable safe harbor provided under Section 280G, whichever amount provides the greater after-tax value for the executive. All other terms and conditions of Dr. Mueller’s amended and restated executive employment agreement dated February 16, 2012 and amended May 31, 2012 remain in full force and effect.

On February 2, 2015, the Company entered into a third amendment to its amended and restatement executive employment agreement with Manfred Mueller, dated February 16, 2012. Pursuant to the third amendment Dr. Mueller’s title was changed to Executive Vice-President, Global Operations and Support. Dr. Mueller was formerly Chief Operating Officer, with responsibility for the Company’s sales in the Europe/Middle East and Asia/Pacific regions. In addition to the change in title, the amendment also replaces Dr. Mueller’s eligibility to earn commission compensation with an opportunity to earn a bonus equal to 50% of his annual base salary, based on achievement of planned target revenues and other mutually agreed upon performance metrics. All other terms and conditions of Dr. Mueller’s amended and restated executive employment agreement dated February 16, 2012, amended May 31, 2012, and March 18, 2014 remain in full force and effect.

Potential Payments upon Termination or Change in Control

The information below describes the estimated value of certain compensation and benefits that would potentially have become payable under contractual arrangements with our Named Executive Officers assuming a termination of employment or change in control of the Company had occurred on December 31, 2014, based upon the Named Executive Officers’ compensation and service levels as of such date and, where applicable, the $13.89 closing price of our common stock on December 31, 2014. The information presented represents estimates of incremental amounts that would become payable had a trigging event occurred on December 31, 2014 and does not include amounts that were earned and payable as of that date regardless of the occurrence of a triggering event. Because Mr. Midland’s employment with the Company actually terminated on July 31, 2014, the information presented for him reflects the actual compensation and benefits to which he became entitled as a result of termination. The actual amounts to be paid and the value of any accelerated vesting of stock options, restricted stock or RSUs can be determined only at the time of a triggering event, and are dependent upon the facts and circumstances then applicable.

If Mr. Hart had been terminated by the Company as of December 31, 2014 for any reason other than for cause (as defined in his employment agreement), he would have become entitled to $700,000, representing 24 months’ monthly salary. Under his employment agreement, Mr. Hart would have been entitled to all applicable bonus payments until the expiry of the then current term of the employment agreement. Had Mr. Hart’s employment terminated as of December 31, 2014 following a change in control of the Company as a result of a termination without cause or other conditions of his employment are materially changed following a change of control of the Company, he would have become entitled to (i) a severance payment of $700,000 payable in a lump sum, representing 200% of his then current annual salary, (ii) reimbursement of health care coverage for a period of twelve months and having a value of approximately $9,000, and (ii) accelerated vesting of options for 10,833 shares having an intrinsic value of approximately $150,000. Mr. Hart’s entitlement to such benefits would be conditioned upon his execution and non-revocation of a general release in a form determined by the Company. In addition, Mr. Hart may be subject to a Section 280G cutback.

If Mr. Nelson had been terminated by the Company as of December 31, 2014 for any reason other than for cause (as defined in his employment agreement), he would have become entitled to $295,000, representing 12 months’ salary or continued payment thereof in lieu of notice. Under his employment agreement, Mr. Nelson would have been entitled to a pro rata portion of any bonus that would otherwise have been earned by him during the 12-month notice period. Had Mr. Nelson’s employment terminated as of December 31, 2014 following a change in control of the Company as a result of involuntary termination without cause or his resignation following a material change in his employment conditions, he would have become entitled to (i) a severance payment of $590,000 payable in a lump sum, representing 200% of his then current annual salary, (ii) reimbursement of health care coverage for a period of twelve months and having a value of approximately $9,000, and (ii) accelerated vesting of options for 135,000 shares having an intrinsic value of approximately $1,875,000. Mr. Nelson’s entitlement to such benefits would be conditioned upon his execution and non-revocation of a general release in a form determined by the Company. In addition, Mr. Nelson may be subject to a Section 280G cutback.

Mr. Midland and the Company entered into an amendment to the executive employment agreement with Lawrence Midland on July 31, 2014, under which Mr. Midland agreed to resign his position as President of the Company, as well as all other executive positions held by him with the Company and/or any of its subsidiaries. The amendment entitles Mr. Midland to receive a fixed salary at the rate of $16,666.67 per month for a period of 12 months, ending July 31, 2015 (the “Termination Date”). In addition, Mr. Midland is entitled to receive a monthly payment of $4,861.11 for 12 months as full settlement of the pro-rated portion of Mr. Midland’s executive bonus for 2014 and health care coverage for the period up to his Termination Date having a value of approximately $9,000. Under the amendment, any stock options and RSUs granted to Mr. Midland prior to or as of the Termination Date, which remain unvested as of such date, shall thereupon become fully vested and all unexercised options will expire two years after Termination Date. Mr. Midland is entitled to the accelerated vesting of options for 30,000 shares having an intrinsic value of approximately $417,000 and 20,000 RSUs with a value of approximately $278,000.

If Dr. Mueller had been terminated by the Company as of December 31, 2014 for any reason other than for cause as defined in his employment agreement, he would have become entitled to approximately $249,532, representing 12 months’ salary based on the average exchange rate for December 2014 of one U.S. Dollar being equal to 0.8015 Euro or continued payment thereof in lieu of notice, and a pro rata portion of any bonus that would otherwise have been earned by him during the 12-month notice period. Had Dr. Mueller’s employment terminated as of December 31, 2014 following a change in control of the Company as a result of a termination without cause or other conditions of his employment are materially changed following a change of control of the Company, he would have become entitled to (i) a severance payment of $499,064 payable in a lump sum, representing 200% of his then current annual salary, (ii) reimbursement of health care coverage for a period of twelve months and having a value of approximately $3,200, and (ii) accelerated vesting of options for 42,500 shares having an intrinsic value of approximately $590,000. Dr. Mueller’s entitlement to such benefits would be conditioned upon his execution and non-revocation of a general release in a form determined by the Company. In addition, Dr. Mueller may be subject to a Section 280G cutback.

COMPENSATION OF DIRECTORS

During 2014, each non-employee member of our Board of Directors was eligible to receive compensation consisting of cash and equity awards, which are further described below.

Annual Compensation

During 2014, each non-employee member of our Board of Directors was eligible to receive cash compensation, payable quarterly, as detailed below. However, a director may elect to receive, in lieu of cash, equity awards under the Company’s 2011 Incentive Compensation Plan. Annual compensation for each eligible director for 2014 potentially included:

•	an annual retainer of $25,000 paid in cash, or, at each directors election, $30,000 paid in equity awards (representing 120% of the annual cash retainer). For the Chairman of the Board of Directors, an annual retainer of $31,250 paid in cash, or, at the Chairman’s election, $37,500 paid in equity awards (representing 120% of the annual cash retainer);

•	an additional annual retainer for service as Lead Director of the Board of Directors, if applicable;

•	until May 2014, an additional annual retainer of $5,000 for service on the Audit Committee of the Board of Directors, except for the committee Chairman, who is eligible to receive an annual retainer of $10,000, with all amounts paid in cash or equity awards;

•	until May 2014, an additional annual retainer of $2,000 for service on the Compensation or Nominating Committees of the Board of Directors, except for the Chairman of such committees, each of whom is eligible to receive an annual retainer of $4,000, with all amounts paid in cash or equity awards; and

•	beginning in May 2014, an annual equity grant under the Company’s 2011 Incentive Compensation Plan with a fair value of $175,000 for each eligible director who serves on the Board of Directors until the next Annual Stockholder Meeting, such amount to be allocated between restricted stock units (RSUs”) and stock options at the election of each eligible director. For the Chairman of the Board of Directors, an annual equity grant under the Company’s 2011 Incentive Compensation Plan with a fair value of $218,750 for serving as Chairman of the Board of Directors until the next Annual Stockholder Meeting, such amount to be allocated between RSUs and stock options at the election of the Chairman. Equity awards shall be awarded each year on the date of the Annual Shareholder Meeting to vest in four equal installments over a one year period or by the date of the next Annual Stockholder Meeting or for a pro-rated amount.

Additionally, the Company reimburses its non-employee directors for all reasonable out-of pocket expenses incurred in the performance of their duties as directors, which in practice primarily consist of travel expenses associated with Board of Directors or committee meetings or with committee assignments.

Equity Compensation

During 2014, each of the Company’s non-employee directors was eligible to receive option awards under the terms of the Company’s 2011 Incentive Compensation Plan. Under this plan, new members of the Board of Directors receive an initial option grant to purchase 1,000 shares of Common Stock, or such other number of shares as determined by the Board of Directors in its sole discretion. Until May 2014, continuing members of the Board of Directors who have served for at least six months receive an annual option grant to purchase 2,000 shares of Common Stock, awarded on the date of our Annual Meeting of stockholders. Both of these option grants vest 1/12th per month over the one-year period following the date of grant.

Non-employee directors who served on the Strategic Committee were eligible to receive an option grant to purchase 5,000 shares of Common Stock each quarter, with such options being fully vested at the date of grant. The Strategic Committee was dissolved as of April 15, 2014.

For directors who elect to receive shares in lieu of cash as payment for their service on the Board of Directors, such shares received as compensation may not be sold except in exceptional circumstances and subject to the prior approval of the Compensation Committee.

Director Compensation for Fiscal 2014

The following Director Compensation Table sets forth summary information concerning the compensation paid to our current and former non-employee directors for their services to the Company in 2014:

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	Total
Saad Alazem (2)	$—	$142,500	$90,324	$232,824
Steven Humphreys (3)	$16,000	$256,240	$8,307	$280,547
Gary Kremen (4)	$—	$216,251	$5,310	$221,561
Phil Libin (5)	$13,500	$—	$8,307	$21,807
Dr. Hans Liebler (6)	$4,700	$11,441	$—	$16,141
Jim Ousley (7)	$—	$170,822	$6,582	$177,404
Daniel Wenzel (8)	$—	$140,997	$87,036	$228,033

(1)	The amounts reported in this column are valued based on the aggregate grant date fair value computed in accordance with (ASC 718). The assumptions used in determining grant date fair value of these awards are set forth in Note 4 to our Consolidated Financial Statements appearing in our Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2014.
(2)	As presented in the table below, the first and second quarter stock award amounts reflect restricted stock awards granted to Mr. Alazem for his service as a director, his service on the Audit Committee and for his service as Chairman of the Compensation Committee in shares of the Company’s Common Stock, which he elected to receive in lieu of cash payments. First and second quarter restricted stock awards vested immediately. The number of shares awarded in lieu of cash was calculated based on dividing the total quarterly cash fee amount by the NASDAQ closing price of our Common Stock on or near the last day of the respective quarter. At Mr. Alazem’s election, 40% of his annual retainer and equity grant is represented by RSUs with the remainder of the award granted in option awards. The annual retainer and equity grant RSU awards and option awards vest quarterly.

Period	Director Fees	20% Uplift	Committee Fees	Number of Shares	Price per Share or Fair Value	Date of Calculation
First quarter	$6,250	$1,250	$2,250	862	$11.30	March 31, 2014
Second quarter	$6,250	$1,250	$2,250	881	$11.07	June 30, 2014
Annual retainer	$15,000	$3,000	$—	1,316	$13.68	August 25, 2014
Annual equity grant	$105,000	$—	$—	7,675	$13.68	August 25, 2014

During 2014, Mr. Alazem received 500 fully vested options for his service on the Strategic Committee, an annual award of 2,000 options which vest monthly over one year and 9,994 options representing 60% of his annual retainer and equity grant, as discussed above. At December 31, 2014, Mr. Alazem held options to purchase 14,494 shares of Common Stock, of which 8,664 were exercisable and 4,496 unvested RSUs.

(3)	Cash amounts reflect payment of $12,500 for Mr. Humphreys’ service as a director, $2,500 for his service on the Audit Committee and $1,000 for his service on the Nominating Committee for the first and second quarters of 2014. At Mr. Humphreys’ election, 100% of his annual retainer and equity grant for his service as the Chairman of the Board of Directors is represented by RSUs. The annual retainer and equity grant RSU awards vest quarterly.

Period	Chairman of The Board Fees	20% Uplift	Committee Fees	Number of Shares	Price per Share or Fair Value	Date of Calculation
Annual retainer	$31,250	$6,250	$—	2,741	$13.68	August 25, 2014
Annual equity grant	$218,750	$—	$—	15,990	$13.68	August 25, 2014

During 2014, Mr. Humphreys received 500 fully vested options for his service on the Strategic Committee and an annual award of 2,000 options which vests monthly over one year. At December 31, 2014, Mr. Humphreys held options to purchase 18,200 shares of Common Stock, of which 15,530 were exercisable and 9,366 unvested RSUs.

(4)	As presented in the table below, the first and second quarter stock award amounts reflect restricted stock awards granted to Mr. Kremen for his service as a director in shares of the Company’s Common Stock, which he elected to receive in lieu of cash payments. The first quarter awards were prorated from February 18, 2014, the date Mr. Kremen joined the Board of Directors. First and second quarter restricted stock awards vested immediately. The number of shares awarded in lieu of cash was calculated based on dividing the total quarterly cash fee amount by the NASDAQ closing price of our Common Stock on or near the last day of the respective quarter. At Mr. Kremen’s election, 100% of his annual retainer and equity grant is represented by RSUs. The annual retainer and equity grant RSU awards vest quarterly.

Period	Director Fees	20% Uplift	Committee Fees	Number of Shares	Price per Share or Fair Value	Date of Calculation
First quarter	$3,125	$625	$—	331	$11.30	March 31, 2014
Second quarter	$6,250	$1,250	$—	678	$11.07	June 30, 2014
Annual retainer	$25,000	$5,000	$—	2,193	$13.68	August 25, 2014
Annual equity grant	$175,000	$—	$—	12,792	$13.68	August 25, 2014

During 2014, Mr. Kremen received an initial grant of 1,000 options which vest monthly over one year. At December 31, 2014, Mr. Kremen held options to purchase 1,000 shares of Common Stock, of which 833 were exercisable and 7,492 unvested RSUs.

(5)	Cash amounts reflect payment of $12,500 for Mr. Libin’s service as a director and $1,000 for his service on the Compensation Committee for the first and second quarters of 2014. During 2014, Mr. Libin received 500 fully vested options for his service on the Strategic Committee and an annual award of 2,000 options which vest monthly over one year. At December 31, 2014, Mr. Libin held options to purchase 12,000 shares of Common Stock, of which 10,730 were exercisable. Mr. Libin resigned from the Board of Directors effective July 3, 2014.
(6)	Cash amounts reflect payment of $3,917 for to Dr. Liebler’s service as Chairman of the Audit Committee and $783 for his service on the Nominating Committee. During 2014, Dr. Liebler received restricted stock awards for his service as a director in shares of the Company’s Common Stock, which he elected to receive in lieu of cash payments. All restricted stock awards vested immediately. The number of shares awarded in lieu of cash was calculated based on dividing the total quarterly cash fee amount by the NASDAQ closing price of our Common Stock on or near the last day of the respective quarter. Dr. Liebler completed his service as a director of the Company on May 22, 2014 and all second quarter director fees and stock awards were prorated accordingly. As of December 31, 2014, all options to purchase shares of Common Stock previously granted to Dr. Liebler had been cancelled.
(7)	At Mr. Ousley’s election, 100% of his annual retainer and equity grant for his service as a director is represented by RSUs. The annual retainer and equity grant RSU awards vest quarterly and were prorated from July 31, 2014, the date Mr. Ousley joined the Board of Directors.

Period	Director Fees	20% Uplift	Committee Fees	Number of Shares	Price per Share or Fair Value	Date of Calculation
Annual retainer	$20,828	$4,165	$—	1,827	$13.68	August 25, 2014
Annual equity grant	$145,829	$—	$—	10,660	$13.68	August 25, 2014

During 2014, Mr. Ousley received an initial grant of 1,000 options which vests monthly over one year. At December 31, 2014, Mr. Ousley held options to purchase 1,000 shares of Common Stock, of which 417 were exercisable and 7,492 unvested RSUs.

(8)	As presented in the table below, the first and second quarter stock award amounts reflect restricted stock awards granted to Mr. Wenzel for his service as a director, his service on the Compensation Committee and his service as Chairman of the Nominating Committee in shares of the Company’s Common Stock, which he elected to receive in lieu of cash payments. First and second quarter restricted stock awards vested immediately. The number of shares awarded in lieu of cash was calculated based on dividing the total quarterly cash fee amount by the NASDAQ closing price of our Common Stock on or near the last day of the respective quarter. At Mr. Wenzel’s election, 40% of his annual retainer and equity grant is represented by RSUs with the remainder of the award granted in option awards. The annual retainer and equity grant RSU awards and option awards vest quarterly.

Quarter	Director Fees	20% Uplift	Committee Fees	Number of Shares	Price per Share or Fair Value	Date of Calculation
First	$6,250	$1,250	$1,500	796	$11.30	March 31, 2014
Second	$6,250	$1,250	$1,500	813	$11.07	June 30, 2014
Annual retainer	$15,000	$3,000	$—	1,316	$13.68	August 25, 2014
Annual equity grant	$105,000	$—	$—	7,675	$13.68	August 25, 2014

During 2014, Mr. Wenzel received an annual award of 2,000 options to purchase shares of Common Stock which vests monthly over one year. At December 31, 2014, Mr. Wenzel held options to purchase 19,994 shares of Common Stock, of which 13,727 were exercisable and 4,496 unvested RSUs.

On September 9, 2015, the Board of Directors approved a new compensation structure for non-employee directors effective for a one-year period commencing as of June 1, 2015.

Compensation Committee Interlocks and Insider Participation. No director who served on the Compensation Committee during 2014 and no current member of the Committee is a current or former executive officer or employee of the Company. No director who served on the Compensation Committee had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information known to us as of December 1, 2015 with respect to the beneficial ownership of our Common Stock by:

•	each person who is known by us to be the beneficial owner of more than 5% of our issued and outstanding Common Stock;

•	each our our directors;

•	each of our Named Executive Officers as of December 31, 2014; and

•	all current directors and executive officers, as a group.

Except as otherwise indicated, and subject to applicable community property laws, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares held by them. Applicable percentage ownership in the following table is based on 10,746,911, shares of our Common Stock issued and outstanding as of December 1, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of December 1, 2015 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Although the exercise of stock options and the release of restricted share units have been suspended while the Company’s filings under the Securities Exchange Act of 1934 are delinquent, beneficial ownership shown in the table below includes stock options and restricted share units that vest within 60 days of December 1, 2015.

Unless specified below, the mailing address for each individual, officer or director is c/o Identiv, Inc., 2201 Walnut Avenue, Suite 310, Fremont, CA 94538.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders
Royce & Associates, LLC (1) 745 Fifth Avenue New York, New York, USA 10151	1,078,396	10.0%
Mountain Partners AG (2) Dufourstrasse 121 St. Gallen, Switzerland CH-9001	722,185	6.7%
Directors and Executive Officers
Steven Finney (3)	13,792	*
Jason Hart (4)	402,789	3.7%
Steven Humphreys (5)	39,058	*
Lawrence W. Midland (6)	180,306	1.7%
Dr. Manfred Mueller (7)	50,935	*
Brian Nelson (8)	77,347	*
Saad Alazem (9)	22,980	*
Gary Kremen (10)	19,914	*
Jim Ousley (11)	9,741	*
Daniel S. Wenzel (2)(12)	832,573	7.7%
All current directors and executive officers as a group (7 persons)(13)	1,340,847	12.4%

*	Less than one percent.

(1)	According to a Schedule 13G/A filed with the SEC on May 5, 2015, Royce & Associates, LLC (“Royce & Associates”) is deemed to be the beneficial owner of 1,078,396 shares of common stock, and has sole power to dispose of and vote all shares held by it. The address for Royce & Associates is 745 Fifth Avenue, New York, NY 10151.
(2)	Includes 102,186 shares held by BH Capital Management AG. Mountain Partners AG has voting and investment control over 51% of the shares held by BH Capital Management AG. Investment decisions regarding shares held by Mountain Partners AG are made by the majority vote of the board of directors of Mountain Partners AG.
(3)	Includes 9,604 shares of common stock subject to options exercisable within 60 days of December 1, 2015 and 3,625 unvested shares of restricted common stock that vest within 60 days or December 1, 2015.
(4)	Includes 9,687 shares of common stock subject to options exercisable within 60 days of December 1, 2015 and 13,750 unvested shares of restricted common stock that vest within 60 days of December 1, 2015.
(5)	Includes 14,000 shares of common stock subject to options exercisable within 60 days of December 1, 2015.
(6)	Includes (i) 28,250 shares of common stock subject to options exercisable within 60 days of December 1, 2015 (ii) 1,250 unvested shares of restricted common stock that vest within 60 days of December 1, 2015 (iii) 145,619 shares held by the Midland Family Trust Est. Jan 29, 2002, and (iv) 1,800 shares held in custodianship by Mr. Midland, as follows: 520 shares held as custodian for Ashley Marie Midland, 600 shares held as custodian for Alison Midland, 400 shares held as custodian for Taylor Ann Midland, and 280 shares held as custodian for Madison Kathleen Midland. Mr. Midland resigned from the Board of Directors effective June 30, 2014 and the Company effective July 31, 2014. Information is based on his most recent Form 5 filed with the SEC on January 24, 2014 and the records of the Company.
(7)	Includes 35,532 shares of common stock subject to options exercisable within 60 days of December 1, 2015 and 3,125 unvested shares of restricted common stock that vest within 60 days of December 1, 2015.
(8)	Includes 57,917 shares of common stock subject to options exercisable within 60 days of December 1, 2015 and 16,562 unvested shares of restricted common stock that vest within 60 days of December 1, 2015.
(9)	Includes 14,494 shares of common stock subject to options exercisable within 60 days of December 1, 2015.
(10)	Includes 1,000 shares of common stock subject to options exercisable within 60 days of December 1, 2015, and 6,666 common shares held by the Kremen Family Trust.
(11)	Includes 1,000 shares of common stock subject to options exercisable within 60 days of December 1, 2015.

(12)	Includes 19,827 shares of common stock subject to options exercisable within 60 days of December 1, 2015 and warrants to purchase 6,336 common shares held by Mr. Wenzel. Because of his position as a director of Mountain Partners AG and Rosenberg Ventures AG, Mr. Wenzel may be deemed to beneficially own the shares held by these entities and BH Capital Management AG. Mr. Wenzel disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(13)	Includes an aggregate of 69,612 shares of common stock subject to options exercisable within 60 days of December 1, 2015, 17,395 unvested shares of restricted common stock and warrants to purchase 16,237 common shares that vest within 60 days of December 1, 2015.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information as of December 31, 2014 about our Common Stock that may be issued upon the exercise of options and rights granted to employees, consultants or members of our Board of Directors under all of our existing equity compensation plans, including our 1997 Stock Plan, Director Plan, 2000 Nonstatutory Stock Option Plan (the “Nonstatutory Plan”), 2007 Stock Option Plan and the Bluehill ID stock option plans assumed in connection with our acquisition of Bluehill ID (the “Bluehill Plans”), the 2010 Bonus and Incentive Plan (the “2010 Plan”) and the 2011 Incentive Compensation Plan (the “2011 Plan”). Each of the 1997 Stock Plan, Director Plan and Nonstatutory Plan have expired and no additional awards will be granted under such plans.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	881,946	$11.751	648,884
Equity compensation plans not approved by security holders (2)	15,169	$31.897	—

Total (3)	897,115	$12.092	648,884

(1)	Equity plans approved by security holders consist of the 2007 Stock Option Plan, the 1997 Stock Plan, the Director Plan, the Bluehill Plans, the 2010 Plan, the 2011 Plan and the ESPP.
(2)	Equity plans not approved by security holders consist of the Nonstatutory Plan. The Nonstatutory Plan expired in 2010 and no more options can be granted under this plan.
(3)	As of December 31, 2014, there were 897,115 stock options outstanding with a weighted average exercise price of $12.09 and a weighted average term of 7.56 years. Also, as of December 31, 2014, there were 542,342 RSUs outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Earn-out Consideration Pursuant to idOnDemand Agreement. As discussed in our Annual Report on Form 10-K, the Company entered into a Stock Purchase Agreement (the “SPA”) on April 29, 2011 between the Company and the sellers of idOnDemand, Inc. (the “Selling Shareholders”) whereby the Selling Shareholders were eligible to receive limited earn-out payments (“Earn-out Consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of the SPA. The SPA provided for the Earn-out Consideration to be paid to the Selling Shareholders for each of the years or part years ended December 31, 2011, 2012, 2013 and 2014 based on the achievement of specific financial and sales performance targets, with the measurement of those achievements to be determined based on the financial records of idOnDemand. However, since the idOnDemand product group has been fully integrated into the Company since the acquisition and, as such, it was impractical to derive the discrete financial records of the related product group, the Company decided to engage a third party independent valuation firm to assist in the validation of the Earn-out Consideration liability as of December 31, 2014. The valuation was based on a calculation of the Company’s internal sales performance data as well as consideration of comparable companies’ metrics and data. The Board of Directors of the Company considered this valuation, among other factors, and approved an Earn-out Consideration liability in the amount of $3.51 million for the period ended December 31, 2014.

As outlined in the SPA, certain of the Selling Shareholders include Mr. Hart and Mr. Nelson. The Earn-out Consideration will be settled through the issuance of the Company’s common stock within 60 days from the release of annual results. Accordingly, the $3.51 million Earn-out Consideration will be distributed to the Selling Shareholders in proportion to their former shareholdings, which include approximately 87% held by Jason Hart representing approximately $3,040,000 and 0.3% held by Brian Nelson representing approximately $10,500 of the total Earn-out Consideration. Company common shares issued will have a lock-up period of 12 months from date of issue.

Director Independence

Our Board of Directors has reviewed the independence of each of our directors and considered whether any director has had a material relationship with the Company or our management that could compromise his ability to exercise independent judgment in carrying out his duties and responsibilities. As a result of this review, our Board of Directors determined that all of our directors, other than Mr. Hart and Mr. Humphreys, are independent under applicable rules of the NASDAQ Stock Market and the SEC.

In connection with the determination of independence of Daniel S. Wenzel, the Board of Directors considered Mr. Wenzel’s relationship with one of the Company’s largest stockholders, Mountain Partners AG, of which Mr. Wenzel is a co-founder and partner. The Board of Directors determined that such relationship would not compromise Mr. Wenzel’s ability to exercise independent judgment in carrying out his duties and responsibilities. In agreeing to serve as a member of our Board of Directors, Mr. Wenzel must act independently of Mountain Partners AG in discharging his fiduciary duties to stockholders of the Company and also is obligated not to disclose to Mountain Partners AG or use for his own benefit any confidential information that he may obtain during his service on our Board of Directors. Mr. Wenzel disclaims shared voting or dispositive power over any securities held by Mountain Partners AG.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The aggregate fees billed or to be billed to us by BDO USA, LLB (“BDO”) for the fiscal year ended December 31, 2014 and Ernst & Young GmbH Wirtschaftspruefungegsellschaft (“E&Y”) for the fiscal year ended December 31, 2013 are as follows:

	2014 (1)	2013 (2)
Audit Fees	$640,000	$1,021,097
Audit-Related	98,636	64,997
Tax	—	—
All Other	—	—

Total	$738,636	$1,086,094

(1)	Amounts for 2014 reflect only those fees invoiced by BDO, the independent auditing firm that rendered an audit opinion on our financial statements in our 2014 Annual Report on Form 10-K.
(2)	Amounts for 2013 reflect only those fees invoiced by E&Y, the independent auditing firm that rendered an audit opinion on our financial statements in our 2013 Annual Report on Form 10-K.

Audit Fees. Audit fees include fees associated with the audit of our annual financial statements included in our Annual Report on Form 10-K, review of our financial statements included in our quarterly reports on Form 10-Q, and fees for the statutory audit of subsidiaries.

Audit-Related Fees. Audit-related fees principally include accounting consultations and review procedures related to accounting, financial reporting or disclosure matters not classified as “Audit Fees” provided by BDO for 2014 and E&Y for 2013 for the audit of materials used in registration statements, services for the audit of a recast of certain financial information and disclosures for segment reporting changes filed on Current Report on Form 8-K and fees for the audit of an employee benefit plan.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accountants

In accordance with the charter of the Audit Committee of our Board of Directors, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm, including the estimated fees and other terms of any such engagement. In certain circumstances, the Audit Committee may provide subsequent approval of non-audit services not previously approved. Services provided by our independent registered public accounting firm may include audit services, audit-related services, tax services and other services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the Audit Committee. The Audit Committee considers whether such audit or non-audit services are consistent with the SEC rules on auditor independence. All audit, audit-related, tax and other fees set forth in the table above were pre-approved pursuant to this policy.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

3. Exhibits: The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report

3. Exhibits

Exhibit Number	Description of Document

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDENTIV, INC.

By:	/S/ STEVEN HUMPHREYS
Steven Humphreys
Chief Executive Officer and Director

December 18, 2015