Form 10-Q
period 2015-03-31
Identiv, Inc.
filed 2016-03-29
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-29440

IDENTIV, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0444317
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

2201 Walnut Avenue, Suite 310

Fremont, California 94538

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

(949) 250-8888

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

N/A

(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

At March 6, 2016, 10,746,911 shares of common stock were outstanding.

EXPLANATORY NOTE

Identiv, Inc. is filing this Quarterly Report on Form 10-Q late due to an investigation undertaken by a special committee of the Board of Directors, which investigation was completed in late 2015.  For more information, please see Note 14, Subsequent Events, included in Item 1. Unless otherwise indicated, the information in this Quarterly Report on Form 10-Q is as of as March 31, 2015.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except par value)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$33,087	$36,547
Accounts receivable, net of allowances of $191 and $156 as of March 31, 2015 and December 31, 2014, respectively	9,613	13,612
Inventories	9,922	9,254
Prepaid expenses	1,301	1,002
Other current assets	912	1,200
Total current assets	54,835	61,615
Property and equipment, net	5,053	5,311
Goodwill	8,747	8,853
Intangible assets, net	8,367	8,730
Other assets	1,421	1,371
Total assets	$78,423	$85,880
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$6,713	$8,372
Earn-out liability	3,510	3,510
Current portion - payment obligation	659	635
Deferred revenue	350	508
Accrued compensation and related benefits	1,984	2,139
Other accrued expenses and liabilities	3,562	4,471
Total current liabilities	16,778	19,635
Long-term payment obligation	5,373	5,545
Long-term financial liabilities	13,977	13,938
Other long-term liabilities	537	630
Total liabilities	36,665	39,748
Commitments and contingencies (see Note 12)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized; 11,020 shares and 10,884 shares issued and 10,717 and 10,640 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	11	11
Additional paid-in capital	389,433	389,401
Treasury stock, 303 and 244 shares as of March 31, 2015 and December 31, 2014, respectively	(5,178)	(4,572)
Accumulated deficit	(343,413)	(338,670)
Accumulated other comprehensive income	1,054	1,699
Total Identiv, Inc. stockholders' equity	41,907	47,869
Noncontrolling interest	(149)	(1,737)
Total stockholders´ equity	41,758	46,132
Total liabilities and stockholders´equity	$78,423	$85,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue	$14,934	$16,854
Cost of revenue	8,850	10,252
Gross profit	6,084	6,602
Operating expenses:
Research and development	1,992	1,502
Selling and marketing	4,995	5,035
General and administrative	3,065	3,043
Restructuring and severance	172	437
Total operating expenses	10,224	10,017
Loss from operations	(4,140)	(3,415)
Non-operating income (expense):
Interest expense, net	(424)	(2,084)
Foreign currency loss, net	(227)	(93)
Loss from continuing operations before income taxesand noncontrolling interest	(4,791)	(5,592)
Income tax provision	(19)	(64)
Loss from continuing operations before noncontrolling interest	(4,810)	(5,656)
Income from discontinued operations, net of income taxes	—	487
Consolidated net loss	(4,810)	(5,169)
Less: Loss attributable to noncontrolling interest	67	41
Net loss attributable to Identiv, Inc. stockholders´ equity	$(4,743)	$(5,128)
Basic and diluted net income (loss) per share attributable to Identiv, Inc.stockholders´ equity:
Loss from continuing operations	$(0.44)	$(0.74)
Income from discontinued operations	—	0.06
Net loss	$(0.44)	$(0.68)
Weighted average shares used to compute basic and diluted loss per share	10,694	7,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Consolidated net loss	$(4,810)	$(5,169)
Other comprehensive income, net of income taxes:
Foreign currency translation adjustment (loss) gain	(206)	109
Foreign currency translation reclassified into net loss upon acquisition of noncontrolling interest	(444)	—
Total other comprehensive (loss) income, net of income taxes	(650)	109
Consolidated comprehensive loss	(5,460)	(5,060)
Less: Comprehensive loss attributable to noncontrolling interest	72	39
Comprehensive loss attributable to Identiv, Inc. common stockholders	$(5,388)	$(5,021)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Three Months Ended March 31, 2015

(In thousands)

(unaudited)

	Identiv, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2014	10,640	$11	$389,401	$(4,572)	$(338,670)	$1,699	$(1,737)	$46,132
Net loss	—	—	—	—	(4,743)	—	(67)	(4,810)
Other comprehensive loss	—	—	—	—	—	(201)	(5)	(206)
Issuance of common stock to acquire share of noncontrolling interest	95	—	(1,216)	—	—	(444)	1,660	—
Issuance of common stock in connection with exercise of options and vesting of stock awards	41	—	6	—	—	—	—	6
Stock-based compensation expense	—	—	1,242	—	—	—	—	1,242
Repurchase of common stock	(59)	—	—	(606)	—	—	—	(606)
Balances, March 31, 2015	10,717	$11	$389,433	$(5,178)	$(343,413)	$1,054	$(149)	$41,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(4,810)	$(5,169)
Gain on sale of discontinued operations	—	(452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	729	752
Accretion of interest to related party liability	134	146
Amortization of debt issuance costs	116	1,734
Stock-based compensation expense	1,242	200
Changes in operating assets and liabilities:
Accounts receivable	3,763	(408)
Inventories	(1,060)	(1,241)
Prepaid expenses and other assets	(163)	(321)
Accounts payable	(1,451)	2,600
Payment obligation liability	(282)	(274)
Deferred revenue	(158)	(204)
Accrued expenses and other liabilities	(959)	(1,364)
Net cash used in operating activities	(2,899)	(4,001)
Cash flows from investing activities:
Capital expenditures	(169)	(262)
Proceeds from sale of business	—	1,286
Net cash (used in) provided by investing activities	(169)	1,024
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	14,000
Proceeds from capital raise, net of issuance costs	—	2,601
Proceeds from issuance of common stock under employee stock purchase plan and options and warrants exercised	6	37
Payments on financial liabilities	—	(6,824)
Repurchase of common stock	(606)	—
Net cash (used in) provided by financing activities	(600)	9,814
Effect of exchange rates on cash	208	82
Net (decrease) increase in cash	(3,460)	6,919
Cash of continuing operations, at beginning of period	36,547	5,095
Add: Cash of discontinued operations, at beginning of period	—	16
Less: Cash of discontinued operations, at end of period	—	—
Cash of continuing operations, at end of period	$33,087	$12,030
Non-cash investing and financing activities:
Common stock issued in connection with stock bonus and incentive plans	$—	$54
Common stock issued to acquire share of noncontrolling interest	$1,216	$—
Property and equipment included in accounts payable	$27	$96

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identiv, Inc. (“Identiv” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The Company may experience significant variations in demand for its products quarter to quarter and typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results. The December 31, 2014 balance sheet was derived from the audited financial statements as of that date.

Concentration of Credit Risk — One customer represented 21% of net revenue for the three months ended March 31, 2015, and one customer represented 15% of net revenue for the three months ended March 31, 2014.   One customer represented 12% of the Company’s accounts receivable balance at March 31, 2015.  Two customers accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2014 with each customer accounting for approximately 12% of the Company’s accounts receivable balance at year end.

Discontinued Operations — Financial information related to certain divested businesses of the Company is reported as discontinued operations for all periods presented as discussed in Note 2, Discontinued Operations. Reclassifications of prior period amounts related to discontinued operations have been made to conform to the current period presentation.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (ASU 2015-05”), which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-05 will have a material impact on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs on the balance sheet by requiring entities to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-03 will have a material impact on its condensed consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). Under ASU 2015-01, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Upon adoption, the Company may elect prospective or retrospective application. The Company does not expect the adoption of ASU 2015-01 will have a material impact on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern”, (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers" (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance is effective for the Company beginning January 1, 2018 and will provide the Company additional time to evaluate the method and impact that ASU 2014-09 will have on its condensed consolidated financial statements.

2. Discontinued Operations

During the fourth quarter of 2013, the Company’s Board of Directors (the “Board”) committed to a plan designed to simplify the Company’s business structure and to focus on high-growth technology trends within the security market. During the fourth quarter of 2013, the Company committed to sell its Rockwest Technology Group, Inc. d/b/a/ Multicard US (“Multicard US”) subsidiary to George Levy, Matt McDaniel and Hugo Garcia (the “Buyers”), the founders and former owners of the Multicard US business. The sale of the Multicard US subsidiary was completed on February 4, 2014 and was made pursuant to a Share Purchase Agreement dated January 21, 2014 between the Company and the Buyers whereby the Company agreed to sell 80.1% of its holdings in Multicard US to the Buyers for cash consideration of $1.2 million. Based on the carrying value of the assets and the liabilities attributed to Multicard US on the date of sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $0.5 million, net of income taxes of nil, in the condensed consolidated statement of operations for the three months ended March 31, 2014, which was included in income from discontinued operations, net of income taxes.

On June 30, 2014, the Company entered into an asset purchase agreement with a former employee to sell certain non-core assets consisting of inventory, some prepaid items, certain fully depreciated office equipment and certain intellectual property relating to one of its subsidiaries for cash consideration of $0.1 million. The sale of these non-core assets was completed on July 7, 2014.

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations (“ASC 205”) issued by the FASB, the results of Multicard US have been presented as discontinued operations in the condensed consolidated statements of operations for the three months ended March 31, 2014.

The key components of income from discontinued operations consist of the following (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Net revenue	$—	$835
Discontinued operations:
Income from discontinued operations, net of income taxes of nil	$—	$35
Adjustments to amounts reported previously for gain on sale of discontinued operations, net of income taxes of nil	—	(51)
Gain on sale of discontinued operations, net of income taxes of nil	—	503
Income from discontinued operations, net of income taxes	$—	$487

3. Fair Value Measurements

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. Under ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets;
●	Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and
●	Level 3 – Unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2015 and December 31, 2014, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

The Company’s only liability measured at fair value on a recurring basis is the contingent consideration related to the acquisition of idOnDemand, Inc. (“idOnDemand”). The sellers of idOnDemand (the “Selling Shareholders”) are eligible to receive limited earn-out payments (“Earn-out Consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of the Stock Purchase Agreement dated April 29, 2011 between the Company and the Selling Shareholders of idOnDemand (the “SPA”). The fair value of the Earn-out Consideration is based on achieving certain revenue and profit targets as defined under the SPA. The calculation of the Earn-out Consideration fair value for periods prior to the year ended December 31, 2014 was probability weighted and discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the Earn-out Consideration is classified as a Level 3 measurement as it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the Earn-out Consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the Earn-out Consideration at each reporting period. The number of shares issued to settle the obligation will be based on the Company’s 30-calendar day average price of the Company’s common stock immediately preceding the settlement date. Thus, in accordance with ASC 480, Distinguishing Liabilities from Equity, the fair value of the Earn-out Consideration is classified as a liability and is re-measured each reporting period through December 31, 2014, once the number of shares to settle the liability was set, the liability was no longer fair valued with the financial value being deemed the fair value of the shares set for settlement.

For the year ended December 31, 2014, the maximum amount for the Earn-out Consideration was $5.0 million. For the year ended December 31, 2014, the Company engaged a third party independent valuation firm to assist in the determination of the Earn-out Consideration liability. The Company recorded an earn-out obligation of $3.51 million as of December 31, 2014. The Earn-out Consideration liability was $3.51 million as of March 31, 2015.

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

As of March 31, 2015 and December 31, 2014, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. During the three months ended March 31, 2015, the Company determined that no privately-held investments were impaired. The amount of privately-held investments is included in other assets in the condensed consolidated balance sheets.

As of March 31, 2015 and December 31, 2014, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

4. Stockholders’ Equity

Reverse Stock Split

On May 22, 2014, the stockholders approved, and the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware effecting a one-for-ten reverse stock split. The reverse stock split did not change the par value of the Company’s common stock or the number of preferred stock authorized for issuance.

Common Stock Warrants

In connection with the Company’s entry into a consulting agreement in August 2014, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the Consultant Warrant was issued and quarterly thereafter. The Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of March 31, 2015, the Consultant Warrant is not fully vested and has not been exercised.

In connection with the Company’s entry into a credit agreement with Opus Bank (“Opus”) as discussed in Note 8, Financial Liabilities, the Company issued Opus a warrant to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90 (the “Opus Warrant”). The Opus Warrant is immediately exercisable for cash or by net exercise and expires on March 31, 2019. The shares issuable upon exercise of the Opus Warrant are to be registered at the request of Opus pursuant to the Registration Rights Agreement, dated March 31, 2014, between the Company and Opus. As of March 31, 2015, the Opus Warrant had not been exercised.

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

The Company issued warrants to purchase 409,763 shares of its common stock at an exercise price of $26.50 per share in a private placement to accredited and other qualified investors in November 2010 (the “2010 Private Placement Warrants”). The 2010 Private Placement Warrants are exercisable beginning on the date of issuance and expire on November 14, 2015.

Below is the summary of outstanding warrants issued by the Company as of March 31, 2015:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
Consultant Warrant	85,000	$10.70	August 13, 2014	August 13, 2019
Opus Warrant	100,000	9.90	March 31, 2014	March 31, 2019
2013 Private Placement Warrants	186,878	10.00	August 14, 2013	August 14, 2017
2010 Private Placement Warrants	369,169	26.50	November 14, 2010	November 14, 2015
Total	741,047

2011 Employee Stock Purchase Plan

In June 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). On December 18, 2013, the Compensation Committee of the Board suspended the ESPP effective January 1, 2014.  No additional shares will be authorized and no shares will be issued under the ESPP until further notice. As of March 31, 2015, there were 293,888 shares reserved for future purchase under the ESPP. Since the ESPP was suspended effective January 1, 2014, there was no stock-based compensation expense resulting from the ESPP included in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014.

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

Stock Bonus and Incentive Plans

In June 2010, the Company’s stockholders approved the 2010 Plan which granted cash and equity-based awards to executive officers, directors and other key employees as designated by the Compensation Committee of the Board. An aggregate of 300,000 shares of the Company’s common stock was reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the Company´s executives, directors and other key employees the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. Since the adoption of the 2011 Plan (described below), the Company utilizes shares from the 2010 Plan only for performance-based awards and all equity awards granted under the 2010 Plan are issued pursuant to the 2011 Plan.

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grants under the 2011 Plan, including shares rolled over from the 2007 Plan and 2010 Plan.

Stock Option Plans

A summary of activity for the Company’s stock option plans for the three months ended March 31, 2015 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2014	897,115	$12.09		$3,425,558
Granted	—	—
Cancelled or Expired	(24,388)	15.80
Exercised	(688)	8.00
Balance at March 31, 2015	872,039	$11.99	7.24	$374,867
Vested or expected to vest at March 31, 2015	799,420	$12.25	6.99	$339,349
Exercisable at March 31, 2015	406,673	$15.11	5.45	$144,478

The following table summarizes information about options outstanding as of March 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $8.40	179,175	7.94	$6.49	86,383	$6.94
$8.41 - $8.80	256,625	8.93	8.80	65,375	8.80
$8.81 - $11.30	174,976	8.89	10.84	18,655	10.06
$11.31 - $24.00	177,800	4.53	14.75	153,385	14.88
$24.01 - $43.40	83,463	1.93	30.17	82,875	30.20
$5.20 - $43.40	872,039	7.24	$11.99	406,673	$15.11

At March 31, 2015, there was $2.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 2.82 years.

Restricted Stock and Restricted Stock Units

The following is a summary of restricted stock and restricted stock unit (“RSU”) activity for the three months ended March 31, 2015:

	Number Outstanding	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2014	542,342	$13.74		$7,533,132
Granted	264,000	12.49
Vested	(39,921)	10.04
Forfeited	(22,000)	10.57
Balance at March 31, 2015	744,421	$13.34	1.65	$6,387,133

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 31, 2015, there was $7.2 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 3.15 years. As of March 31, 2015, an aggregate of 744,421 RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$29	$5
Research and development	69	18
Selling and marketing	239	51
General and administrative	869	126
Total	$1,206	$200

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2015 was as follows:

Exercise of outstanding stock options and vesting of RSUs	1,616,460
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	139,380
Noncontrolling interest in Bluehill AG	10,355
Warrants to purchase common stock	741,047
Contingent consideration for idOnDemand	321,429
Total	3,122,559

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2015 and 2014, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of common stock equivalents excluded from diluted loss per share relating to these securities was 2,689,291 common stock equivalents for the three months ended March 31, 2015, and 3,980,609 common stock equivalents for the three months ended March 31, 2014, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) at March 31, 2015 and December 31, 2014 consists of foreign currency translation adjustments totaling $1.1 million and $1.7 million, respectively. As a result of the acquisition of the noncontrolling interest in a subsidiary company, $0.5 million was reclassified out of AOCI into net loss during the three months ended March 31, 2015.

5. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2015	2014
Raw materials	$3,872	$3,272
Work-in-progress	477	571
Finished goods	5,573	5,411
Total	$9,922	$9,254

Property and equipment, net consists of (in thousands):

	March 31,	December 31,
	2015	2014
Building and leasehold improvements	$1,247	$1,298
Furniture, fixtures and office equipment	3,680	4,236
Plant and machinery	7,307	6,732
Purchased software	2,582	2,520
Total	14,816	14,786
Accumulated depreciation	(9,763)	(9,475)
Property and equipment, net	$5,053	$5,311

The Company recorded depreciation expense of $0.4 million and $0.4 million during the three months ended March 31, 2015 and 2014, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	March 31,	December 31,
	2015	2014
Accrued restructuring	$751	$1,377
Accrued professional fees	672	679
Income taxes payable	242	275
Other accrued expenses	1,897	2,140
Total	$3,562	$4,471

6. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by operating segment as of March 31, 2015 and December 31, 2014 and changes in the carrying amount of goodwill (in thousands):

	Premises	Credentials	Identity	All Other	Total
Balance at December 31, 2014	$7,783	$—	$1,070	$—	$8,853
Currency translation adjustment	—	—	(106)	—	(106)
Balance at March 31, 2015	$7,783	$—	$964	$—	$8,747

Of the total goodwill, a portion is designated in a currency other than U. S. dollars and is adjusted each reporting period for the change in foreign exchange rates between balance sheet dates.

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

During the quarter ended March 31, 2015, the Company noted no indicators of goodwill impairment and concluded no further testing necessary. The Company performed its annual impairment test for all reporting units during the fourth quarter of 2014 and concluded that there was no impairment to goodwill during the year ended December 31, 2014.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

	Existing	Customer	Trade
	Technology	Relationship	Name	Total
Amortization period (in years)	11.75	4.0 – 11.75	1.0

Gross carrying amount at December 31, 2014	$4,600	$10,701	$570	$15,871
Accumulated amortization	(1,914)	(4,657)	(570)	(7,141)

Intangible Assets, net at December 31, 2014	$2,686	$6,044	$—	$8,730

Gross carrying amount at March 31, 2015	$4,600	$10,701	$570	$15,871
Accumulated amortization	(2,026)	(4,908)	(570)	(7,504)

Intangible Assets, net at March 31, 2015	$2,574	$5,793	$—	$8,367

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three months ended March 31, 2015.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, respectively (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$112	$112
Selling and marketing	252	251
Total	$364	$363

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2015 (remaining nine months)	$1,092
2016	1,455
2017	1,455
2018	1,455
2019	1,455
Thereafter	1,455
Total	$8,367

7. Long-Term Payment Obligation

Hirsch Acquisition – Secure Keyboards and Secure Networks. Prior to the 2009 acquisition of Hirsch Electronics Corporation (“Hirsch”) by the Company, effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). At the time, Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s then President Lawrence Midland, who resigned as President of the Company effective July 31, 2014. Immediately following the acquisition, Mr. Midland owned 30% of Secure Keyboards and 9% of Secure Networks. Secure

Networks was dissolved in 2012 and Mr. Midland owned 24.5% of Secure Keyboards upon his resignation from the Company effective July 31, 2014.

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

The final payment to Secure Networks was made on January 30, 2012. The Company’s payment obligations under the 2009 Settlement Agreement to Secure Keyboards will continue through the calendar year ending December 31, 2020, with the final payment due on January 30, 2021, unless the Company elects at any time on or after January 1, 2012 to earlier satisfy its obligations by making a lump-sum payment to Secure Keyboards. The Company does not intend to make a lump-sum payment and therefore a portion of the payment obligation amount is classified as a long-term liability in the condensed consolidated balance sheets.

The Company included $0.1 million of interest expense during the three months ended March 31, 2015 and 2014 in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of March 31, 2015 is as follows (in thousands):

2015 (remaining nine months)	$877
2016	1,205
2017	1,253
2018	1,304
2019	1,356
Thereafter	1,892
Present value discount factor	(1,855)
Total	$6,032

8. Financial Liabilities

Financial liabilities consist of (in thousands):

	March 31,	December 31,
	2015	2014

Secured term loan	$10,000	$10,000
Bank revolving loan facility	4,300	4,300
Less: Unamortized discount	(323)	(362)
Long-term financial liabilities	$13,977	$13,938

Bank Term Loan and Revolving Loan Facility

On March 31, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Opus. The Credit Agreement provides for a term loan in aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014 and an additional $2.0 million was drawn down during the three months ended June 30, 2014. On August 8, 2014, the Company repaid $1.7 million on the Revolving Loan Facility. In connection with the closing of the Credit Agreement, the Company repaid all outstanding amounts under its Loan and Security Agreement, dated as of October 30, 2012, as amended from time to time (the “Secured Debt Facility”) with Hercules. During the three months ended March 31, 2014, the Company recorded $1.6 million in additional interest expense in its condensed consolidated statement of operations related to the repayment of the Secured Debt Facility. The total amount of $1.6 million in interest expense included $0.9 million related to a write-off of deferred costs, $0.6 million related to a write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Loan Agreement and the forfeiture of a facility charge paid at the inception of the Loan. The proceeds of the Term Loan and the initial proceeds under the

Revolving Loan Facility, after payment of fees and expenses and all outstanding amounts under the Secured Debt Facility, were approximately $7.8 million. The obligations of the Company under the Credit Agreement are secured by substantially all assets of the Company. Certain of the Company’s material domestic subsidiaries have guaranteed the credit facilities and have granted Opus security interests in substantially all of their respective assets. The Company may voluntarily prepay the Term Loan and outstanding amounts under the Revolving Loan Facility, without prepayment charges, and is required to make prepayments of the Term Loan in certain circumstances or condemnation events using the proceeds of asset sales or insurance. On November 10, 2014, the Company entered into an amendment to its Credit Agreement which changed a number of the original terms of the Credit Agreement including interest charged, the monthly installment payment schedule, the maximum amount available under the revolving loan facility and the maturity date as well as certain other terms and conditions. Details of the amendment to the Credit Agreement are discussed below.

In connection with the Company’s entry into the Credit Agreement with Opus, the Company paid $170,000 in customary lender fees and expenses, including facility fees. As discussed in Note 4, Stockholders’ Equity, the Company issued the Opus Warrant  to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90. The Company calculated the fair value of the Opus Warrant using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 92.09%, risk-free interest rate of 1.73%, no dividend yield, and an expected life of five years. The fair value of the Opus Warrant was determined to be $0.8 million. The Opus Warrant is classified as equity in accordance with ASC 505 as the settlement of the warrants will be in shares and is within the control of the Company. The Company allocated both the cash and warrant (equity) consideration to Opus between Term Loan and Revolving Loan Facility using the relative fair value method. The Company recognized $0.9 million in issuance costs, both cash and equity, related to the Term Loan and Revolving Loan Facility. The cost consideration of $0.5 million allocated for the Term Loan is recorded as a discount on the Term Loan and is reported in the balance sheet as an adjustment to the carrying amount of the Term Loan. The remaining $0.4 million in issuance costs has been allocated to the Revolving Loan Facility as a deferred charge, pursuant to ASC 835-30, Imputation of Interest (“ASC 835-30”). The issuance costs and discounts on the Term Loan are amortized as interest expense in accordance with ASC 835-30 over the term of the Credit Agreement.

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

The Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Amended Credit Agreement also provides for customary financial covenants, including a minimum tangible net worth covenant, a maximum senior leverage ratio and a minimum asset coverage ratio. As of March 31, 2015, the Company was in compliance with all financial covenants. In addition, it contains customary events of default that entitle Opus to cause any or all of the Company’s indebtedness under the Amended Credit Agreement to become immediately due and payable. Events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, Opus may terminate its lending commitments and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Amended Credit Agreement to be immediately due and payable. The Company has considered the components of the material adverse change clause of the Amended Credit Agreement and determined the likelihood of default under the existing terms is remote. Accordingly, all amounts outstanding under the Amended Credit Agreement are classified as long-term in the accompanying condensed consolidated balance sheets.

The following table summarizes the timing of repayment obligations for the Company’s financial liabilities for the next five years under the current terms of the Credit Agreement as of March 31, 2015 (in thousands):

	2015	2016	2017	2018	Total
Bank term loan and revolving loan facility	$—	$—	$14,300	$—	$14,300

9. Income Taxes

The Company conducts business globally and, as a result, files federal, state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreement with a tax authority at any time. While the Company has accrued for amounts it believes are the probable outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the condensed consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal.

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

The Company generally is no longer subject to tax examinations for years prior to 2010. However, if loss carryforwards of tax years prior to 2010 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities. While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits would materially change in the next 12 months.

10. Segment Reporting and Geographic Information

ASC 280, Segment Reporting (“ASC 280”) establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available to its chief operating decision makers (“CODM”). The Company’s CODM is its CEO.

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

Net revenue and gross profit information by segment for the three months ended March 31, 2015 and March 31, 2014 is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Premises:
Net revenue	$4,672	$3,467
Gross profit	2,699	2,144
Gross profit margin	58%	62%
Identity:
Net revenue	2,594	5,020
Gross profit	1,003	2,237
Gross profit margin	39%	45%
Credentials:
Net revenue	7,157	7,161
Gross profit	2,042	1,606
Gross profit margin	29%	22%
All Other:
Net revenue	511	1,206
Gross profit	340	615
Gross profit margin	67%	51%
Total:
Net revenue	14,934	16,854
Gross profit	6,084	6,602
Gross profit margin	41%	39%
Operating expenses:
Research and development	1,992	1,502
Selling and marketing	4,995	5,035
General and administrative	3,065	3,043
Restructuring and severance	172	437
Total operating expenses:	10,224	10,017
Loss from operations	(4,140)	(3,415)
Non-operating income (expense):
Interest expense, net	(424)	(2,084)
Foreign currency losses, net	(227)	(93)
Loss from continuing operations before income taxes and noncontrolling interest	$(4,791)	$(5,592)

Geographic net revenue is based on customer’s ship-to location. Information regarding net revenue by geographic region for the three months ended March 31, 2015 and March 31, 2014 is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Americas	$9,958	$8,312
Europe and the Middle East	2,842	4,698
Asia-Pacific	2,134	3,844
Total	$14,934	$16,854
Revenues:
Americas	67%	49%
Europe and the Middle East	19%	28%
Asia-Pacific	14%	23%
Total	100%	100%

Long-lived assets by geographic location as of March 31, 2015 and December 31, 2014 are as follows (in thousands):

	March 31,	December 31,
	2015	2014
Property and equipment, net:
Americas
United States	$2,166	$2,134
Total Americas	2,166	2,134
Europe and the Middle East
Germany	511	1,252
Total Europe and the Middle East	511	1,252
Asia-Pacific
Singapore	2,329	1,867
Other	47	58
Total Asia-Pacific	2,376	1,925
Total property and equipment, net	$5,053	$5,311

11. Restructuring and Severance

During the first quarter of 2014, certain employees related to non-core functions were terminated as part of management’s efforts to simplify business operations. As a result, the Company recorded $0.4 million in restructuring and severance costs in its consolidated statements of operations for the three months ended March 31, 2014, primarily related to severance paid or accrued for employees related to non-core functions.

During the three months ended March 31, 2015, additional severance costs were incurred for certain employees terminated as part of management’s continuing efforts to simplify business operations. As a result, the Company recorded $0.2 million in restructuring and severance costs and other closure related costs in its condensed consolidated statements of operations for the three months ended March 31, 2015. In addition, the Company recorded an additional $0.1 million in severance costs during the three months ended March 31, 2015 in general and administrative related to executive position eliminations in conjunction with recent corporate restructuring and cost reduction activities.

All unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the condensed consolidated balance sheets at March 31, 2015 and December 31, 2014. Restructuring and severance activities during the three months ended March 31, 2015 and March 31, 2014 were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Balance at beginning of period	$1,377	$1,149
Restructuring expense incurred for the period	172	437
Other cost reduction activities for the period	81	—
Payments and non-cash item adjustment during the period	(879)	(313)
Balance at end of period	$751	$1,273

12. Commitments and Contingencies

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of March 31, 2015 expire at various dates during the next five years.

The Company recognized rent expense of $0.4 million and $0.4 million for the three months ended March 31, 2015 and March 31, 2014, respectively, in its condensed consolidated statements of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s principal contractual commitments as of March 31, 2015 (in thousands):

	Operating Lease	Purchase Commitments	Other Contractual Commitments	Total
2015 (remaining nine months)	$1,239	$7,242	$466	$8,947
2016	1,250	—	4	1,254
2017	987	—	1	988
2018	193	—	—	193
2019	22	—	—	22
Thereafter	—	—	—	—
	$3,691	$7,242	$471	$11,404

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

13. Related Party Transactions

As discussed in Note 3, Fair Value Measurements, the Company recorded an earn-out obligation of $3.51 million as of December 31, 2014 related to the SPA (as defined in Note 3). The SPA provided for further consideration to be paid to the Selling Shareholders for each of the years or part years ended December 31, 2011, 2012, 2013 and 2014 based on the achievement of specific financial and sales performance targets, with the measurement of those achievements to be determined based on the financial records of idOnDemand. However, since the idOnDemand product group has been fully integrated into the Company since the acquisition and, as such, it was impractical to derive the discrete financial records of the related product group, the Company engaged a third party independent valuation firm to assist in the validation of the Earn-out Consideration liability as of December 31, 2014. The valuation was based on a calculation of the Company’s internal sales performance data as well as consideration of comparable companies’ metrics and data. The Board of Directors of the Company considered this valuation, among other factors, and approved the Earn-out Consideration liability for the period ended December 31, 2014.

As outlined in the SPA, certain of the Selling Shareholders included the Company’s former CEO and former CFO. The Earn-out Consideration was settled on May 11, 2015 through the issuance of 326,276 shares of the Company’s common stock. The Earn-out Consideration was distributed to the Selling Shareholders in proportion to their former shareholdings, which included 294,750 shares distributed to the Company’s former CEO and 921 shares distributed to the Company’s former CFO. Company common shares issued have a lock-up period of 12 months from date of issue.

14. Subsequent Events

In April 2015, the Company was served with a complaint (the “Complaint”) from a former employee alleging, among other things, certain expense reimbursement issues with respect to certain executive officers and certain other employees of the Company. The Board of Directors of the Company formed a special committee (the “Committee”) to investigate the allegations contained in the Complaint and related matters with the assistance of independent counsel. As a result of the ongoing investigation, the Company did not file its quarterly reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015.

On May 21, 2015, the Company received notification from NASDAQ that it no longer met the requirements for continued listing under NASDAQ’s listing rules because of the failure to file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. The Company subsequently submitted a plan of compliance to NASDAQ, and was given until November 16, 2015 to regain compliance with the continued listing requirements.  The plan of compliance included an undertaking to file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which had also become delinquent. The Company subsequently was unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.  On November 17, 2015, the Company received a notice from NASDAQ informing the Company that as a result of its failure  to regain compliance with the continued listing requirements by November 16, 2015, and because the September 30, 2015 Form 10-Q was also delinquent, the Company’s common stock was subject to delisting. The Company requested, was granted, and attended a hearing before the NASDAQ Listing Qualifications Panel (“the Panel”) to appeal the delisting determination. On January 26, 2016, the Company was notified that the

Panel had granted its request to remain listed on The NASDAQ Capital Market, subject to certain conditions. The Panel determined the Company’s common stock would remain listed subject to the Company becoming current with its periodic filings with the SEC by March 30, 2016, and the Company holding its annual meeting of stockholders on or before May 12, 2016. If the Company does not maintain compliance with the remainder of The NASDAQ Capital Market’s continued listing requirements on an ongoing basis and fails to timely comply with the conditions of the Panel’s decision, the Company’s common stock may be immediately delisted from The NASDAQ Capital Market.

On September 9, 2015, after reviewing the findings of the Committee, the Board of Directors appointed Steven Humphreys as the Chief Executive Officer of the Company, replacing Jason Hart, and appointed James Ousley Chairman of the Board.  Mr. Hart continued to serve as President and as a director of the Company until February 2, 2016, when Mr. Hart ceased serving as an officer and director of the Company in connection with a restructuring plan announced by the Company on February 2, 2016.

On December 4, 2015, the Company entered into an amendment (the “Credit Amendment”) to its credit agreement dated March 31, 2014, as amended (the “Credit Agreement”) with Opus Bank, a California commercial bank (the “Lender”). The Credit Amendment amended and restated Section 7.11(a) Financial Covenants to read as follows: “Tangible Net Worth. Permit the sum of the Consolidated Tangible Net Worth plus the amount shown on the Borrower’s current balance sheet for the 1994 Settlement Agreement to be less than the sum of $8,000,000 plus, an amount equal to 50% of the amount of any Cash proceeds from any equity or Subordinated Debt issued by the Borrower after December 1, 2015 as of the end of any fiscal quarter of the Borrower measured quarterly beginning at the end of the fiscal quarter ending December 31, 2015.”

In addition, the Lender waived any Default or Event of Default arising under the Credit Agreement due to the failure of the Company to comply with the requirements of Section 7.11(a) of the Credit Agreement (Tangible Net Worth) for the quarter ended September 30, 2015.

On December 7, 2015, the Company and certain of its present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Ruggiero v. Identiv, Inc., et al., Case No. 15-cv-05583.  The complaint in that lawsuit alleged violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934 based on allegations that the Company made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  The complaint sought unspecified monetary damages, reasonable costs and attorneys’ fees, and equitable and injunctive relief.  On December 16, 2015, that lawsuit was voluntarily dismissed without prejudice.

Between December 2015 and February 2016, a number of other shareholder lawsuits were filed.  On December 16, 2015, the Company and certain of its present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934.  In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of the Company’s present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-JCS, alleging breach of fiduciary duty and abuse of control claims.  On January 25, 2016, certain of the Company’s present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of the Company’s present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that the Company made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  The Company intends to vigorously defend against these lawsuits.  The Company cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm its business and have a material adverse impact on its financial condition.

On January 27, 2016, the Company commenced the implementation of a worldwide restructuring plan designed to refocus the Company’s resources on its core business segments, including physical access and transponders, and to consolidate its operations in several worldwide locations. The restructuring plan includes a reduction of approximately 25% of the Company’s non-manufacturing employee base, reallocates overhead roles into direct business activities and eliminates certain management and executive roles.

In connection with the restructuring, the Company estimates that it will incur aggregate cash charges of approximately $1.6 million to $2.0 million, consisting of approximately $1.5 million to $1.75 million related to severance payments to employees and approximately $100,000 to $250,000 in lease termination fees. The majority of the charges are expected to be paid out during the first quarter of 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 23, 2015, as amended. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms the “Company,” “Identiv,” “we” and “us” as used herein refers collectively to Identiv, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Identiv is a global security technology company that secures data, physical places and things. Global organizations in the government, education, retail, transportation, healthcare and other markets rely upon our solutions. We empower them to create safe, secure, validated and convenient experiences in schools, government offices, factories, transportation, hospitals and virtually every type of facility and for every type of product.

At the beginning of September 2013, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations. Following the changes in our organizational structure, we changed our operating segments to focus on the following solutions:

•	Premises solutions securing buildings via an integrated access control system.
•

Information solutions securing enterprise information including PCs, networks, email encryption, login, and printers via delivery of smart card reader products and identity management via our idOnDemand service.

•	Everyday items solutions securing connected items, including electronic toys, medical devices, wearables and other internet of things applications

The foundation of our business are our expertise in RFID and access control, our close customer relationships that allow us to develop customer-relevant products, and our core value of quality.

To deliver these solutions, the Company has organized its operations into four reportable business segments, principally by product families: Premises, Identity, Credentials and All Other.

Premises

The foundation of our premises business is the Hirsch line of controllers including the advanced MX line, Hirsch's Velocity management software and our ICPAM software, EDGE controller and reader package. Our modular Hirsch MX controllers are designed to be scalable, allowing customers to start with a small system and expand over time. Hirsch MX controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity software. The Hirsch Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail.

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

Identity

Our Identity products include smart card readers, which includes a broad range of contact, contactless, portable and mobile smart card readers, tokens and terminals that are utilized around the world to enable logical (i.e., PC, network or data) access and security and identification applications, such as national ID, payment, e-Health and e-Government.

Related to our reader product line, we are a leading provider in the definition and provisioning of access cards and other devices to allow users to conveniently and securely access their facilities and resources, and to empower facilities and security administrators to deploy exactly the solutions they want to provide the optimal mix of cost, security and convenience to their user community, whether students, hospital patients, military and government personnel, consumers or a vast array of users.

Credentials

Our Credentials products include NFC and radio frequency identification (“ RFID”) products — including inlays and inlay-based cards — labels, tags and stickers, as well as other radio frequency (“RF”) and IC components. These products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of physical applications, including electronic entertainment games, loyalty cards, mobile payment systems, transit and event ticketing, and brand authenticity from pharmaceuticals to consumer goods, hospital resource management and many others.

Leveraging our expertise in RFID, physical access and physical authentication, we're developing new solutions to extend our platforms across a wide variety of physical use cases.  The next major opportunity in our connected world is the Internet of things, which fundamentally is about physical things.  We believe our core strength in physical access and physical instrumentation (RFID)  markets, our well-established platforms and our deep knowledge of the relevant technologies, position us well in this growth market.

All Other

The All Other segment includes products, such as Chipdrive and Digital Media readers. The products included in the All Other segment do not meet the quantitative thresholds for determining reportable segments and therefore have been combined for reporting purposes.

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

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in California, and Chennai, India and local operations and sales facilities in Australia, Germany, Hong Kong, India, Japan, Singapore and the U.S. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

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

Another important action was the divestiture of businesses that were determined to be non-core to our ongoing strategy. In December 2013 we completed the sale of our Multicard and payment solution subsidiaries in Europe, in February 2014 we completed the sale of our Rockwest Technology Group, Inc. d/b/a/ Multicard US (“Multicard US”) subsidiary and in July 2014, we sold certain non-core assets related to one of our subsidiaries. We have accounted for these divested businesses as discontinued operations, and the statements of operations reflect the discontinuance of these businesses. For more information, see Note 2, Discontinued Operations in the accompanying notes to our unaudited condensed consolidated financial statements.

Starting in 2014, our operating segments align to our current market strategy. We reported our financial results under these segments beginning with our Quarterly Report on Form 10-Q for the first quarter of 2014.

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014

Americas	$9,958	$8,312
Europe and the Middle East	2,842	4,698
Asia-Pacific	2,134	3,844
Total	$14,934	$16,854
Revenues
Americas	67%	49%
Europe and the Middle East	19%	28%
Asia-Pacific	14%	23%
Total	100%	100%

Net Revenue Trends

Net revenue in the three months ended March 31, 2015 was down 11% compared with the first three months of 2014. Approximately 48% of our net revenue in the three months ended March 31, 2015 came from our Credentials segment. Net revenue in the Credentials segment for both the three months ended March 31, 2015 and 2014 was $7.2 million. Net revenue in our Premises segment reflect higher sales in the three months ended March 31, 2015 partly due to a rebound in activity related to U.S. Government entities, which was weak in the first quarter of 2014. The growth in our net revenue in the Premises segment has been partially offset by a 48% decline in net revenue in our Identity segment. The net revenue decline in our Identity segment reflects continued weakness in sales of smart card readers within Europe and the Middle East where sales activity has declined due to continuing economic uncertainty in the region. Premises products accounted for 31% of our business in the three months ended March 31, 2015 and our Identity products accounted for 17% of our net revenue.

Net Revenue in the Americas. Net revenue in the Americas was approximately $10.0 million in the first three months of 2015, accounting for 67% of total net revenue and up 20% compared with $8.3 million in the first three months of 2014. Net revenue from physical access control solutions for security programs within various U.S. government agencies, as well as RFID and NFC products, inlays and tags comprise a significant proportion of our net revenue in the Americas region.

Net revenue in our Premises and Credential segments in the Americas increased by approximately 35% and 18%, respectively in the first three months of 2015 compared with the same period of the previous year. Premises net revenue increases were primarily due to an increase in orders for physical access control solutions from federal and state agency customers. Credential net revenue increases were primarily due to continued strong demand in North America for electronic game toy pieces and other Internet of Things applications. Net revenue from our Identity segment was relatively unchanged compared to the same period of the previous year.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our solution for Trusted Premises access is an attractive offering to help federal agency customer’s move towards compliance with federal directives and mandates. To expand our sales opportunities in the United States in general and with our U.S. Government customer in particular, we have strengthened our U.S. sales organization and reopened a sales presence in Washington D.C.

Net Revenue in Europe, the Middle East, and Asia-Pacific. Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $5.0 million in the first three months of 2015, accounting for 33% of total net revenue and down 42% compared with $8.5 million in the first three months of 2014. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our larger customers. Sales of Identity readers and RFID & NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Identity products decreased by approximately 60% in the first three months of 2015 compared with the same period of the previous year, as the first quarter of 2014 included the completion of a large order to a significant customer in Germany as well as large orders from two significant customers in Asia. In the three months ended March 31, 2015, we did not see a repeat of these major orders as these customers had recently placed significant fourth quarter 2014 orders.  Identity readers comprised approximately 34% of the net revenue throughout this region in the first three months of 2015. Net revenue from our Credentials products, which comprise approximately 40% of the sales in this region, declined by approximately 36% in the first three months of 2015 compared with the same period of the previous year as sales in Europe were negatively impacted by the transfer of local production of NFC inlays and tags to Singapore following the end of the second quarter of 2014. Net revenue from our Premises products increased by 35% in the first three months of 2015 compared with the same period of the previous year, primarily driven by the completion of projects in the Middle East involving our physical access control solutions.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our premises solutions to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year. However, the usual seasonal trend can be negatively impacted by actions such as government shutdowns and the passing of continuing resolutions which can act to delay the completion of certain projects. Sales of our identity reader chips, many of which are sold to government agencies worldwide, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on differing commercial and global government budget cycles.  Lower sales are expected in the U.S. in the first half, and in particular the first quarter of the year, with higher sales typically in the second half of each year. In Asia-Pacific, with fiscal year-ends in March and June, order demand can be high in the first quarter as customers attempt to complete projects before the end of the fiscal year. Accordingly, our net revenue levels in the first quarter each year often depends on the relative strength of project completions and sales mix between our U.S. customer base and our International customer base.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e. research and development, selling and marketing, and general and administrative spending) increased 5% in the first three months of 2015 compared with the same period of 2014. Research and development spending increased by 33% in the first three months of 2015 compared with the same period of 2014, mainly due to the transfer of existing employees into research and development and the addition of new employees, leading to higher payroll costs and travel expenses, as well as higher costs for external services and contractors. Selling and marketing spending in the first three months of 2015 was down by less than 1% compared with the first three months of 2014, due to the stabilization of sales and marketing organization headcount and marketing program spending. General and administrative spending in the first three months of 2015 increased less than 1% from the same period in the previous year, as staff reductions initiated in the fourth quarter of 2013 to simplify our business structure and streamline our operations offset increases in stock-based compensation. These actions are further discussed under “Simplification and Streamlining of our Business” below.

Simplification and Streamlining of our Business

In September 2013, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations. As a consequence of our strategic review in late 2013 and early 2014, we disposed of non-core or under-performing businesses, including our Multicard US subsidiary and certain operations related to our ACiG Technology, Inc. subsidiary. We believe that these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable global opportunities in the security market. To further simplify our business and streamline our operations, we have restructured our organization to operate as a single, unified company rather than as a group of individual businesses. This restructuring has included the realignment of our management team and our operational activities by function (for example engineering, sales, marketing, customer service and information technology), which allows us to manage key activities on a global basis. With the centralization of various functions, we have also eliminated several redundant positions.  Additionally, we completed the process of transferring various functions, such as corporate financial accounting and reporting from Germany to the U.S., in the third quarter of 2014. See Note 14, Subsequent Events in the accompanying notes to our condensed consolidated financial statements for more information.

To streamline production and operations in our Credentials business, we initiated the closure of our German production facility for RFID and NFC inlays, tags, and labels to consolidate production in our facility in Singapore. The closure of this facility was completed in the second quarter of 2014. We have in the past expanded production capacity with the addition of production and assembly lines at our existing facility in California and via partnerships with external manufacturers, and we are planning to further invest in our card production capabilities. Additionally, we continue to invest in enhancements to our data center infrastructure to support the expected growth of our cloud service offerings.

Restructuring and Severance

As a result of the actions discussed above, certain employees related to non-core functions were terminated. As a result, we recorded $0.4 million in restructuring, severance and other closure related costs during the three months ended March 31, 2014. In addition, we recorded an additional $0.2 million in severance costs during the three months ended March 31, 2015 primarily related to restructuring within our sales and marketing organization in conjunction with recent corporate restructuring and cost reduction activities.

Results of Operations

The amounts for 2014 have been adjusted for divested businesses as discussed in Note 2 Discontinued Operations, in the accompanying notes to our condensed consolidated financial statements. The following table includes segment net revenue and segment net profit information for our Premises, Identity, Credentials and All Other segments and reconciles gross profit to results of continuing operations before income taxes and noncontrolling interest:

	Three Months Ended March 31,
	2015	2014	% Change
Premises:
Net revenue	$4,672	$3,467	35%
Gross profit	2,699	2,144	26%
Gross profit margin	58%	62%
Identity:
Net revenue	2,594	5,020	(48%)
Gross profit	1,003	2,237	(55%)
Gross profit margin	39%	45%
Credentials:
Net revenue	7,157	7,161	(0%)
Gross profit	2,042	1,606	27%
Gross profit margin	29%	22%
All Other:
Net revenue	511	1,206	(58%)
Gross profit	340	615	(45%)
Gross profit margin	67%	51%
Total:
Net revenue	14,934	16,854	(11%)
Gross profit	6,084	6,602	(8%)
Gross profit margin	41%	39%
Operating expenses:
Research and development	1,992	1,502	33%
Selling and marketing	4,995	5,035	(1%)
General and administrative	3,065	3,043	1%
Restructuring and severance	172	437	(61%)
Total operating expenses:	10,224	10,017	2%
Loss from operations	(4,140)	(3,415)	21%
Non-operating income (expense):
Interest expense, net	(424)	(2,084)	(80%)
Foreign currency loss, net	(227)	(93)	144%
Loss from continuing operations before income taxes and noncontrolling interest	$(4,791)	$(5,592)	(14%)

Net Revenue

Total net revenue in the first quarter of 2015 was $14.9 million, down 11% compared with $16.9 million in the first quarter of 2014. Total net revenue was lower in the first quarter of 2015 primarily reflecting lower sales in our Identity segment partially offset by higher sales in our Premises segment. A more detailed discussion of net revenue by segment follows below.

We sell our products to customers in the government, enterprise and commercial markets to address vertical market segments including public services administration, military and defense, law enforcement, healthcare, education, banking, industrial, retail and critical infrastructure.

In our Premises segment, we provide solutions and services that enable the issuance, management and use of secure identity credentials in diverse markets. Our Premises segment includes products to secure buildings via an integrated access control system, and includes MX controllers, Velocity management software and TS door readers. Our modular Hirsch MX controllers are designed to be scalable, allowing customers to start with a small system and expand over time. Hirsch MX controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity software. The Hirsch Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. uTrust door readers provide unique features to support a number of security environments and standards. For example, uTrust Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered. uTrust TS readers support the majority of legacy card credentials with a robust next-generation platform that can help companies migrate to more secure credentials and technologies, including smart cards, NFC and government-issued credentials. Because of the complex nature of the problems we address for our Premises solutions customers, pricing pressure is not prevalent in this segment.

Net revenue in our Premises segment was $4.7 million in the first quarter of 2015, an increase of 35% from $3.5 million in the first quarter of 2014. The increase in the three months ended March 31, 2015 primarily was due to higher sales of physical access control solutions in the U.S., resulting from higher overall demand from U.S. Government customers compared to the prior year.

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

Net revenue in our Identity segment was $2.6 million in the first quarter of 2015, a decrease of 48% from $5.0 million in the first quarter of 2014. This decrease in Identity segment net revenue in 2015 was primarily the result of the timing of significant orders being received in the first quarter of 2014 from our German and Asian customers which were not repeated in 2015, and also reflects continuing economic uncertainty in the international markets we do business in as well as the negative impact of a strong U.S. dollar in the first quarter of 2015 compared to the same period in 2014.

In our Credentials segment, we offer access cards and RFID and NFC products, including cards, inlays, labels, tags and stickers, as well as other RF components. These products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of identity-based applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing. In our RFID and NFC product business, there is a trend towards a higher overall average selling price as we sell a higher proportion of finished tickets and tags in addition to our inlays. The margins for access cards have been relatively stable.

Net revenue in our Credentials segment was $7.2 million in both the first quarter of 2015 and 2014. Higher sales of RFID and NFC products in the U.S. were offset by declines in sales of RFID and NFC products in our international markets.

The All Other segment includes sales of our Chipdrive brand and Digital Media reader products.

Net revenue in our All Other segment was $0.5 million in the first quarter of 2015, down 58% from $1.2 million in the first quarter of 2014. Digital Media reader product sales were down significantly in the three months ended March 31, 2015 compared to the same period in 2014 and are expected to remain at low levels as certain customers are expected to exit this business.

Gross Profit

Gross profit for the first quarter of 2015 was $6.1 million, or 41% of revenues, compared with $6.6 million or 39% of net revenue in the first quarter of 2014. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable. Gross profit margins were up in 2015 primarily related to product mix and cost efficiencies resulting from the closure of our production facility in Germany.

In our Premises segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers was $2.7 million in the three months ended March 31, 2015 and $2.1 million in the three months ended March 31, 2014. Gross profit was higher in the March 31, 2015 as a direct result of higher sales in the Premises segment during the period. Gross profit margins in the Premises segment were lower in the three months ended March 31, 2015 at 58% compared to 62% in the three months ended March 31, 2014 as a greater portion of sales in the first quarter of 2015 included lower margin third party products.

In our Identity segment, gross profit on sales of information readers and modules as well as cloud-based credential provisioning and management services was $1.0 million in the three months ended March 31, 2015 compared to $2.2 million in the three months ended March 31, 2014. Gross profit was lower in the three months ended March 31, 2015 as a direct result of lower sales in the Identity segment during the period. Gross profit margins in the Identity segment were lower in the three months ended March 31, 2015, at 39%, compared to the three months ended March 31, 2014 of 45%, due to product mix and the negative impact of absorbing fixed overhead over a smaller revenue base in the period.

In our Credentials segment, gross profit on sales of RFID & NFC inlays and tags used in electronic entertainment applications was $2.0 million in the three months ended March 31, 2015 compared to $1.6 million in the three months ended March 31, 2014. Gross profit was higher in the three months ended March 31, 2015 as a result of cost efficiencies resulting from the closure of our production facility in Germany in the second quarter of 2014. Gross profit margins in the Credentials segment were higher in the first quarter of 2015 at 29% compared to 22% due to cost efficiencies gained from the closure of our production facility in Germany.

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

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2015 and March 31, 2014 is set forth below.

Research and Development

	Three Months Ended March 31,
	2015	2014	% Change
Research and development	$1,992	$1,502	33%
as a % of net revenue	13%	9%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

The higher research and development expenses in the first quarter of 2015 resulted mainly from the transfer of existing employees into research and development and the addition of new employees, leading to higher payroll costs and travel expenses, as well as higher costs for external services and contractors in the period. Research and development expenses in the first three months of 2014 benefited from the streamlining of activities resulting in lower material costs from a consolidation of the number of research and development projects.

Selling and Marketing

	Three Months Ended March 31,
	2015	2014	% Change
Selling and marketing	$4,995	$5,035	(1%)
as a % of net revenue	33%	30%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

The level of selling and marketing expenses represents the stabilization of sales and marketing organization headcount and marketing program spending resulting from our actions begun in 2013 to simplify our business structure and streamline our operations.

General and Administrative

	Three Months Ended March 31,
	2015	2014	% Change
General and administrative	$3,065	$3,043	1%
as a % of net revenue	21%	18%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

The stabilization of general and administrative expenses primarily resulted from our actions initiated in the third quarter of 2013 to streamline operations and refocus the company.

Restructuring and Severance Charges

	Three Months Ended March 31,
	2015	2014	% Change
Restructuring and severance	$172	$437	(61%)

Beginning in the first quarter of 2014, certain employees related to non-core functions were terminated, the process of transferring corporate financial accounting and reporting from Germany to the U.S. commenced, and certain manufacturing facilities were scheduled to close with activities consolidated within existing facilities as part of management’s efforts to simplify business operations following our strategic review in 2013. As a result, we recorded restructuring and severance charges of $0.4 million primarily related to restructuring, severance and other closure related costs during the three months ended March 31, 2014. During the three months ended March 31, 2015, the Company recorded an additional $0.2 million in severance costs, as part of management’s continuing efforts to simplify business operations.

See Note 11, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net

	Three Months Ended March 31,
	2015	2014	% Change
Interest expense, net	$424	$2,084	(80%)

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability to a former related party arising from our acquisition of Hirsch Electronics Corporation (“Hirsch”), offset by interest earned on invested cash. The higher net interest expense in the three months ended March 31, 2014 is due to our entry into a bank term loan and revolving loan facility on March 31, 2014 with Opus Bank (“Opus”) and repayment of all outstanding amounts under the secured debt facility with Hercules Technology Growth Capital, Inc. (“Hercules”). In connection with the repayment of our secured debt facility with Hercules, we recorded a $1.6 million charge to interest expense during the three months ended March 31, 2014 in our condensed consolidated statement of operations. The $1.6 million charge to interest expense included $0.9 million non-cash charge related to write-off of deferred costs, $0.6 million non-cash charge related to write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Hercules agreement and forfeiture of facility charge paid at the inception of the agreement.

See Note 7, Long-term Payment Obligation, and Note 8 Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Foreign Currency Loss, Net

	Three Months Ended March 31,
	2015	2014	% Change
Foreign currency loss, net	$227	$93	144%

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. dollar and the Euro and the Swiss franc, and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

	Three Months Ended March 31,
	2015	2014	% Change
Income tax provision	$(19)	$(64)	(70%)
Effective tax rate	0%	1%

As of March 31, 2015, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded a minimal income tax provision during the three months ended March 31, 2015. The effective tax rates for the three months ended March 31, 2015 and March 31, 2014 differ from the federal statutory rate of 34% primarily due to a change in valuation allowance and, the benefit of taxable earnings in certain foreign jurisdictions, which are subject to lower tax rates.

Discontinued Operations

In November 2013, we committed to a plan to sell our Multicard US business and completed the sale of this business on February 4, 2014. Additionally, we entered into an asset purchase agreement to sell certain non-core assets related to one of our subsidiaries to a former employee in June 2014 and completed the sale of these non-core assets in July 2014. All of these businesses (collectively, our “divested businesses”) have been accounted for as discontinued operations in our accompanying unaudited condensed consolidated statements of operations.

No net revenue for the divested businesses was recorded during the three months ended March 31, 2015 and $0.8 million during the three months ended March 31, 2014. No income from discontinued operations before income taxes was recorded during the three months ended March 31, 2015 while $0.4 million was recorded during the three months ended March 31, 2014.

See Note 2, Discontinued Operations, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Liquidity and Capital Resources

As of March 31, 2015, our working capital, which we have defined as current assets less current liabilities, was $38.1 million, a decrease of $3.9 million compared to $42.0 million as of December 31, 2014. As of March 31, 2015, our cash balance was $33.1 million.

The following summarizes our cash flows for the three months ended March 31, 2015 and March 31, 2014 (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(2,899)	$(4,001)
Net cash (used in) provided by investing activities	(169)	1,024
Net cash (used in) provided by financing activities	(600)	9,814
Effect of exchange rates on cash	208	82
Net (decrease) increase in cash	(3,460)	6,919
Cash of continuing operations, at beginning of period	36,547	5,095
Add: Cash of discontinued operations, at beginning of period	—	16
Less: Cash of discontinued operations, at end of period	—	—
Cash of continuing operations, at end of period	$33,087	$12,030

Significant commitments that will require the use of cash in future periods include obligations under operating leases, a long-term payment obligation, secured note and revolver, purchase commitments and other obligations. Gross committed operating lease obligations were $3.7 million, the long-term payment obligation was $7.9 million, the bank term loan, revolving loan facility and interest related obligation were $15.8 million, and purchase commitments and other obligations were $7.7 million at March 31, 2015. Total commitments due within one year were $11.1 million and due thereafter were $24.0 million at March 31, 2015. These commitment levels as of March 31, 2015 are based on existing terms of our operating leases, obligations with suppliers, a liability to a former related party and an existing credit agreement, as amended with Opus.

Cash used in operating activities for the three months ended March 31, 2015 was primarily due to the net loss of $4.8 million and decreases in cash from net changes in operating assets and liabilities of $0.3 million which were partially offset by adjustments for certain non-cash items of $2.2 million, consisting primarily of depreciation, amortization, amortization of debt issue costs and stock-based compensation. For the three months ended March 31, 2014, cash used in operating activities was primarily due to the net loss of $5.2 million and decreases in cash from net changes in operating assets and liabilities of $1.2 million, adjustments for certain non-cash items of $2.8 million and the gain on sale of discontinued assets of $0.5 million.

Cash used in investing activities for the three months ended March 31, 2015 primarily reflects $0.2 million in capital expenditures.

Cash used in financing activities primarily reflects $0.6 million for the repurchase of common stock in  the three months ended March 31, 2015.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of March 31, 2015, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash positions held outside the U.S. are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the U.S. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2015, the amount of cash held at such subsidiaries was $1.8 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On October 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules. The Loan Agreement provided for a term loan in the aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million. The initial drawdown of $7.5 million was secured by a secured term promissory note dated October 30, 2012. As discussed below, we repaid all outstanding amounts under the Loan Agreement in connection with entering into a Credit Agreement (the “Credit Agreement”) with Opus on March 31, 2014.

On April 16, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with LPC, pursuant to which we had the right to sell to LPC up to $20 million in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. We directed LPC to purchase 496,500 shares of common stock from January 1, 2014 through September 10, 2014 for net consideration of $4.2 million.

On March 31, 2014, we entered into a Credit Agreement with Opus. The Credit Agreement provides for a term loan in the aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014 and an additional $2.0 million was drawn down during the three months ended June 30, 2014. In connection with the closing of the Credit Agreement, we repaid all outstanding amounts under the Loan Agreement, as amended with Hercules. The proceeds of the Term Loan and the initial loans under the Revolving Loan Facility, after payment of fees to Opus and expenses and all outstanding amounts under the Loan Agreement with Hercules, were approximately $7.8 million. Our obligations under the Credit Agreement are secured by substantially all assets of the Company. For additional information, see Note 8 Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements. On November 10, 2014, we entered into an amendment to the Credit Agreement which changed a number of terms of the Credit Agreement including interest charged, the monthly installment payment schedule, the maximum amount available under the revolving loan facility and the maturity date as well as certain other terms and conditions. For additional information concerning the amendment of the Credit Agreement, see Note 8 Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements.

On September 16, 2014, we sold 2,300,000 shares of our common stock in an underwritten public offering at $15.00 per share. We received net proceeds of approximately $31.6 million after deducting the underwriting discount and estimated offering expenses. For additional information, see Note 4 Stockholders’ Equity, in the accompanying notes to our unaudited condensed consolidated financial statements.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of March 31, 2015, we have a total accumulated deficit of $343.4 million. During the three months ended March 31, 2015, we sustained a consolidated net loss of $4.7 million. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including increased investment in marketing and sales capabilities to drive revenue growth, and continued investment in our cloud-based services, physical access control solutions, smart card reader products and RFID and NFC products.

Our consolidated financial statements as of December 31, 2014 were prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenues and cash flows to meet our obligations on a timely basis and our ability to raise financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. If events, such as reductions or delays in spending under various federal budget programs, cause a significant adverse impact on our revenues, expenses or savings from our cost reduction activities, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We believe our recent raising of funds through public and private offerings of equity securities and the increase in our line of credit and change in terms in our amendment to our Credit Agreement with Opus provides sufficient working capital to fund operations and continue as a going concern for the next 12 months.

Over the longer term, we believe our existing cash balance, together with available credit under our Amended Credit Agreement and our ability to raise capital through public and private offerings will be sufficient to satisfy our working capital needs to fund operations. However, there can be no assurance that additional capital, if required, will be available to us or that such capital will be available to us on acceptable terms.

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

During the three months ended March 31, 2015, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014, except as noted below.

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

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) ASC 605-25, Revenue Recognition – Multiple Element Arrangements, and, in certain transactions, ASC 985 Software – Revenue Recognition.

In multiple-element arrangements, some sales arrangement are accounted for under the software provisions of ASC 985-605 and others under the provisions that relate to the sale of non-software products.

In multiple-element arrangements that include a hardware, bundled with professional services, maintenance contracts, and in some cases with its software products, the Company evaluates each element, delivered and undelivered, in an arrangement to determine whether it represents a separate unit of accounting. In these multiple element arrangements, revenue is allocated among all elements, delivered and undelivered, based on a vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors, including pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles. Some of the Company’s offerings contain a significant element of proprietary technology and provide substantially unique features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, typically the Company is not able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration.

In multiple-element arrangements that include software, the Company accounts for each element under the standards of ASC 985-605 related to software. When software is a delivered element, the Company uses the residual method (ASC 605-25) for determining the amount of revenue to recognize for the delivered software component if VSOE for all of the undelivered elements has been established. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

Revenue from professional services contracts is recognized upon completion of services and customer acceptance, if applicable. Professional services include security system integration, system migration and database conversion services. Revenue from maintenance contracts is deferred and recognized ratably over the period of the maintenance contracts. Certain sales arrangements contain hardware, software and professional service elements where professional services are essential to the functionality of the hardware and software system and a test of the functionality of the complete system is required before the customer accepts the system. As a result, hardware, software and professional service elements are accounted for as one unit of accounting and revenue from these arrangements is recognized upon completion of the project.

Recent Accounting Pronouncements

See Note 1 Organization and Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report for a full description of recent accounting pronouncements, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2015. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the three months ended March 31, 2015, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and interim CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and interim CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and interim CFO, concluded that as of March 31, 2015, our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control over Financial Reporting.  Notwithstanding the material weakness discussed below, our management, including our CEO and interim CFO, has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management, including our CEO and interim CFO, assessed our internal control over financial reporting as of March 31, 2015. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2015, due to the following material weakness.

Inadequate design and application of controls related to financial statement close process – Management determined that the design and operating effectiveness of our controls over the financial statement close process related to the application of our accounting policies and the presentation of disclosures in the financial statements has been inadequate.  Specifically, this material weakness arises from insufficient review and oversight of the recording of complex and non-routine transactions due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP. A similar material weakness was previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and 2013, and a remediation plan was implemented.  However in 2015, in the context of managing a significant change in accounting systems and organizational structure, the loss of legacy knowledge in respect of our old consolidation system, the diversion of resources related to an internal investigation which delayed the filing of our quarterly reports on Form 10-Q, and other external factors, it became apparent that all the information necessary to record complex and non-routine transactions has not been available and addressed timely, resulting in a number of late accounting adjustments.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

A number of remediation actions and organizational changes have already been enacted to address specific control weaknesses identified in our revenue and expenditure cycles, and we are committed to complete the move to a single accounting system across all our businesses during the course of 2016.  In particular, we expect the financial close and consolidation process will be carried out entirely within our new system environment from the second quarter of 2016.  Additionally, as part of our restructuring changes announced in the first quarter of 2016, we are continuing to streamline our global operations and concentrate our accounting and finance function in Orange County, California, close to our executive management and U.S. GAAP resources.  Management expects to complete the implementation of remediation measures, and as a result remediate the existing material weakness described above, during 2016.

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

Changes in Internal Controls over Financial Reporting

Other than the items noted above, we have made no changes to our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we could be subject to claims arising in the ordinary course of business or be a defendant in lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty, and the resolution of any such claims could be material.  See Note 14, Subsequent Events in the accompanying notes to our condensed consolidated financial statements for more information.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part I” of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of common stock during the quarter ended March 31, 2015:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
January 1 - 31, 2015	—	$—	—	$3,266,138
February 1 - 28, 2015	—	$—	—	$3,266,138
March 1 - 31, 2015	59,138	$10.25	49,110	$2,763,663

On October 9, 2014, the Board of Directors authorized a program to repurchase shares of our common stock. Under the stock repurchase program, we may repurchase up to $5.0 million of our common stock over a period of one year. The program allows stock repurchases from time to time at management’s discretion in the open market or in private transactions at prevailing market prices. The stock repurchase program may be limited or terminated at any time by the Board of Directors without prior notice. Additionally, during the quarter ended March 31, 2015, we repurchased 10,028 shares of our common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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

IDENTIV, INC.

March 28, 2016	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

March 28, 2016	By:	/S/ Steven Finney
Steven Finney
Interim Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.