Form 10-Q
period 2015-06-30
Identiv, Inc.
filed 2016-03-29
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

EXPLANATORY NOTE

Identiv, Inc. is filing this Quarterly Report on Form 10-Q late due to an investigation undertaken by a special committee of the Board of Directors, which investigation was completed in late 2015.  For more information, please see Note 14, Subsequent Events, included in Item 1. Unless otherwise indicated, the information in this Quarterly Report on Form 10-Q is as of as June 30, 2015.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except par value)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$30,846	$36,547
Accounts receivable, net of allowances of $301 and $156 as of June 30, 2015 and December 31, 2014, respectively	13,004	13,612
Inventories	12,475	9,254
Prepaid expenses	1,215	1,002
Other current assets	3,527	1,200
Total current assets	61,067	61,615
Property and equipment, net	4,954	5,311
Goodwill	7,783	8,853
Intangible assets, net	8,003	8,730
Other assets	1,126	1,371
Total assets	$82,933	$85,880
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$8,732	$8,372
Earn-out liability	—	3,510
Current portion - payment obligation	659	635
Deferred revenue	4,235	508
Accrued compensation and related benefits	2,113	2,139
Other accrued expenses and liabilities	5,000	4,471
Total current liabilities	20,739	19,635
Long-term payment obligation	5,218	5,545
Long-term financial liabilities	18,017	13,938
Other long-term liabilities	485	630
Total liabilities	44,459	39,748
Commitments and contingencies (see Note 12)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized; 11,365 and 10,884 shares issued and 11,056 and 10,640 shares outstanding as of June 30, 2015 and December 31, 2014, respectively	11	11
Additional paid-in capital	394,312	389,401
Treasury stock, 308 and 244 shares as of June 30, 2015 and December 31, 2014, respectively	(5,222)	(4,572)
Accumulated deficit	(351,597)	(338,670)
Accumulated other comprehensive income	1,119	1,699
Total Identiv, Inc. stockholders' equity	38,623	47,869
Noncontrolling interest	(149)	(1,737)
Total stockholders´ equity	38,474	46,132
Total liabilities and stockholders´equity	$82,933	$85,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net revenue	$15,587	$22,301	$30,521	$39,155
Cost of revenue	8,941	13,371	17,791	23,623
Gross profit	6,646	8,930	12,730	15,532
Operating expenses:
Research and development	2,340	1,731	4,332	3,233
Selling and marketing	5,467	5,731	10,462	10,766
General and administrative	5,536	2,867	8,601	5,910
Impairment of goodwill	988	—	988	—
Restructuring and severance	21	612	193	1,049
Total operating expenses	14,352	10,941	24,576	20,958
Loss from operations	(7,706)	(2,011)	(11,846)	(5,426)
Non-operating income (expense):
Interest expense, net	(465)	(506)	(889)	(2,590)
Foreign currency gain (loss), net	51	(159)	(176)	(252)
Loss from continuing operations before income taxes and noncontrolling interest	(8,120)	(2,676)	(12,911)	(8,268)
Income tax provision	(63)	9	(82)	(55)
Loss from continuing operations before noncontrolling interest	(8,183)	(2,667)	(12,993)	(8,323)
Income from discontinued operations, net of income taxes	—	57	—	544
Consolidated net loss	(8,183)	(2,610)	(12,993)	(7,779)
Less: Loss attributable to noncontrolling interest	(1)	(6)	66	35
Net loss attributable to Identiv, Inc. stockholders´ equity	$(8,184)	$(2,616)	$(12,927)	$(7,744)
Basic and diluted net income (loss) per share attributable to Identiv, Inc. stockholders´ equity:
Loss from continuing operations	$(0.75)	$(0.34)	$(1.20)	$(1.07)
Income from discontinued operations	—	0.01	—	0.07
Net loss	$(0.75)	$(0.33)	$(1.20)	$(1.00)
Weighted average shares used to compute basic and diluted loss per share	10,912	7,907	10,804	7,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Consolidated net loss	$(8,183)	$(2,610)	$(12,993)	$(7,779)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	64	72	(142)	181
Foreign currency translation reclassified into net loss upon acquisition of noncontrolling interest	—	—	(444)	—
Total other comprehensive income (loss), net of income taxes	64	72	(586)	181
Consolidated comprehensive loss	(8,119)	(2,538)	(13,579)	(7,598)
Less: Comprehensive (income) loss attributable to noncontrolling interest	—	(18)	72	21
Comprehensive loss attributable to Identiv, Inc. common stockholders	$(8,119)	$(2,556)	$(13,507)	$(7,577)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Six Months Ended June 30, 2015

(In thousands)

(unaudited)

	Identiv, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2014	10,640	$11	$389,401	$(4,572)	$(338,670)	$1,699	$(1,737)	$46,132
Net loss	—	—	—	—	(12,927)	—	(66)	(12,993)
Other comprehensive loss	—	—	—	—	—	(136)	(6)	(142)
Issuance of common stock in connection with settlement of earn-out	326	—	3,510	—	—	—	—	3,510
Issuance of common stock to acquire share of noncontrolling interest	95	—	(1,216)	—	—	(444)	1,660	—
Issuance of common stock in connection with exercise of options and vesting of stock awards	58	—	46	—	—	—	—	46
Stock-based compensation expense	—	—	2,571	—	—	—	—	2,571
Repurchase of common stock	(63)	—	—	(650)	—	—	—	(650)
Balances, June 30, 2015	11,056	$11	$394,312	$(5,222)	$(351,597)	$1,119	$(149)	$38,474

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(12,993)	$(7,779)
Gain on sale of discontinued operations	—	(449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,468	1,495
Impairment of goodwill and long-lived assets	988	—
Accretion of interest to related party liability	265	290
Amortization of debt issuance costs	324	1,877
Stock-based compensation expense	2,571	457
Changes in operating assets and liabilities:
Accounts receivable	3,744	(562)
Inventories	(3,513)	(1,207)
Prepaid expenses and other assets	(2,566)	(115)
Accounts payable	512	1,558
Payment obligation liability	(568)	(555)
Deferred revenue	406	(185)
Accrued expenses and other liabilities	529	(1,386)
Net cash used in operating activities	(8,833)	(6,561)
Cash flows from investing activities:
Capital expenditures	(410)	(544)
Proceeds from sale of business	—	1,286
Net cash (used in) provided by investing activities	(410)	742
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	4,000	16,000
Proceeds from capital raise, net of issuance costs	—	4,171
Proceeds from issuance of common stock under employee stock purchase plan and options and warrants exercised	46	46
Payments on financial liabilities	—	(7,211)
Repurchase of common stock	(650)	—
Net cash provided by financing activities	3,396	13,006
Effect of exchange rates on cash	146	227
Net (decrease) increase in cash	(5,701)	7,414
Cash of continuing operations, at beginning of period	36,547	5,095
Add: Cash of discontinued operations, at beginning of period	—	16
Less: Cash of discontinued operations, at end of period	—	—
Cash of continuing operations, at end of period	$30,846	$12,525
Non-cash investing and financing activities:
Common stock issued to settle earn-out obligation	$3,510	$—
Common stock issued in connection with stock bonus and incentive plans	$—	$356
Common stock issued to acquire share of noncontrolling interest	$1,216	$37
Property and equipment included in accounts payable	$51	$86

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identiv, Inc. (“Identiv” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period. The information included in this document should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The Company may experience significant variations in demand for its products quarter to quarter and typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results. The December 31, 2014 balance sheet was derived from the audited financial statements as of that date.

Concentration of Credit Risk — One customer represented 13% of net revenue for the three months ended June 30, 2015. One customer represented 17% of net revenue for the six months ended June 30, 2015. One customer represented 31% and 24% of net revenue for the three and six months ended June 30, 2014.  One customer represented approximately 25% of the Company’s accounts receivable balance, and at December 31, 2014, two customers each accounted for approximately 12% of the Company’s accounts receivable balance.

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

2. Discontinued Operations

During the fourth quarter of 2013, the Company’s Board of Directors (the “Board”) committed to a plan designed to simplify the Company’s business structure and to focus on high-growth technology trends within the security market. During the fourth quarter of 2013, the Company committed to sell its Rockwest Technology Group, Inc. d/b/a/ Multicard US (“Multicard US”) subsidiary to George Levy, Matt McDaniel and Hugo Garcia (the “Buyers”), the founders and former owners of the Multicard US business. The sale of the Multicard US subsidiary was completed on February 4, 2014 and was made pursuant to a Share Purchase Agreement dated January 21, 2014 between the Company and the Buyers whereby the Company agreed to sell 80.1% of its holdings in Multicard US, to the Buyers for cash consideration of $1.2 million. Based on the carrying value of the assets and the liabilities attributed to Multicard US on the date of sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $0.5 million, net of income taxes of nil, in the condensed consolidated statement of operations for the three months ended March 31, 2014, which was included in income from discontinued operations, net of income taxes.

On June 30, 2014, the Company entered into an asset purchase agreement with a former employee to sell certain non-core assets consisting of inventory, some prepaid items, certain fully depreciated office equipment and certain intellectual property relating to one of its subsidiaries for cash consideration of $0.1 million. The sale of these non-core assets was completed on July 7, 2014.

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations (“ASC 205”) issued by the FASB, the results of these businesses have been presented as discontinued operations in the condensed consolidated statements of operations for the three and six months ended June 30, 2014.

The key components of income from discontinued operations consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue	$—	$441	$—	$1,276
Discontinued operations:
Income from discontinued operations, net of income taxes of nil	$—	$60	$—	$95
Adjustments to amounts reported previously for gain on sale of discontinued operations, net of income taxes of nil	—	(3)	—	(54)
Gain on sale of discontinued operations, net of income taxes of nil	—	—	—	503
Income from discontinued operations, net of income taxes	$—	$57	$—	$544

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2015 and December 31, 2014, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

The Company’s only liability measured at fair value on a recurring basis was the contingent consideration related to the acquisition of idOnDemand, Inc. (“idOnDemand”). The sellers of idOnDemand (the “Selling Shareholders”) were eligible to receive limited earn-out payments (“Earn-out Consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of the Stock Purchase Agreement dated April 29, 2011 between the Company and the Selling Shareholders of idOnDemand (the “SPA”). The fair value of the Earn-out Consideration was based on achieving certain revenue and profit targets as defined under the SPA. The calculation of the Earn-out Consideration fair value for periods prior to the year ended December 31, 2014 was probability weighted and discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the Earn-out Consideration was classified as a Level 3 measurement as it was based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the Earn-out Consideration were highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the Earn-out Consideration at each reporting period. The number of shares issued to settle the obligation was based on the Company’s 30-calendar day average price of the Company’s common stock immediately preceding the settlement date. Thus, in accordance with ASC 480, Distinguishing Liabilities from Equity, the fair value of the Earn-out Consideration is classified as a liability and is re-measured each reporting period through December 31, 2014, once the number of shares to settle the liability was set, the liability was no longer fair valued with the financial value being deemed the fair value of the shares set for settlement.

For the year ended December 31, 2014, the maximum amount for the Earn-out Consideration was $5.0 million. For the year ended December 31, 2014, the Company engaged a third party independent valuation firm to assist in the determination of the Earn-out Consideration liability. The Company recorded an earn-out obligation of $3.51 million as of December 31, 2014. The Earn-out Consideration liability of $3.51 million was settled during the quarter ended June 30, 2015 by the issuance of common stock to the Selling Shareholders, including the Company’s former CEO and former CFO. The common shares issued have a lock-up period of 12 months from date of issue.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated. Goodwill and purchased intangible assets are measured at fair value primarily using discounted cash flow projections. During the quarter ended June 30, 2015, the Company noted certain indicators of impairment, including a sustained decline in its stock price and continued reduced performance in its Identity reporting unit. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the Identity reporting unit. As a result, goodwill relating to the Identity segment was determined to be fully impaired resulting in an impairment charge of $1.0 million which was recorded in the condensed consolidated statements of operations for the period. For additional discussion of measurement criteria used in evaluating potential impairment involving goodwill and intangible assets, refer to Note 6, Goodwill and Intangible Assets.

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

As of June 30, 2015 and December 31, 2014, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. During the three months ended June 30, 2015, the Company determined that no privately-held investments were impaired. The amount of privately-held investments is included in other assets in the condensed consolidated balance sheets.

As of June 30, 2015 and December 31, 2014, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

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

Common Stock Warrants

In connection with the Company’s entry into a consulting agreement in August 2014, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the Consultant Warrant was issued and quarterly thereafter. The Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of June 30, 2015, the Consultant Warrant is not fully vested and has not been exercised.

In connection with the Company’s entry into a credit agreement with Opus Bank (“Opus”) as discussed in Note 8, Financial Liabilities, the Company issued Opus a warrant to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90 (the “Opus Warrant”). The Opus Warrant is immediately exercisable for cash or by net exercise and expires on March 31, 2019. The shares issuable upon exercise of the Opus Warrant are to be registered at the request of Opus pursuant to the Registration Rights Agreement, dated March 31, 2014 between the Company and Opus. As of June 30, 2015, the Opus Warrant had not been exercised.

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

Below is the summary of outstanding warrants issued by the Company as of June 30, 2015:

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

2011 Employee Stock Purchase Plan

In June 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). On December 18, 2013, the Compensation Committee of the Board suspended the ESPP effective January 1, 2014.  No additional shares will be authorized and no shares will be issued under the ESPP until further notice. As of June 30, 2015, there were 293,888 shares reserved for future purchase under the ESPP. Since the ESPP was suspended effective January 1, 2014, there was no stock-based compensation expense resulting from the ESPP included in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014.

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

Stock Option Plans

A summary of activity for the Company’s stock option plans for the six months ended June 30, 2015 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2014	897,115	$12.09		$3,425,558
Granted	—	—
Cancelled or Expired	(70,075)	18.14
Exercised	(5,180)	8.01
Balance at June 30, 2015	821,860	$11.60	7.12	$59,279
Vested or expected to vest at June 30, 2015	763,031	$11.80	6.98	$53,864
Exercisable at June 30, 2015	402,168	$14.04	5.62	$22,627

The following table summarizes information about options outstanding as of June 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $8.40	164,042	8.01	$6.40	86,282	$6.75
$8.41 - $8.80	249,385	8.62	8.80	79,232	8.80
$8.81 - $10.99	168,476	8.88	10.85	12,644	9.90
$11.00 - $24.00	175,150	4.21	14.52	159,298	14.59
$24.01 - $43.40	64,807	2.11	29.61	64,712	29.61
$5.20 - $43.40	821,860	7.12	$11.60	402,168	$14.04

At June 30, 2015, there was $1.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 2.64 years.

Restricted Stock and Restricted Stock Units

The following is a summary of restricted stock and restricted stock unit (“RSU”) activity for the six months ended June 30, 2015:

	Number Outstanding	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2014	542,342	$13.74		$7,533,132
Granted	285,247	12.34
Vested and settled	(52,421)	14.53
Forfeited	(25,000)	10.54
Balance at June 30, 2015	750,168	$13.26	1.52	$4,418,492

Outstanding - Vested but not released	31,860
Outstanding - Unvested	718,308
Balance at June 30, 2015	750,168

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 30, 2015, there was $6.5 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.91 years. As of June 30, 2015, an aggregate of 718,308 RSUs were outstanding and unvested under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue	$35	$6	$64	$11
Research and development	70	18	139	36
Selling and marketing	309	(7)	548	44
General and administrative	788	240	1,657	366
Total	$1,202	$257	$2,408	$457

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2015 was as follows:

Exercise of outstanding stock options and vesting of RSU's	1,572,028
ESPP	293,888
Shares of common stock available for grants under the 2011 Plan	152,050
Noncontrolling interest in Bluehill AD	10,355
Warrants to purchase common stock	741,047
Total	2,769,368

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2015 and 2014, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of common stock equivalents excluded from diluted loss per share relating to these securities was 2,323,430 common stock equivalents for both the three and six months ended June 30, 2015, and 3,433,324 common stock equivalents for both the three and six months ended June 30, 2014.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) at June 30, 2015 and December 31, 2014 consists of foreign currency translation adjustments totaling $1.1 million and $1.7 million, respectively. As a result of the acquisition of the noncontrolling interest in a subsidiary company, $0.5 million was reclassified out of AOCI into net loss during the six month period ended June 30, 2015.

5. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	June 30,	December 31,
	2015	2014

Raw materials	$6,001	$3,272
Work-in-progress	575	571
Finished goods	5,899	5,411
Total	$12,475	$9,254

Property and equipment, net consists of (in thousands):

	June 30,	December 31,
	2015	2014
Building and leasehold improvements	$1,255	$1,298
Furniture, fixtures and office equipment	3,750	4,236
Plant and machinery	7,176	6,732
Purchased software	2,731	2,520
Total	14,912	14,786
Accumulated depreciation	(9,958)	(9,475)
Property and equipment, net	$4,954	$5,311

The Company recorded depreciation expense of $0.4 million and $0.4 million during the three months ended June 30, 2015 and 2014, respectively and $0.7 million and $0.8 million during the six months ended June 30, 2015 and 2014, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	June 30,	December 31,
	2015	2014
Accrued restructuring	$260	$1,377
Accrued professional fees	2,502	679
Income taxes payable	338	275
Other accrued expenses	1,900	2,140
Total	$5,000	$4,471

6. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by operating segment as of June 30, 2015 and December 31, 2014 and changes in the carrying amount of goodwill (in thousands):

	Premises	Credentials	Identity	All Other	Total
Balance at December 31, 2014	$7,783	$—	$1,070	$—	$8,853
Goodwill impairment during the period	—	—	(988)	—	(988)
Currency translation adjustment	—	—	(82)	—	(82)
Balance at June 30, 2015	$7,783	$—	$—	$—	$7,783

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

During the second quarter of 2015, the Company noted certain indicators of impairment, including a sustained decline in its stock price and continued reduced performance in its Identity reporting unit. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the Identity reporting unit. As a result, the Company concluded that the carrying value of goodwill for the Identity reporting unit was fully impaired and recorded an impairment charge of approximately $1.0 million in its condensed consolidated statements of operations during the second quarter of 2015.

The Company performed its annual impairment test for all reporting units during the fourth quarter of 2014 and concluded that there was no impairment to goodwill during the year ended December 31, 2014.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

	Existing	Customer	Trade
	Technology	Relationship	Name	Total
Amortization period (in years)	11.75	4.0 – 11.75	1.0

Gross carrying amount at December 31, 2014	$4,600	$10,701	$570	$15,871
Accumulated amortization	(1,914)	(4,657)	(570)	(7,141)

Intangible Assets, net at December 31, 2014	$2,686	$6,044	$—	$8,730

Gross carrying amount at June 30, 2015	$4,600	$10,701	$570	$15,871
Accumulated amortization	(2,138)	(5,160)	(570)	(7,868)

Intangible Assets, net at June 30, 2015	$2,462	$5,541	$—	$8,003

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three months ended June 30, 2015.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue	$112	$111	$224	$223
Selling and marketing	251	252	503	503
Total	$363	$363	$727	$726

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2015 (remaining six months)	$727
2016	1,455
2017	1,455
2018	1,455
2019	1,455
Thereafter	1,456
Total	$8,003

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

The final payment to Secure Networks was made on January 30, 2012. The Company’s payment obligations under the 2009 Settlement Agreement to Secure Keyboards will continue through the calendar year ending December 31, 2020, with the final payment due on January 30, 2021, unless the Company elects at any time on or after January 1, 2012 to earlier satisfy its obligations by making a lump-sum payment to Secure Keyboards. The Company does not intend to make a lump-sum payment and therefore a portion of the payment obligation amount is classified as a long-term liability in its condensed consolidated balance sheets.

The Company included $0.1 million and $0.3 million of interest expense during the three and six months ended June 30, 2015, respectively and $0.2 million and $0.3 million of interest expense during the three and six months ended June 30, 2014 in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of June 30, 2015 is as follows (in thousands):

2015 (remaining six months)	$572
2016	1,180
2017	1,227
2018	1,276
2019	1,327
Thereafter	2,072
Present value discount factor	(1,777)
Total	$5,877

8. Financial Liabilities

Financial liabilities consist of (in thousands):

	June 30,	December 31,
	2015	2014

Secured term loan	$10,000	$10,000
Bank revolving loan facility	8,300	4,300
Less: Unamortized discount	(283)	(362)
Long-term financial liabilities	$18,017	$13,938

Bank Term Loan and Revolving Loan Facility

On March 31, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Opus. The Credit Agreement provided for a term loan in aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014 and an additional $2.0 million was drawn down during the three months ended June 30, 2014. On August 8, 2014, the Company repaid $1.7 million on the Revolving Loan Facility. In connection with the closing of the Credit Agreement, the Company repaid all outstanding amounts under its Loan and Security Agreement, dated as of October 30, 2012, as amended from time to time (the “Secured Debt Facility”) with Hercules. During the three months ended March 31, 2014, the Company recorded $1.6 million in additional interest expense in its condensed consolidated statement of operations related to the repayment of the Secured Debt Facility. The total amount of $1.6 million in interest expense included $0.9 million related to a write-off of deferred costs, $0.6 million related to a write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Loan Agreement and the forfeiture of a facility charge paid at the inception of the loan. The proceeds of the Term Loan and the initial proceeds under the Revolving Loan Facility, after payment of fees and expenses and all outstanding amounts under the Secured Debt Facility, were approximately $7.8 million. The obligations of the Company under the Credit Agreement are secured by substantially all assets of the Company. Certain of the Company’s material domestic subsidiaries have guaranteed the credit facilities and have granted Opus security interests in substantially all of their respective assets. The Company may voluntarily prepay the Term Loan and outstanding amounts under the Revolving Loan Facility, without prepayment charges, and is required to make prepayments of the Term Loan in certain circumstances or condemnation events using the proceeds of asset sales or insurance. On November 10, 2014, the Company entered into an amendment to its Credit Agreement which changed a number of the original terms of the Credit Agreement including interest charged, the monthly installment payment schedule, the maximum amount available under the revolving loan facility and the maturity date as well as certain other terms and conditions. Details of the amendment to the Credit Agreement are discussed below.

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

On November 10, 2014, the Company entered into an amendment to its Credit Agreement dated March 31, 2014, with Opus (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the Revolving Loan Facility was increased from $10.0 million to $30.0 million and the revolving loan maturity date was extended to November 10, 2017. In addition, the Company will no longer be required to make scheduled monthly installment payments of principal under the Term Loan. Rather, the entire principal balance of the Term Loan will be due on March 31, 2017. Under the terms of the Amended Credit Agreement, both the principal amount of the Term Loan and the principal amount outstanding under the Revolving Loan Facility bear interest at a floating rate equal to: (a) if the Company holds more than $30.0 million in cash with Opus, the greater of (i) the prime rate plus 1.50% and (ii) 4.75%; (b) if the Company holds $30.0 million or less but more than $20.0 million in cash with Opus, the greater of (i) the prime rate plus 2.25% and (ii) 5.50%; or (c) if the Company holds $20.0 million or less in cash with Opus, the greater of (i) the prime rate plus 2.75% and (ii) 6.00%. Interest on both facilities continues to be payable monthly. Additionally, the Amended Credit Agreement (i) modifies certain loan covenants applicable to the Company’s stock repurchase plan (see above), (ii) removes from the loan collateral shares of the Company’s capital stock repurchased by the Company and (iii) extends the current tangible net worth covenant by one year. The Company paid .333% of the revolving loan facility as a lender fee in the aggregate amount of $100,000 upon the closing of the Amended Credit Agreement. In addition, the Company paid $75,000 in third party fees related to the debt modification. Under the relevant debt restructuring accounting guidance found in ASC 470, the amendment to the Credit Agreement on November 10, 2014 has been treated as a debt modification. The Opus and third party fees have been allocated to the Revolving Loan Facility as a deferred charge and to the discount on the Term Loan pursuant to ASC 470-50-40 and are being amortized as interest expense over the remaining term of the Amended Credit Agreement. The Company may voluntarily prepay the Term Loan and outstanding amounts under the Revolving Loan Facility, without prepayment charges, and is required to make prepayments of the Term Loan in certain circumstances using the proceeds of asset sales or insurance or condemnation events. During the quarter ended June 30, 2015, an additional $4.0 million was drawn down on the Revolving Credit Facility.

The Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Amended Credit Agreement also provides for customary financial covenants, including a minimum tangible net worth covenant, a maximum senior leverage ratio and a minimum asset coverage ratio. As of June 30, 2015, the Company was in compliance with all financial covenants. In addition, it contains customary events of default that entitle Opus to cause any or all of the Company’s indebtedness under the Amended Credit Agreement to become immediately due and payable. Events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, Opus may terminate its lending commitments and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Amended Credit Agreement to be immediately due and payable. The Company has considered the components of the material adverse change clause of the Amended Credit Agreement and determined the likelihood of default under the existing terms is remote. Accordingly, all amounts outstanding under the Amended Credit Agreement are classified as long-term in the accompanying condensed consolidated balance sheets.

The following table summarizes the timing of repayment obligations for the Company’s financial liabilities until the maturity date under the current terms of the Credit Agreement as of June 30, 2015 (in thousands):

	2015	2016	2017	Total
Bank term loan and revolving loan facility	$—	$—	$18,300	$18,300

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

Net revenue and gross profit information by segment for the three and six months ended June 30, 2015 and June 30, 2014 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Premises:
Net revenue	$4,564	$4,620	$9,236	$8,087
Gross profit	2,900	2,839	5,599	4,983
Gross profit margin	64%	61%	61%	62%
Identity:
Net revenue	3,267	3,768	5,861	8,788
Gross profit	1,459	1,847	2,462	4,084
Gross profit margin	45%	49%	42%	46%
Credentials:
Net revenue	7,379	13,171	14,536	20,332
Gross profit	2,060	3,796	4,102	5,402
Gross profit margin	28%	29%	28%	27%
All Other:
Net revenue	377	742	888	1,948
Gross profit	227	448	567	1,063
Gross profit margin	60%	60%	64%	55%
Total:
Net revenue	15,587	22,301	30,521	39,155
Gross profit	6,646	8,930	12,730	15,532
Gross profit margin	43%	40%	42%	40%
Operating expenses:
Research and development	2,340	1,731	4,332	3,233
Selling and marketing	5,467	5,731	10,462	10,766
General and administrative	5,536	2,867	8,601	5,910
Impairment of goodwill	988	—	988	—
Restructuring and severance	21	612	193	1,049
Total operating expenses:	14,352	10,941	24,576	20,958
Loss from operations	(7,706)	(2,011)	(11,846)	(5,426)
Non-operating income (expense):
Interest expense, net	(465)	(506)	(889)	(2,590)
Foreign currency gain (loss), net	51	(159)	(176)	(252)
Loss from continuing operations before income taxes and noncontrolling interest	$(8,120)	$(2,676)	$(12,911)	$(8,268)

Geographic net revenue is based on customer’s ship-to location. Information regarding net revenue by geographic region for the three and six months ended June 30, 2015 and June 30, 2014 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Americas	$9,992	$14,966	$19,950	$23,278
Europe and the Middle East	2,250	4,094	5,092	8,792
Asia-Pacific	3,345	3,241	5,479	7,085
Total	$15,587	$22,301	$30,521	$39,155
Revenues
Americas	65%	67%	65%	60%
Europe and the Middle East	14%	18%	17%	22%
Asia-Pacific	21%	15%	18%	18%
Total	100%	100%	100%	100%

Long-lived assets by geographic location as of June 30, 2015 and December 31, 2014 are as follows (in thousands):

	June 30,	December 31,
	2015	2014
Property and equipment, net:
Americas
United States	$2,226	$2,134
Total Americas	2,226	2,134
Europe and the Middle East
Germany	474	1,252
Total Europe and the Middle East	474	1,252
Asia-Pacific
Singapore	2,217	1,867
Other	37	58
Total Asia-Pacific	2,254	1,925
Total property and equipment, net	$4,954	$5,311

11. Restructuring and Severance

During the first six months of 2014, certain employees related to non-core functions were terminated as part of management’s efforts to simplify business operations. As a result, the Company recorded $1.0 million in restructuring and severance costs in its consolidated statements of operations for the six months ended June 30, 2014, primarily related to severance paid or accrued for employees related to non-core functions.

During the six months ended June 30, 2015, additional severance costs were incurred for certain employees terminated as part of management’s continuing efforts to simplify business operations. As a result, the Company recorded $0.2 million in restructuring and severance costs and other closure related costs in its condensed consolidated statements of operations for the six months ended June 30, 2015. In addition, the Company recorded an additional $0.1 million in severance costs during the six months ended June 30, 2015 in general and administrative related to executive position eliminations in conjunction with recent corporate restructuring and cost reduction activities.

All unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the condensed consolidated balance sheet at June 30, 2015 and December 31, 2014. Restructuring and severance activities during the six months ended June 30, 2015 and June 30, 2014 were as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Balance at beginning of period	$1,377	$1,149
Restructuring expense incurred for the period	193	1,049
Other cost reduction activities for the period	81	—
Payments and non-cash item adjustment during the period	(1,391)	(1,131)
Balance at end of period	$260	$1,067

12. Commitments and Contingencies

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of June 30, 2015 expire at various dates during the next five years.

The Company recognized rent expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2014, respectively, in its condensed consolidated statements of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s principal contractual commitments as of June 30, 2015 (in thousands):

	Operating Lease	Purchase Commitments	Other Contractual Commitments	Total
2015 (remaining six months)	$797	$8,439	$446	$9,682
2016	1,448	597	4	2,049
2017	989	—	1	990
2018	193	—	—	193
2019	22	—	—	22
Thereafter	—	—	—	—
	$3,449	$9,036	$451	$12,936

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

On May 21, 2015, the Company received notification from NASDAQ that it no longer met the requirements for continued listing under NASDAQ’s listing rules because of the failure to file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. The Company subsequently submitted a plan of compliance to NASDAQ, and was given until November 16, 2015 to regain compliance with the continued listing requirements.  The plan of compliance included an undertaking to file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which had also become delinquent. The Company subsequently was unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.  On November 17, 2015, the Company received a notice from NASDAQ informing the Company that as a result of its failure  to regain compliance with the continued listing requirements by November 16, 2015, and because the September 30, 2015 Form 10-Q was also delinquent, the Company’s common stock was subject to delisting. The Company requested and was granted a hearing before the NASDAQ Listing Qualifications Panel (“the Panel”) to appeal the delisting determination. On January 26, 2016, the Company was notified that the Panel had granted its request to remain listed on The NASDAQ Capital Market, subject to certain conditions. The Panel determined the Company’s common stock would remain listed subject to the Company becoming current with its periodic filings with the SEC by March 30, 2016, and the Company holding its annual meeting of stockholders on or before May 12, 2016. If the Company does not maintain compliance with the remainder of The NASDAQ Capital Market’s continued listing requirements on an ongoing basis and timely comply with the conditions of the Panel’s decision, the Company’s common stock may be immediately delisted from The NASDAQ Capital Market.

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

●	Premises solutions securing buildings via an integrated access control system.
●

Information solutions securing enterprise information including PCs, networks, email encryption, login, and printers via delivery of smart card reader products and identity management via our idOnDemand service.

●	Everyday items solutions securing connected items, including electronic toys, medical devices, wearables and other internet of things applications

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

Leveraging our expertise in RFID, physical access and physical authentication, we're developing new solutions to extend our platforms across a wide variety of physical use cases.  The next major opportunity in our connected world is the Internet of things, which fundamentally is about physical things.  We believe our core strength in physical access and physical instrumentation (RFID)  markets, our well-established platforms and our deep knowledge of the relevant technologies, position us well in this growth market

All Other

The All Other segment includes products, such as Chipdrive and Digital Media readers. The products included in the All Other segment do not meet the quantitative thresholds for determining reportable segments and therefore have been combined for reporting purposes.

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in California, and Chennai, India, and local operations and sales facilities in Australia, Germany, Hong Kong, India, Japan, Singapore and the U.S. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

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

Another important action was the divestiture of businesses that were determined to be non-core to our ongoing strategy. In December 2013 we completed the sale of our Multicard and payment solution subsidiaries in Europe, in February 2014 we completed the sale of our Rockwest Technology Group, Inc. d/b/a/ Multicard US (“Multicard US”) subsidiary and in July 2014, we sold certain non-core assets related to one of our subsidiaries. We have accounted for these divested businesses as discontinued operations, and the statements of operations reflect the discontinuance of these businesses. For more information, see Note 2 Discontinued Operations in the accompanying notes to our unaudited condensed consolidated financial statements.

Starting in 2014, our operating segments align to our current market strategy. We reported our financial results under these segments beginning with our Quarterly Report on Form 10-Q for the first quarter of 2014.

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Six Months Ended
	June 30,
	2015	2014

Americas	$19,950	$23,278
Europe and the Middle East	5,092	8,792
Asia-Pacific	5,479	7,085
Total	$30,521	$39,155
Revenues
Americas	65%	60%
Europe and the Middle East	17%	22%
Asia-Pacific	18%	18%
Total	100%	100%

Net Revenue Trends

Net revenue in the six months ended June 30, 2015 was down 22% compared with $39.2 million in the first six months of 2014. Approximately 48% of our net revenue in the six months ended June 30, 2015 came from our Credentials segment. Net revenue in the Credentials segment for the six months ended June 30, 2015 was $14.5 million compared to $20.3 million in the same period of 2014. Net revenue in our Premises segment for the six months ended June 30, 2015 was $9.2 million compared to $8.1 million in the same period of 2014 reflecting a rebound in activity related to U.S. Government entities, which was weak in the first six months of 2014. The growth in our net revenue in the Premises segment has been partially offset by a 33% decline in net revenue in our Identity segment. The net revenue decline in our Identity segment reflects continued weakness in sales of smart card readers within Europe and the Middle East where sales activity has declined due to continuing economic uncertainty in the region. Premises products accounted for 30% of our business in the six months ended June 30, 2015 and our Identity products accounted for 19% of our net revenue.

Net revenue in the Americas. Net revenue in the Americas was approximately $20.0 million in the first six months of 2015, accounting for 65% of total net revenue and down 14% compared with $23.3 million in the first six months of 2014. Net revenue from physical access control solutions for security programs within various U.S. government agencies, as well as RFID and NFC products, inlays and tags comprise a significant proportion of our net revenue in the Americas region.

Net revenue in our Premises and Identity segments in the Americas increased by approximately 14% and 11%, respectively in the first six months of 2015 compared with the same period of the previous year. Premises net revenue increases were primarily due to an increase in orders for physical access control solutions from federal and state agency customers. Net revenue from our Credential segment in the Americas declined 26% compared to the same period of the previous year. The Credential net revenue decrease was primarily due to the timing of orders in North America for electronic game toy pieces and other Internet of Things applications.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our solution for Trusted Premises access is an attractive offering to help federal agency customer’s move towards compliance with federal directives and mandates. To expand our sales opportunities in the United States in general and with orders sourced from U.S. Government agencies in particular, we have strengthened our U.S. sales organization and reopened a sales presence in Washington D.C.

Net revenue in Europe, the Middle East, and Asia-Pacific. Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $10.6 million in the first six months of 2015, accounting for approximately 35% of total net revenue and down 33% compared with $15.9 million in the first six months of 2014. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our larger customers. Sales of Identity readers and RFID & NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Identity products decreased by approximately 43% in the first six months of 2015 compared with the same period of the previous year, as the first quarter of 2014 included the completion of a large order to a significant customer in Germany as well as large orders from two significant customers in Asia. In the six months ended June 30, 2015, we did not see a repeat of these major orders as these customers had recently placed significant fourth quarter 2014 orders.  Identity readers comprise approximately 38% of the net revenue throughout this region in the first six months of 2015. Net revenue from our Credentials products, which comprise approximately 40% of the sales in this region, declined by approximately 34% in the first six months of 2015 compared with the same period of the previous year as sales in Europe were negatively impacted by the transfer of local production of NFC inlays and tags to Singapore following the end of the second quarter of 2014. Net revenue from our Premises products increased by 18% in the first six months of 2015 compared with the same period of the previous year, primarily driven by the completion of projects in the Middle East involving our physical access control solutions.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our premises solutions to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year. However, the usual seasonal trend can be negatively impacted by actions such as government shutdowns and the passing of continuing resolutions which can act to delay the completion of certain projects. Sales of our identity reader chips, many of which are sold to government agencies worldwide, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on differing commercial and global government budget cycles.  Lower sales are expected in the U.S. in the first half, and in particular the first quarter of the year, with higher sales typically in the second half of each year. In Asia and Australia, with fiscal year-ends in March and June, order demand can be high in the first half as customers attempt to complete projects before the end of the fiscal year. Accordingly, our net revenue levels in the first quarter and first half each year often depends on the relative strength of project completions and sales mix between our U.S. customer base and our International customer base.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e. research and development, selling and marketing, and general and administrative spending) increased 18% in the first six months of 2015 compared with the same period of 2014. Research and development spending increased by 34% in the first six months of 2015 compared with the same period of 2014, mainly due to the transfer of existing employees into research and development and the addition of new employees, leading to higher payroll costs and travel expenses, as well as higher costs for external services and contractors. Selling and marketing spending in the first six months of 2015 was down by 3% compared with the first six months of 2014, due to the stabilization of sales and marketing organization headcount and marketing program spending. General and administrative spending in the six months of 2015 increased 46% from the same period in the previous year due to a large increase in legal and professional fees in the second quarter and increases in stock-based compensation for the six month period.

Simplification and Streamlining of our Business

In September 2013, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations. As a consequence of our strategic review in late 2013 and early 2014, we disposed of non-core or under-performing businesses, including our Multicard US subsidiary and certain operations related to our ACiG Technology, Inc. subsidiary. We believe that these divestitures enhance our ability to focus our resources and investments on higher-growth and more profitable global opportunities in the security market. To further simplify our business and streamline our operations, we have restructured our organization to operate as a single, unified company rather than as a group of individual businesses. This restructuring has included the realignment of our management team and our operational activities by function (for example engineering, sales, marketing, customer service and information technology), which allows us to manage key activities on a global basis. With the centralization of various functions, we have also eliminated several redundant positions.  Additionally, we completed the process of transferring various functions, such as corporate financial accounting and reporting from Germany to the U.S., in the third quarter of 2014. See Note 14, Subsequent Events in the accompanying notes to our condensed consolidated financial statements.

To streamline production and operations in our Credentials business, we initiated the closure of our German production facility for RFID and NFC inlays, tags, and labels to consolidate production in our facility in Singapore. The closure of facility was completed in the second quarter of 2014. We have in the past expanded production capacity with the addition of production and assembly lines at our existing facility in California and via partnerships with external manufacturers, and we are planning to further invest in our card production capabilities. Additionally, we continue to invest in enhancements to our data center infrastructure to support the expected growth of our cloud service offerings.

Restructuring and Severance

As a result of these actions discussed above certain employees related to non-core functions were terminated. As a result, we recorded $1.0 million in restructuring, severance and other closure related costs during the six months ended June 30, 2014. In addition, we recorded an additional $0.2 million in severance costs during the six months ended June 30, 2015 primarily related to restructuring within our sales and marketing organization in conjunction with recent corporate restructuring and cost reduction activities.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Premises:
Net revenue	$4,564	$4,620	(1%)	$9,236	$8,087	14%
Gross profit	2,900	2,839	2%	5,599	4,983	12%
Gross profit margin	64%	61%		61%	62%
Identity:
Net revenue	3,267	3,768	(13%)	5,861	8,788	(33%)
Gross profit	1,459	1,847	(21%)	2,462	4,084	(40%)
Gross profit margin	45%	49%		42%	46%
Credentials:
Net revenue	7,379	13,171	(44%)	14,536	20,332	(29%)
Gross profit	2,060	3,796	(46%)	4,102	5,402	(24%)
Gross profit margin	28%	29%		28%	27%
All Other:
Net revenue	377	742	(49%)	888	1,948	(54%)
Gross profit	227	448	(49%)	567	1,063	(47%)
Gross profit margin	60%	60%		64%	55%
Total:
Net revenue	15,587	22,301	(30%)	30,521	39,155	(22%)
Gross profit	6,646	8,930	(26%)	12,730	15,532	(18%)
Gross profit margin	43%	40%		42%	40%
Operating expenses:
Research and development	2,340	1,731	35%	4,332	3,233	34%
Selling and marketing	5,467	5,731	(5%)	10,462	10,766	(3%)
General and administrative	5,536	2,867	93%	8,601	5,910	46%
Impairment of goodwill	988	—	100%	988	—	100%
Restructuring and severance	21	612	(97%)	193	1,049	(82%)
Total operating expenses:	14,352	10,941	31%	24,576	20,958	17%
Loss from operations	(7,706)	(2,011)	283%	(11,846)	(5,426)	118%
Non-operating income (expense):
Interest expense, net	(465)	(506)	(8%)	(889)	(2,590)	(66%)
Foreign currency gain (loss), net	51	(159)	(132%)	(176)	(252)	(30%)
Loss from continuing operations before income taxes and noncontrolling interest	$(8,120)	$(2,676)	203%	$(12,911)	$(8,268)	56%

Net Revenue

Total net revenue in the second quarter of 2015 was $15.6 million, down 30% compared with $22.3 million in the second quarter of 2014. For the six months ended June 30, 2015, total net revenue was $30.5 million, down 22% compared with $39.2 million for the comparable period for 2014. Total net revenue was lower in 2015 primarily reflecting lower sales in our Identity segment and lower second quarter sales in our Credentials segment which were partially offset in the six months ended June 30, 2015 by higher sales in our Premises segment. A more detailed discussion of net revenue by segment follows below.

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

Net revenue in our Premises segment was $4.6 million in the second quarter of 2015, the same as the second quarter of 2014. In the six months ended June 30, 2015, net revenue in our Premises segment was $9.2 million, an increase of 14% from $8.1 million in the six months ended June 30, 2014. The increase in the six months ended June 30, 2015 primarily was due to higher sales of physical access control solutions in the U.S., resulting from higher overall demand from U.S. Government customers compared to the prior year.

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

Net revenue in our Identity segment was $3.3 million in the second quarter of 2015, a decrease of 13% from $3.8 million in the second quarter of 2014. In the six months ended June 30, 2015, net revenue in our Identity segment was $5.9 million, a decrease of 33% from $8.8 million in the six months ended June 30, 2014. This decrease in Identity segment net revenue in the six month period ended June 30, 2015 was primarily the result of significant orders being received in the first quarter of 2014 from our German and Asian customers which were not repeated in 2015, and also reflects continuing economic uncertainty in the international markets we do business in as well as the negative impact of a strong U.S. dollar in the 2015 compared to the same period in 2014.

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

Net revenue in our Credentials segment was $7.4 million in the second quarter of 2015, a decrease of 44% from $13.2 million in the second quarter of 2014. In the six months ended June 30, 2015, net revenue in our Credentials segment was $14.5 million, a decrease of 29% from $20.3 million in the six months ended June 30, 2014. The Credential net revenue decreases in both the three and six months ended June 30, 2015 was primarily due to the timing of the receipt of orders in North America and Europe for electronic game toy pieces and other Internet of Things applications.

The All Other segment includes sales of our Chipdrive brand and Digital Media reader products.

Net revenue in our All Other segment was $0.4 million in the second quarter of 2015, down 49% from $0.7 million in the second quarter of 2014. In the six months ended June 30, 2015, net revenue in our All Other segment was $0.9 million, compared to $1.9 million in the six months ended June 30, 2014. Digital Media reader product sales were down significantly in the three and six months ended June 30, 2015 compared to the same periods in 2014 and are expected to remain at low levels as certain customers are expected to exit this business.

Gross Profit

Gross profit for the second quarter of 2015 was $6.6 million, or 43% of net revenue, compared with $8.9 million or 40% of net revenue in the second quarter of 2014. In the six months ended June 30, 2015, gross profit was $12.7 million, or 42% of net revenue, compared with $15.5 million, or 40% of net revenue in the six months ended June 30, 2014. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable. Gross profit margins were up in 2015 primarily related to product mix and cost efficiencies resulting from the closure of our production facility in Germany.

In our Premises segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers was $2.9 million in the three months ended June 30, 2015 and $2.8 million in the three months ended June 30, 2014, respectively, and $5.6 million and $5.0 million in the six months ended June 30, 2015 and 2014, respectively. Gross profit was higher in the six months ended June 30, 2015 as a direct result of higher sales in the Premises segment during the period. Gross profit margins in the Premises segment were higher in the three months ended June 30, 2015 at 64% compared to 61% in the three months ended June 30, 2014 as the second quarter of 2015 included fewer sales of lower margin third party products.

In our Identity segment, gross profit on sales of information readers and modules as well as cloud-based credential provisioning and management services was $1.5 million in the three months ended June 30, 2015 compared to $1.8 million in the three months ended June 30, 2014, and $2.5 million and $4.1 million in the six months ended June 30, 2015 and 2014, respectively. Gross profit was lower in the three and six months ended June 30, 2015 as a direct result of lower sales in the Identity segment during the period. Gross profit margins in the Identity segment were lower in the current year periods at 45% compared to 49% in the three months ended June 30, 2015 and 2014, respectively, and 42% compared to 46% in the six months ended June 30, 2015 and 2014, respectively, due to product mix and the negative impact of absorbing fixed overhead over a smaller revenue base in the period.

In our Credentials segment, gross profit on sales of RFID & NFC inlays and tags used in electronic entertainment applications was $2.1 million in the three months ended June 30, 2015 compared to $3.8 million in the three months ended June 30, 2014, and $4.1 million and $5.4 million in the six months ended June 30, 2015 and 2014, respectively. Gross profit was lower in the three and six months ended June 30, 2015 as a direct result of lower sales in the Credentials segment during both periods. Gross profit margins in the Credentials segment were comparable in the three and six months ended June 30, 2015 and 2014 ranging from 27% to 29% for all periods.

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

Operating Expenses

Information about our operating expenses for the three months ended June 30, 2015 and June 30, 2014 is set forth below.

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Research and development	$2,340	$1,731	35%	$4,332	$3,233	34%
as a % of net revenue	15%	8%		14%	8%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

The higher research and development expenses in the three and six months ended June 30, 2015 resulted mainly from the transfer of existing employees into research and development and the addition of new employees, leading to higher payroll costs and  travel expenses, as well as higher costs for external services and contractors in the periods.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Selling and marketing	$5,467	$5,731	(5%)	$10,462	$10,766	(3%)
as a % of net revenue	35%	26%		34%	27%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

The level of selling and marketing expenses represents the stabilization of the sales and marketing organization headcount and marketing program spending resulting from actions begun in 2013 to simplify our business structure and streamline our operations.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
General and administrative	$5,536	$2,867	93%	$8,601	$5,910	46%
as a % of net revenue	36%	13%		28%	15%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative spending in the three and six months ended June 30, 2015 increased from the same period in the previous year due to a large increase in legal and professional fees in the second quarter, primarily related to an investigation conducted by a special committee of the Board of Directors, and increases in stock-based compensation for the six month period.

Impairment of Goodwill

Under our accounting policy and current US GAAP guidance, we are required to perform an interim analysis of goodwill when there are changes in our business that could indicate an impairment to goodwill.

As a result of a significant decline in our stock price and declines in our forecast of revenue and gross margin within our Identity segment, we performed an interim goodwill impairment analysis as part of our second quarter 2015 review process. As a result of our review, we recorded a full impairment to our Identity segment goodwill balance in the amount of $1.0 million in the quarter ended June 30, 2015.

Restructuring and Severance Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Restructuring and severance	$21	$612	(97%)	$193	$1,049	(82%)

Beginning in the first quarter of 2014, certain employees related to non-core functions were terminated, the process of transferring corporate financial accounting and reporting from Germany to the U.S. commenced, and certain manufacturing facilities were scheduled to close with activities consolidated within existing facilities as part of management’s efforts to simplify business operations following our strategic review in 2013. As a result, we recorded restructuring and severance charges of $1.0 million primarily related to restructuring, severance and other closure related costs during the six months ended June 30, 2014. During the six months ended June 30, 2015, the Company recorded an additional $0.2 million in severance costs, as part of management’s continuing efforts to simplify business operations.

See Note 11 Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Interest expense, net	$465	$506	(8%)	$889	$2,590	(66%)

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability to a former related party arising from our acquisition of Hirsch Electronics Corporation (“Hirsch”), offset by interest earned on invested cash. The higher net interest expense in the six months ended June 30, 2014 is due to our entry into a bank term loan and revolving loan facility on March 31, 2014 with Opus Bank (“Opus”) and repayment of all outstanding amounts under the secured debt facility with Hercules Technology Growth Capital, Inc. (“Hercules”). In connection with the repayment of our secured debt facility with Hercules, we recorded a $1.6 million charge to interest expense during the three months ended March 31, 2014 in our condensed consolidated statements of operations. The $1.6 million charge to interest expense included $0.9 million non-cash charge related to write-off of deferred costs, a $0.6 million non-cash charge related to write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Hercules agreement and forfeiture of facility charge paid at the inception of the agreement.

See Note 7, Long-term Payment Obligation and Note 8, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Foreign Currency Gain (Loss), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Foreign currency gain (loss), net	$51	$(159)	(132%)	$(176)	$(252)	(30%)

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

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Income tax (provision) benefit	$(63)	$9	(800%)	$(82)	$(55)	49%
Effective tax rate	1%	(0%)		1%	1%

As of June 30, 2015, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded a minimal income tax provision during the three and six months ended June 30, 2015 and 2014. The effective tax rates for the three month periods ended June 30, 2015 and 2014 differ from the federal statutory rate of 34% primarily due to a change in valuation allowance and, the benefit of taxable earnings in certain foreign jurisdictions, which are subject to lower tax rates.

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

No net revenue for the divested businesses was recorded during the six months ended June 30, 2015 and $1.3 million during the six months ended June 30, 2014. No income from discontinued operations before income taxes was recorded in the six months ended June 30, 2015 and $0.4 million was recorded during the six months ended June 30, 2014.

See Note 2 Discontinued Operations, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Liquidity and Capital Resources

As of June 30, 2015, our working capital, which we have defined as current assets less current liabilities, was $40.3 million, a decrease of $1.7 million compared to $42.0 million as of December 31, 2014. The decrease in working capital reflects an $8.8 million use of working capital from operating activities in the quarter ended June 30, 2015, which was partially offset by non-cash adjustments in the period totaling $5.6 million. As of June 30, 2015, our cash balance was $30.8 million.

The following summarizes our cash flows for the six months ended June 30, 2015 and June 30, 2014 (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(8,833)	$(6,561)
Net cash (used in) provided by investing activities	(410)	742
Net cash provided by financing activities	3,396	13,006
Effect of exchange rates on cash	146	227
Net (decrease) increase in cash	(5,701)	7,414
Cash of continuing operations, at beginning of period	36,547	5,095
Add: Cash of discontinued operations, at beginning of period	—	16
Less: Cash of discontinued operations, at end of period	—	—
Cash of continuing operations, at end of period	$30,846	$12,525

Significant commitments that will require the use of cash in future periods include obligations under operating leases, a long-term payment obligation, secured note and revolver, purchase commitments and other obligations. Gross committed operating lease obligations were $3.4 million, the long-term payment obligation was $7.7 million, the bank term loan, revolving loan facility and interest related obligation were $20.1 million, and purchase commitments and other obligations were $9.5 million at June 30, 2015. Total commitments due within one year were $11.7 million and due thereafter were $29.0 million at June 30, 2015. These commitment levels as of June 30, 2015 are based on existing terms of our operating leases, obligations with suppliers, a liability to a former related party and an existing credit agreement, as amended with Opus.

Cash used in operating activities for the six months ended June 30, 2015 was primarily due to the net loss of $13.0 million and decreases in cash from net changes in operating assets and liabilities of $1.5 million which were partially offset by adjustments for certain non-cash items of $5.6 million, consisting primarily of an impairment to goodwill, depreciation, amortization, amortization of debt issue costs and stock-based compensation. For the six months ended June 30, 2014, cash used in operating activities was primarily due to the net loss of $7.8 million, decreases in cash from net changes in operating assets and liabilities of $2.5 million and an adjustment for the gain on sale of discontinued assets of $0.4 million which were partially offset by adjustments for certain non-cash items of $4.1 million.

Cash used in investing activities for the six months ended June 30, 2015 primarily reflects $0.4 million in capital expenditures.

Cash used in financing activities primarily reflects $4.0 million proceeds from draws on the bank revolver which was partially offset by $0.6 million for the repurchase of common stock in the six months ended June 30, 2015.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of June 30, 2015, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash positions held outside the U.S. are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the U.S. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of June 30, 2015, the amount of cash held at such subsidiaries was $1.4 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

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

On March 31, 2014, we entered into a Credit Agreement with Opus. The Credit Agreement provides for a term loan in the aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014 and an additional $2.0 million was drawn down during the three months ended June 30, 2014. In connection with the closing of the Credit Agreement, we repaid all outstanding amounts under its Loan Agreement, as amended with Hercules. The proceeds of the Term Loan and the initial loans under the Revolving Loan Facility, after payment of fees to Opus and expenses and all outstanding amounts under the Loan Agreement were approximately $7.8 million. Our obligations under the Credit Agreement are secured by substantially all assets of the Company. See Note 8 Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information. On November 10, 2014, we entered into an amendment to the Credit Agreement with Opus which changed a number of terms of the Credit Agreement including interest charged, the monthly installment payment schedule, the maximum amount available under the revolving loan facility and the maturity date as well as certain other terms and conditions. For additional information concerning the amendment of the Credit Agreement, see Note 8 Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements.

On September 16, 2014, we sold 2,300,000 shares of our common stock in an underwritten public offering at $15.00 per share. We received net proceeds of approximately $31.6 million from the sale after deducting the underwriting discount and estimated offering expenses payable by us. See Note 4 Stockholders’ Equity, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of June 30, 2015, we have a total accumulated deficit of $351.6 million. During the six months ended June 30, 2015, we sustained a consolidated net loss of $13.0 million. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including increased investment in marketing and sales capabilities to drive revenue growth, and continued investment in our cloud-based services, physical access control solutions, smart card reader products and RFID and NFC products.

Our consolidated financial statements at December 31, 2014 were prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenues and cash flows to meet our obligations on a timely basis and our ability to raise financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. If events, such as reductions or delays in spending under various federal budget programs, cause a significant adverse impact on our revenues, expenses or savings from our cost reduction activities, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We believe our recent raising of funds through public and private offerings of equity securities and the increase in our line of credit and change in terms in our amendment to our Credit Agreement with Opus provides sufficient working capital to fund operations and continue as a going concern for the next 12 months.

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

During the six months ended June 30, 2015, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014, except as noted below.

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

The Company recognizes revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605, Revenue Recognition – Multiple Element Arrangements, and in certain transactions, ASC 985, Software – Revenue Recognition.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended June 30, 2015. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the three months ended June 30, 2015, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and interim CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and interim CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and interim CFO, concluded that as of June 30, 2015, our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control over Financial Reporting.  Notwithstanding the material weakness discussed below, our management, including our CEO and interim CFO, has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management, including our CEO and interim CFO, assessed our internal control over financial reporting as of June 30, 2015. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2015, due to the following material weakness.

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

Changes in Internal Controls over Financial Reporting

Other than the items noted above, we have made no changes to our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2015, we repurchased 5,115 shares of our common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

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