Form 10-Q
period 2015-09-30
Identiv, Inc.
filed 2016-03-29
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

EXPLANATORY NOTE

Identiv, Inc. is filing this Quarterly Report on Form 10-Q late due to an investigation undertaken by a special committee of the Board of Directors, which investigation was completed in late 2015.  For more information, please see Note 14, Subsequent Events, included in Item 1. Unless otherwise indicated, the information in this Quarterly Report on Form 10-Q is as of as September 30, 2015.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited; in thousands, except par value)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$21,416	$36,547
Accounts receivable, net of allowances of $378 and $156 as of September 30, 2015 and December 31, 2014, respectively	10,464	13,612
Inventories	15,128	9,254
Prepaid expenses	1,181	1,002
Other current assets	1,591	1,200
Total current assets	49,780	61,615
Property and equipment, net	4,729	5,311
Goodwill	7,783	8,853
Intangible assets, net	7,639	8,730
Other assets	793	1,371
Total assets	$70,724	$85,880
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$5,491	$8,372
Earn-out liability	—	3,510
Current portion - payment obligation	373	635
Deferred revenue	1,423	508
Accrued compensation and related benefits	2,441	2,139
Other accrued expenses and liabilities	6,037	4,471
Total current liabilities	15,765	19,635
Long-term payment obligation	5,349	5,545
Long-term financial liabilities	18,058	13,938
Other long-term liabilities	352	630
Total liabilities	39,524	39,748
Commitments and contingencies (see Note 12)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized; 11,365 and 10,884 shares issued and 10,747 and 10,640 shares outstanding as of September 30, 2015 and December 31, 2014, respectively	11	11
Additional paid-in capital	395,441	389,401
Treasury stock, 598 and 244 shares as of September 30, 2015 and December 31, 2014, respectively	(6,487)	(4,572)
Accumulated deficit	(358,759)	(338,670)
Accumulated other comprehensive income	1,149	1,699
Total Identiv, Inc. stockholders' equity	31,355	47,869
Noncontrolling interest	(155)	(1,737)
Total stockholders´ equity	31,200	46,132
Total liabilities and stockholders´equity	$70,724	$85,880

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net revenue	$17,196	$22,712	$47,717	$61,867
Cost of revenue	9,675	12,840	27,466	36,463
Gross profit	7,521	9,872	20,251	25,404
Operating expenses:
Research and development	2,235	1,813	6,567	5,046
Selling and marketing	5,236	5,078	15,698	15,844
General and administrative	6,456	3,685	15,057	9,595
Impairment of goodwill	—	—	988	—
Restructuring and severance	215	1,825	408	2,874
Total operating expenses	14,142	12,401	38,718	33,359
Loss from operations	(6,621)	(2,529)	(18,467)	(7,955)
Non-operating income (expense):
Interest expense, net	(478)	(564)	(1,367)	(3,154)
Foreign currency gain (loss), net	(10)	(700)	(186)	(952)
Loss from continuing operations before income taxes and noncontrolling interest	(7,109)	(3,793)	(20,020)	(12,061)
Income tax provision	(59)	(94)	(141)	(149)
Loss from continuing operations before noncontrolling interest	(7,168)	(3,887)	(20,161)	(12,210)
Income from discontinued operations, net of income taxes	—	2	—	546
Consolidated net loss	(7,168)	(3,885)	(20,161)	(11,664)
Less: Loss attributable to noncontrolling interest	6	38	72	73
Net loss attributable to Identiv, Inc. stockholders´ equity	$(7,162)	$(3,847)	$(20,089)	$(11,591)
Basic and diluted net income (loss) per share attributable to Identiv, Inc. stockholders´ equity:
Loss from continuing operations	$(0.66)	$(0.46)	$(1.85)	$(1.52)
Income from discontinued operations	—	—	—	0.07
Net loss	$(0.66)	$(0.46)	$(1.85)	$(1.45)
Weighted average shares used to compute basic and diluted loss per share	10,895	8,423	10,834	7,971

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Consolidated net loss	$(7,168)	$(3,885)	$(20,161)	$(11,664)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	30	321	(112)	502
Foreign currency translation reclassified into earnings upon acquisition of noncontrolling interest	—	—	(444)	—
Total other comprehensive income (loss), net of income taxes	30	321	(556)	502
Consolidated comprehensive loss	(7,138)	(3,564)	(20,717)	(11,162)
Less: Comprehensive (income) loss attributable to noncontrolling interest	6	(30)	78	(9)
Comprehensive loss attributable to Identiv, Inc. common stockholders	$(7,132)	$(3,594)	$(20,639)	$(11,171)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

Nine Months Ended September 30, 2015

(In thousands)

(unaudited)

	Identiv, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2014	10,640	$11	$389,401	$(4,572)	$(338,670)	$1,699	$(1,737)	$46,132
Net loss	—	—	—	—	(20,089)	—	(72)	(20,161)
Other comprehensive loss	—	—	—	—	—	(106)	(6)	(112)
Issuance of common stock in connection with settlement of earn-out	326	—	3,510	—	—	—	—	3,510
Issuance of common stock to acquire share of noncontrolling interest	95	—	(1,216)	—	—	(444)	1,660	—
Issuance of common stock in connection with exercise of options and vesting of stock awards	58	—	46	—	—	—	—	46
Stock-based compensation expense	—	—	3,700	—	—	—	—	3,700
Repurchase of common stock	(372)	—	—	(1,915)	—	—	—	(1,915)
Balances, September 30, 2015	10,747	$11	$395,441	$(6,487)	$(358,759)	$1,149	$(155)	$31,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(20,161)	$(11,664)
Gain on sale of discontinued operations	—	(459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,203	2,255
Impairment of goodwill and long-lived assets	988	—
Accretion of interest to related party liability	398	432
Amortization of debt issuance costs	698	2,050
Stock-based compensation expense	3,700	996
Modification of stock awards	—	350
Otther	—	84
Changes in operating assets and liabilities:
Accounts receivable	2,961	285
Inventories	(6,159)	(24)
Prepaid expenses and other assets	(599)	(101)
Accounts payable	(2,739)	(1,899)
Payment obligation liability	(856)	(837)
Deferred revenue	916	(264)
Accrued expenses and other liabilities	1,792	(476)
Net cash used in operating activities	(16,858)	(9,272)
Cash flows from investing activities:
Capital expenditures	(553)	(1,159)
Proceeds from sale of business	—	1,395
Net cash (used in) provided by investing activities	(553)	236
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	4,000	16,000
Proceeds from capital raise, net of issuance costs	—	36,165
Proceeds from issuance of common stock under employee stock purchase plan and options and warrants exercised	46	894
Payments on financial liabilities	—	(8,919)
Repurchase of common stock	(1,915)	—
Net cash provided by financing activities	2,131	44,140
Effect of exchange rates on cash	149	911
Net (decrease) increase in cash	(15,131)	36,015
Cash of continuing operations, at beginning of period	36,547	5,095
Add: Cash of discontinued operations, at beginning of period	—	16
Less: Cash of discontinued operations, at end of period	—	—
Cash of continuing operations, at end of period	$21,416	$41,126
Non-cash investing and financing activities:
Common stock issued to settle earn-out obligation	$3,510	$—
Common stock issued in connection with stock bonus and incentive plans	$—	$356
Common stock issued to acquire share of noncontrolling interest	$1,216	$37
Property and equipment included in accounts payable	$51	$42

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identiv, Inc. (“Identiv” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any future period. The information included in this document should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The Company may experience significant variations in demand for its products quarter to quarter and typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results. The December 31, 2014 balance sheet was derived from the audited financial statements as of that date.

Concentration of Credit Risk — One customer represented 19% of total net revenue for the three months ended September 30, 2015. One customer represented 18% of total net revenue for the nine months ended September 30, 2015. One customer represented 27% of total revenue for the three and nine months ended September 30, 2014.  One customer represented more than 10% of the Company’s accounts receivable balance at September 30, 2015 and December 31, 2014, with approximately 10% of the Company’s accounts receivable balance at September 30, 2015 and 12% of the Company’s accounts receivable balance at December 31, 2014, respectively.

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

In accordance with Accounting Standards Codification (“ASC”) 205-20, Discontinued Operations (“ASC 205”) issued by the FASB, the results of these businesses have been presented as discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2014.

The key components of income from discontinued operations consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue	$—	$—	$—	$1,276
Discontinued operations:
Income from discontinued operations, net of income taxes of nil	$—	$(8)	$—	$87
Adjustments to amounts reported previously for gain on sale of discontinued operations, net of income taxes of nil	—	(3)	—	(57)
Gain on sale of discontinued operations, net of income taxes of nil	—	13	—	516
Income from discontinued operations, net of income taxes	$—	$2	$—	$546

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2015 and December 31, 2014, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

The Company’s only liability measured at fair value on a recurring basis was the contingent consideration related to the acquisition of idOnDemand, Inc. (“idOnDemand”). The sellers of idOnDemand (the “Selling Shareholders”) were eligible to receive limited earn-out payments (“Earn-out Consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of the Stock Purchase Agreement dated April 29, 2011 between the Company and the Selling Shareholders of idOnDemand (the “SPA”). The fair value of the Earn-out Consideration was based on achieving certain revenue and profit targets as defined under the SPA. The calculation of the Earn-out Consideration fair value for periods prior to the year ended December 31, 2014 was probability weighted and discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the Earn-out Consideration was classified as a Level 3 measurement as it was based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the Earn-out Consideration were highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the Earn-out Consideration at each reporting period. The number of shares issued to settle the obligation was based on the Company’s 30-calendar day average price of the Company’s common stock immediately preceding the settlement date. Thus, in accordance with ASC 480, Distinguishing Liabilities from Equity, the fair value of the Earn-out Consideration was classified as a liability and re-measured each reporting period through December 31, 2014, once the number of shares to settle the liability was set, the liability was no longer fair valued with the financial value being deemed the fair value of the shares set for settlement.

For the year ended December 31, 2014, the maximum amount payable for the Earn-out Consideration was $5.0 million. For the year ended December 31, 2014, the Company engaged a third party independent valuation firm to assist in the determination of the Earn-out Consideration liability. The Company recorded an earn-out obligation of $3.51 million as of December 31, 2014. The Earn-out Consideration liability of $3.51 million was settled during the quarter ended June 30, 2015 by the issuance of common stock to the Selling Shareholders, including the Company’s former CEO and former CFO. The common shares issued have a lock-up period of 12 months from the date of issue.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated. Goodwill and purchased intangible assets are measured at fair value primarily using discounted cash flow projections. During the quarter ended June 30, 2015, the Company noted certain indicators of impairment, including a sustained decline in its stock price and continued reduced performance in its Identity reporting unit. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the Identity reporting segment. As a result, goodwill relating to the Identity segment was determined to be fully impaired resulting in an impairment charge of $1.0 million which was recorded in the condensed consolidated statements of operations for the period. During the quarter ended September 30, 2015, the Company noted no indicators of impairment of goodwill and concluded no further testing was necessary.  Goodwill is classified as a Level 3 asset, due to the absence of quoted market prices. For additional discussion of measurement criteria used in evaluating potential impairment involving goodwill and intangible assets, refer to Note 6, Goodwill and Intangible Assets.

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

As of September 30, 2015 and December 31, 2014, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. During the three months ended September 30, 2015, the Company determined that no privately-held investments were impaired. The amount of privately-held investments is included in other assets in the condensed consolidated balance sheets.

As of September 30, 2015 and December 31, 2014, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

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

Common Stock Warrants

In connection with the Company’s entry into a consulting agreement in August 2014, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the Consultant Warrant was issued and quarterly thereafter. The Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of September 30, 2015, the Consultant Warrant has not been exercised.

In connection with the Company’s entry into a credit agreement with Opus Bank (“Opus”) as discussed in Note 8, Financial Liabilities, the Company issued Opus a warrant to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90 (the “Opus Warrant”). The Opus Warrant is immediately exercisable for cash or by net exercise and expires on   March 31, 2019. The shares issuable upon exercise of the Opus Warrant are to be registered at the request of Opus pursuant to the Registration Rights Agreement, dated March 31, 2014 between the Company and Opus. As of September 30, 2015, the Opus Warrant has not been exercised.

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

Below is the summary of outstanding warrants issued by the Company as of September 30, 2015:

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

2011 Employee Stock Purchase Plan

In June 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). On December 18, 2013, the Compensation Committee of the Board suspended the ESPP effective January 1, 2014.  No additional shares will be authorized and no shares will be issued under the ESPP until further notice. As of September 30, 2015, there were 293,888 shares reserved for future purchase under the ESPP. Since the ESPP was suspended effective January 1, 2014, there was no stock-based compensation expense resulting from the ESPP included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014.

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

Stock Option Plans

A summary of activity for the Company’s stock option plans for the nine months ended September 30, 2015 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2014	897,115	$12.09		$3,425,558
Granted	—	—
Cancelled or Expired	(90,666)	18.27
Exercised	(5,180)	8.01
Balance at September 30, 2015	801,269	$11.42	6.71	$—
Vested or expected to vest at September 30, 2015	752,543	$11.57	6.63	$20,848
Exercisable at September 30, 2015	462,747	$13.18	5.78	$—

The following table summarizes information about options outstanding as of September 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $8.40	160,364	7.75	$6.38	91,834	$6.68
$8.41 - $8.80	247,146	7.57	8.80	92,462	8.80
$8.81 - $10.99	168,476	8.61	10.85	58,010	10.71
$11.00 - $24.00	165,206	4.20	14.20	160,364	14.20
$24.01 - $43.40	60,077	2.02	29.56	60,077	29.56
$5.20 - $43.40	801,269	$6.71	11.42	462,747	$13.18

At September 30, 2015, there was $1.6 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 2.43 years.

Restricted Stock and Restricted Stock Units

The following is a summary of restricted stock and restricted stock unit (“RSU”) activity for the nine months ended September 30, 2015:

	Number Outstanding	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2014	542,342	$13.74		$7,533,132
Granted	285,247	12.34
Vested and settled	(52,421)	14.53
Forfeited	(33,500)	10.74
Balance at September 30, 2015	741,668	$13.28	1.36	$2,588,423

Outstanding - Vested but not released	103,423
Outstanding - Unvested	638,245
Balance at September 30, 2015	741,668

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 30, 2015, there was $5.8 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.71 years. As of September 30, 2015, an aggregate of 638,245 RSUs were outstanding and unvested under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$34	$12	$98	$23
Research and development	73	55	212	91
Selling and marketing	363	121	911	165
General and administrative	659	351	2,316	717
Total	$1,129	$539	$3,537	$996

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2015 was as follows:

Exercise of outstanding stock options and vesting of RSU's	1,542,937
ESPP	293,888
Shares of common stock available for grants under the 2011 Plan	171,811
Noncontrolling interest in Bluehill AG	10,355
Warrants to purchase common stock	741,047
Total	2,760,038

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2015 and 2014, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of common stock equivalents excluded from diluted loss per share relating to these securities was 2,323,430 common stock equivalents for both the three and nine months ended September 30, 2015, and 2,761,161 common stock equivalents for both the three and nine months ended September 30, 2014.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) at September 30, 2015 and December 31, 2014 consists of foreign currency translation adjustments totaling $2.0 million and $1.7 million, respectively. As a result of the acquisition of the noncontrolling interest in a subsidiary company, $0.5 million was reclassified out of AOCI into net loss during the nine months ended September 30, 2015.

5. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	September 30,	December 31,
	2015	2014

Raw materials	$4,866	$3,272
Work-in-progress	13	571
Finished goods	10,249	5,411
Total	$15,128	$9,254

Property and equipment, net consists of (in thousands):

	September 30,	December 31,
	2015	2014
Building and leasehold improvements	$1,825	$1,298
Furniture, fixtures and office equipment	3,812	4,236
Plant and machinery	7,653	6,732
Purchased software	2,874	2,520
Total	16,164	14,786
Accumulated depreciation	(11,435)	(9,475)
Property and equipment, net	$4,729	$5,311

The Company recorded depreciation expense of $0.4 million and $1.2 million during the three and nine months ended September 30, 2015, respectively and $0.4 million and $1.2 million during the three and nine months ended September 30, 2014, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	September 30,	December 31,
	2015	2014
Accrued restructuring	$11	$1,377
Accrued professional fees	2,612	679
Income taxes payable	341	275
Other accrued expenses	3,073	2,140
Total	$6,037	$4,471

6. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by operating segment as of September 30, 2015 and December 31, 2014 and changes in the carrying amount of goodwill (in thousands):

	Premises	Credentials	Identity	All Other	Total
Balance at December 31, 2014	$7,783	$—	$1,070	$—	$8,853
Goodwill impairment during the period	—	—	(988)	—	(988)
Currency translation adjustment	—	—	(82)	—	(82)
Balance at September 30, 2015	$7,783	$—	$—	$—	$7,783

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

During the second quarter of 2015, the Company noted certain indicators of impairment, including a sustained decline in its stock price and continued reduced performance in its Identity reporting unit. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the Identity reporting unit. As a result, the Company concluded that the carrying value of goodwill for the Identity reporting unit was fully impaired and recorded an impairment charge of approximately $1.0 million in its condensed consolidated statements of operations during the second quarter of 2015. During the quarter ended September 30, 2015, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

The Company performed its annual impairment test for all reporting units during the fourth quarter of 2014 and concluded that there was no impairment to goodwill during the year ended December 31, 2014.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

	Existing	Customer	Trade
	Technology	Relationship	Name	Total
Amortization period (in years)	11.75	4.0 – 11.75	1.0

Gross carrying amount at December 31, 2014	$4,600	$10,701	$570	$15,871
Accumulated amortization	(1,914)	(4,657)	(570)	(7,141)

Intangible Assets, net at December 31, 2014	$2,686	$6,044	$—	$8,730

Gross carrying amount at September 30, 2015	$4,600	$10,701	$570	$15,871
Accumulated amortization	(2,250)	(5,412)	(570)	(8,232)

Intangible Assets, net at September 30, 2015	$2,350	$5,289	$—	$7,639

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three months ended September 30, 2015.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$112	$112	$336	$336
Selling and marketing	252	252	756	755
Total	$364	$364	$1,092	$1,091

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2015 (remaining three months)	$364
2016	1,455
2017	1,455
2018	1,455
2019	1,455
Thereafter	1,455
Total	$7,639

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

The Company included $0.1 million and $0.4 million of interest expense during the three and nine months ended September 30, 2015, respectively and $0.1 million and $0.4 million of interest expense during the three and nine months ended September 30, 2014 in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of September 30, 2015 is as follows (in thousands):

2015 (remaining three months)	$286
2016	1,180
2017	1,227
2018	1,276
2019	1,327
Thereafter	2,072
Present value discount factor	(1,646)
Total	$5,722

8. Financial Liabilities

Financial liabilities consist of (in thousands):

	September 30,	December 31,
	2015	2014

Secured term loan	$10,000	$10,000
Bank revolving loan facility	8,300	4,300
Less: Unamortized discount	(242)	(362)
Long-term financial liabilities	$18,058	$13,938

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

In addition, the Amended Credit Agreement contains customary events of default that entitle Opus to cause any or all of the Company’s indebtedness to become immediately due and payable. Events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, Opus may terminate its lending commitments and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Amended Credit Agreement to be immediately due and payable. The Company has considered the components of the material adverse change clause of the Amended Credit Agreement and determined the likelihood of default under the existing terms is remote. Accordingly, all amounts outstanding under the Amended Credit Agreement are classified as long-term in the accompanying condensed consolidated balance sheet.

The following table summarizes the timing of repayment obligations for the Company’s financial liabilities until the maturity date under the current terms of the Credit Agreement as of September 30, 2015 (in thousands):

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

Net revenue and gross profit information by segment for the three and nine months ended September 30, 2015 and September 30, 2014 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Premises:
Net revenue	$5,976	$4,939	$15,212	$13,026
Gross profit	3,531	3,047	9,130	8,030
Gross profit margin	59%	62%	60%	62%
Identity:
Net revenue	3,109	3,770	8,970	12,558
Gross profit	1,526	1,943	3,988	6,027
Gross profit margin	49%	52%	44%	48%
Credentials:
Net revenue	7,788	12,834	22,324	33,166
Gross profit	2,255	4,317	6,357	9,719
Gross profit margin	29%	34%	28%	29%
All Other:
Net revenue	323	1,169	1,211	3,117
Gross profit	209	565	776	1,628
Gross profit margin	65%	48%	64%	52%
Total:
Net revenue	17,196	22,712	47,717	61,867
Gross profit	7,521	9,872	20,251	25,404
Gross profit margin	44%	43%	42%	41%
Operating expenses:
Research and development	2,235	1,813	6,567	5,046
Selling and marketing	5,236	5,078	15,698	15,844
General and administrative	6,456	3,685	15,057	9,595
Impairment of goodwill	—	—	988	—
Restructuring and severance	215	1,825	408	2,874
Total operating expenses:	14,142	12,401	38,718	33,359
Loss from operations	(6,621)	(2,529)	(18,467)	(7,955)
Non-operating income (expense):
Interest expense, net	(478)	(564)	(1,367)	(3,154)
Foreign currency gain (loss), net	(10)	(700)	(186)	(952)
Loss from continuing operations before income taxes and noncontrolling interest	$(7,109)	$(3,793)	$(20,020)	$(12,061)

Geographic net revenue is based on customer’s ship-to location. Information regarding net revenue by geographic region for the three and nine months ended September 30, 2015 and September 30, 2014 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Americas	$12,473	$15,655	$32,423	$38,933
Europe and the Middle East	2,294	3,930	7,386	12,722
Asia-Pacific	2,429	3,127	7,908	10,212
Total	$17,196	$22,712	$47,717	$61,867
Revenues
Americas	73%	69%	68%	63%
Europe and the Middle East	13%	17%	15%	21%
Asia-Pacific	14%	14%	17%	17%
Total	100%	100%	100%	100%

Long-lived assets by geographic location as of September 30, 2015 and December 31, 2014 are as follows (in thousands):

	September 30,	December 31,
	2015	2014
Property and equipment, net:
Americas	$2,270	$2,134
Europe and the Middle East	407	1,252
Asia-Pacific	2,052	1,925
Total property and equipment, net	$4,729	$5,311

11. Restructuring and Severance

During the first nine months of 2014, certain employees related to non-core functions were terminated as part of management’s efforts to simplify business operations. As a result, the Company recorded $2.9 million in restructuring and severance costs in its consolidated statements of operations for the nine months ended September 30, 2014, primarily related to severance paid or accrued for employees related to non-core functions.

During the nine months ended September 30, 2015, additional severance costs were incurred for certain employees terminated as part of management’s continuing efforts to simplify business operations. As a result, the Company recorded $0.4 million in restructuring and severance costs and other closure related costs in its condensed consolidated statements of operations for the nine months ended September 30, 2015. In addition, the Company recorded an additional $0.1 million in severance costs during the nine months ended September 30, 2015 in general and administrative related to executive position eliminations in conjunction with recent corporate restructuring and cost reduction activities.

All unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the condensed consolidated balance sheets at September 30, 2015 and December 31, 2014. Restructuring and severance activities during the nine months ended September 30, 2015 and September 30, 2014 were as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Balance at beginning of period	$1,377	$1,149
Restructuring expense incurred for the period	408	2,874
Other cost reduction activities for the period	81	309
Payments and non-cash item adjustment during the period	(1,855)	(2,465)
Balance at end of period	$11	$1,867

12. Commitments and Contingencies

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of September 30, 2015 expire at various dates during the next five years.

The Company recognized rent expense of $0.4 million and $1.3 million for the three and nine months ended September 30, 2015, respectively, and $0.4 million and $1.3 million for the three and nine months ended September 30, 2014, respectively, in its condensed consolidated statements of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s principal contractual commitments as of September 30, 2015 (in thousands):

	Operating Lease	Purchase Commitments	Other Contractual Commitments	Total
2015 (remaining three months)	$394	$11,365	$428	$12,187
2016	1,438	1,614	4	3,056
2017	985	—	—	985
2018	198	—	—	198
2019	22	—	—	22
Thereafter	—	—	—	—
	$3,037	$12,979	$432	$16,448

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

As outlined in the SPA, certain of the Selling Shareholders included the Company’s former CEO and former CFO. The Earn-out Consideration was settled on May 11, 2015 through the issuance of 326,276 shares of the Company’s common stock at an average issue price of $10.76. The $3.51 million Earn-out Consideration was distributed to the Selling Shareholders in proportion to their former shareholdings, which included 294,750 shares distributed to the Company’s former CEO and 921 shares distributed to the Company’s former CFO. Company common shares issued have a lock-up period of 12 months from date of issue.

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

On May 21, 2015, the Company received notification from NASDAQ that it no longer met the requirements for continued listing under NASDAQ’s listing rules because of the failure to file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. The Company subsequently submitted a plan of compliance to NASDAQ, and was given until November 16, 2015 to regain compliance with the continued listing requirements.  The plan of compliance included an undertaking to file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which had also become delinquent. The Company subsequently was unable to timely file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.  On November 17, 2015, the Company received a notice from NASDAQ informing the Company that as a result of its failure  to regain compliance with the continued listing requirements by November 16, 2015, and because the September 30, 2015 Form 10-Q was also delinquent, the Company’s common stock was subject to delisting. The Company requested, was granted and attended a hearing before the NASDAQ Listing Qualifications Panel (“the Panel”) to appeal the delisting determination. On January 26, 2016, the Company was notified that the Panel had granted its request to remain listed on The NASDAQ Capital Market, subject to certain conditions. The Panel determined the Company’s common stock would remain listed subject to the Company becoming current with its periodic filings with the SEC by March 30, 2016, and the Company holding its annual meeting of stockholders on or before May 12, 2016. If the Company does not maintain compliance with the remainder of The NASDAQ Capital Market’s continued listing requirements on an ongoing basis and fails to timely comply with the conditions of the Panel’s decision, the Company’s common stock may be immediately delisted from The NASDAQ Capital Market.

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

In addition, the Lender waived any Default or Event of Default arising under the Credit Agreement due to the failure of the Company to comply with the requirements of Section 7.11(a) of the Credit Agreement (Tangible Net Worth) for the fiscal quarter ended September 30, 2015.

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

Trends in Our Business

Geographic revenue based on each customer’s ship-to location is as follows (in thousands):

	Nine Months Ended
	September 30,
	2015	2014

Americas	$32,423	$38,933
Europe and the Middle East	7,386	12,722
Asia-Pacific	7,908	10,212
Total	$47,717	$61,867
Revenues
Americas	68%	62%
Europe and the Middle East	15%	21%
Asia-Pacific	17%	17%
Total	100%	100%

Net Revenue Trends

Net revenue in the nine months ended September 30, 2015 was $47.7 million, down 23% compared with $61.9 million in the first nine months of 2014. Approximately 47% of our net revenue in the nine months ended September 30, 2015 came from our Credentials segment. Net revenue in the Credentials segment for the nine months ended September 30, 2015 was $22.3 million compared to $33.2 million in the same period of 2014. Net revenue in our Premises segment for the nine months ended September 30, 2015 was $15.2 million compared to $13.0 million in the same period of 2014 reflecting a rebound in activity related to U.S. Government entities, which was weak in the first nine months of 2014. The growth in our net revenue in the Premises segment has been partially offset by a 29% decline in net revenue in our Identity segment. The net revenue decline in our Identity segment reflects continued weakness in sales of smart card readers within Europe and the Middle East where sales activity has declined due to continuing economic uncertainty in the region. Premises products accounted for 32% of our business in the nine months ended September 30, 2015 and our Identity products accounted for 19% of our net revenue.

Net revenue in the Americas. Net revenue in the Americas was approximately $32.4 million in the first nine months of 2015, accounting for 68% of total net revenue and down 17% compared with $38.9 million in the first nine months of 2014. Net revenue from physical access control solutions for security programs within various U.S. government agencies, as well as RFID and NFC products, inlays and tags comprise a significant proportion of our net revenue in the Americas region.

Net revenue in our Premises and Identity segments in the Americas increased by approximately 19% and 14%, respectively in the first nine months of 2015 compared with the same period of the previous year. Premises net revenue increases were primarily due to an increase in orders for physical access control solutions from federal and state agency customers. Net revenue from our Credential segment in the Americas declined 33% compared to the same period of the previous year. The Credentials net revenue decrease was primarily due to the timing of orders in North America for electronic game toy pieces and other Internet of Things applications.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our solution for Trusted Premises access is an attractive offering in the market to help federal agency customer’s move towards compliance with federal directives and mandates. To expand our sales opportunities in the United States in general and with orders sourced from U.S. Government agencies in particular, we have strengthened our U.S. sales organization and reopened a sales presence in Washington D.C.

Net revenue in Europe, the Middle East, and Asia-Pacific. Net revenues in Europe, the Middle East, and Asia-Pacific was approximately $15.3 million in the first nine months of 2015, accounting for approximately 32% of total net revenue and down 33% compared with $22.9 million in the first nine months of 2014. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our larger customers. Sales of Identity readers and RFID & NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Identity products decreased by approximately 41% in the first nine months of 2015 compared with the same period of the previous year, as the first quarter of 2014 included the completion of a large order to a significant customer in Germany as well as large orders from two significant customers in Asia. In the nine months ended September 30, 2015, we did not see a repeat of these major orders as these customers had recently placed significant fourth quarter 2014 orders.  Identity readers comprise approximately 37% of the net revenue throughout this region in the first nine months of 2015. Net revenue from our Credentials products, which comprise approximately 42% of the sales in this region, declined by approximately 33% in the first nine months of

2015 compared with the same period of the previous year as sales in Europe were negatively impacted by the transfer of local production of NFC inlays and tags to Singapore following the end of the third quarter of 2014. Net revenue from our Premises products increased by 4% in the first nine months of 2015 compared with the same period of the previous year, primarily driven by the completion of projects in the Middle East involving our physical access control solutions.

Seasonality and Other Factors. In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and typically experience a stronger demand cycle in the third half of our fiscal year. Sales of our premises solutions to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year. However, the usual seasonal trend can be negatively impacted by actions such as government shutdowns and the passing of continuing resolutions which can act to delay the completion of certain projects. Sales of our identity reader chips, many of which are sold to government agencies worldwide, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on differing commercial and global government budget cycles.  Lower sales are expected in the U.S. in the first half, and in particular the first quarter of the year, with higher sales typically in the third half of each year. In Asia and Australia, with fiscal year-ends in March and June, order demand can be high in the first half as customers attempt to complete projects before the end of the fiscal year. Accordingly, our net revenue levels in the first quarter and first half each year often depends on the relative strength of project completions and sales mix between our U.S. customer base and our International customer base.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e. research and development, selling and marketing, and general and administrative spending) increased 22% in the first nine months of 2015 compared with the same period of 2014. Research and development spending increased by 30% in the first nine months of 2015 compared with the same period of 2014, mainly due to the transfer of existing employees into research and development and the addition of new employees, leading to higher payroll costs and travel expenses, as well as higher costs for external services and contractors. Selling and marketing spending in the first nine months of 2015 was down by 1% compared with the first nine months of 2014, due to the stabilization of sales and marketing organization headcount and marketing program spending. General and administrative spending in the nine months of 2015 increased 57% from the same period in the previous year due to a large increase in legal and professional fees in the third quarter and increases in stock-based compensation for the nine month period.

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

Restructuring and Severance

As a result of the actions discussed above, certain employees related to non-core functions were terminated. As a result, we recorded $1.0 million in restructuring, severance and other closure related costs during the nine months ended September 30, 2014. In addition, we recorded an additional $0.4 million in severance costs during the nine months ended September 30, 2015 primarily related to restructuring within our sales and marketing organization in conjunction with recent corporate restructuring and cost reduction activities.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Premises:
Net revenue	$5,976	$4,939	21%	$15,212	$13,026	17%
Gross profit	3,531	3,047	16%	9,130	8,030	14%
Gross profit margin	59%	62%		60%	62%
Identity:
Net revenue	3,109	3,770	(18%)	8,970	12,558	(29%)
Gross profit	1,526	1,943	(21%)	3,988	6,027	(34%)
Gross profit margin	49%	52%		44%	48%
Credentials:
Net revenue	7,788	12,834	(39%)	22,324	33,166	(33%)
Gross profit	2,255	4,317	(48%)	6,357	9,719	(35%)
Gross profit margin	29%	34%		28%	29%
All Other:
Net revenue	323	1,169	(72%)	1,211	3,117	(61%)
Gross profit	209	565	(63%)	776	1,628	(52%)
Gross profit margin	65%	48%		64%	52%
Total:
Net revenue	17,196	22,712	(24%)	47,717	61,867	(23%)
Gross profit	7,521	9,872	(24%)	20,251	25,404	(20%)
Gross profit margin	44%	43%		42%	41%
Operating expenses:
Research and development	2,235	1,813	23%	6,567	5,046	30%
Selling and marketing	5,236	5,078	3%	15,698	15,844	(1%)
General and administrative	6,456	3,685	75%	15,057	9,595	57%
Impairment of goodwill	—	—	100%	988	—	100%
Restructuring and severance	215	1,825	(88%)	408	2,874	(86%)
Total operating expenses:	14,142	12,401	14%	38,718	33,359	16%
Loss from operations	(6,621)	(2,529)	162%	(18,467)	(7,955)	132%
Non-operating income (expense):
Interest expense, net	(478)	(564)	(15%)	(1,367)	(3,154)	(57%)
Foreign currency gain (loss), net	(10)	(700)	(99%)	(186)	(952)	(80%)
Loss from continuing operations before income taxes and noncontrolling interest	$(7,109)	$(3,793)	87%	$(20,020)	$(12,061)	66%

Net Revenue

Total net revenue in the third quarter of 2015 was $17.2 million, down 24% compared with $22.7 million in the third quarter of 2014. For the nine months ended September 30, 2015, total net revenue was $47.7 million, down 23% compared with $61.9 million for the comparable period for 2014. Total net revenue was lower in 2015 primarily reflecting lower sales in our Identity and Credentials segments which were partially offset in the nine months ended September 30, 2015 by higher sales in our Premises segment. A more detailed discussion of net revenue by segment follows below.

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

Net revenue in our Premises segment was $6.0 million in the third quarter of 2015, an increase of 21% from $4.9 million in the third quarter of 2014. In the nine months ended September 30, 2015, net revenue in our Premises segment was $15.2 million, an increase of 17% from $13.0 million in the nine months ended September 30, 2014. The increase in the nine months ended September 30, 2015 primarily was due to higher sales of physical access control solutions in the U.S., resulting from higher overall demand from U.S. Government customers compared to the prior year.

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

Net revenue in our Identity segment was $3.1 million in the third quarter of 2015, a decrease of 18% from $3.8 million in the third quarter of 2014. In the nine months ended September 30, 2015, net revenue in our Identity segment was $9.0 million, a decrease of 29% from $12.6 million in the nine months ended September 30, 2014. This decrease in Identity segment net revenue in the nine month period ended September 30, 2015 is primarily the result of significant orders being received in the first quarter of 2014 from our German and Asian customers which were not repeated in 2015, and also reflects continuing economic uncertainty in the international markets we do business in as well as the negative impact of a strong U.S. dollar in 2015 compared to the same period in 2014.

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

Net revenue in our Credentials segment was $7.8 million in the third quarter of 2015, a decrease of 39% from $12.8 million in the third quarter of 2014. In the nine months ended September 30, 2015, Net revenue in our Credentials segment was $22.3 million, a decrease of 33% from $33.2 million in the nine months ended September 30, 2014. The Credential revenue decrease in both the three and nine months ended September 30, 2015 was primarily due to the timing of the receipt of orders in North America and Europe for electronic game toy pieces and other Internet of Things applications.

The All Other segment includes sales of our Chipdrive brand and Digital Media reader products.

Net revenue in our All Other segment was $0.3 million in the third quarter of 2015, down 72% from $1.2 million in the third quarter of 2014. In the nine months ended September 30, 2015, net revenue in our All Other segment was $1.2 million, compared to $3.1 million in the nine months ended September 30, 2014. Digital Media reader product sales were down significantly in the three and nine months ended September 30, 2015 compared to the same periods in 2014 and are expected to remain at low levels as certain customers are expected to exit this business.

Gross Profit

Gross profit for the third quarter of 2015 was $7.5 million, or 44% of revenues, compared with $9.9 million or 43% of net revenue in the third quarter of 2014. In the nine months ended September 30, 2015, gross profit was $20.3 million, or 42% of net revenue, compared with $25.4 million, or 41% of net revenue in the nine months ended September 30, 2014. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable. Gross profit margins were up in 2015 primarily related to product mix and cost efficiencies resulting from the closure of our production facility in Germany.

In our Premises segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers was $3.5 million in the three months ended September 30, 2015 and $3.0 million in the three months ended September 30, 2014, and $9.1 million and $8.0 million in the nine months ended September 30, 2015 and 2014, respectively. Gross profit was higher in the nine months ended September 30, 2015 as a direct result of higher sales in the Premises segment during the period. Gross profit margins in the Premises segment were lower in the three months ended September 30, 2015 at 59% compared to 62% in the three months ended September 30, 2014 as the third quarter of 2015 included fewer sales of higher margin products.

In our Identity segment, gross profit on sales of information readers and modules as well as cloud-based credential provisioning and management services was $1.5 million in the three months ended September 30, 2015 compared to $1.9 million in the three months ended September 30, 2014, and $4.0 million and $6.0 million in the nine months ended September 30, 2015 and 2014, respectively. Gross profit was lower in the three and nine months ended September 30, 2015 as a direct result of lower sales in the Identity segment during the period. Gross profit margins in the Identity segment were lower in the current year periods at 49% compared to 52% in the three months ended September 30, 2015 and 2014, respectively, and 44% compared to 48% in the nine months ended September 30, 2015 and 2014, respectively, due to product mix and the negative impact of absorbing fixed overhead over a smaller revenue base in the period.

In our Credentials segment, gross profit on sales of RFID & NFC inlays and tags used in electronic entertainment applications was $2.3 million in the three months ended September 30, 2015 compared to $4.3 million in the three months ended September 30, 2014, respectively, and $6.4 million and $9.7 million in the nine months ended September 30, 2015 and 2014, respectively. Gross profit was lower in the three and nine months ended September 30, 2015 as a direct result of lower sales in the Credentials segment during both periods. Gross profit margins in the Credentials segment were lower in the current year periods at 29% compared to 34% in the three months ended September 30, 2015 and 2014, respectively, due to product mix and the negative impact of absorbing fixed overhead over a smaller revenue base in the period, and comparable in the nine months ended September 30, 2015 and 2014 at 28% and 29%, respectively.

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

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2015 and September 30, 2014 is set forth below.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Research and development	$2,235	$1,813	23%	$6,567	$5,046	30%
as a % of net revenue	13%	8%		14%	8%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

The higher research and development expenses in the three and nine months ended September 30, 2015 resulted mainly from the transfer of existing employees into research and development and the addition of new employees, leading to higher payroll costs and travel expenses, as well as higher costs for external services and contractors in the periods.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Selling and marketing	$5,236	$5,078	3%	$15,698	$15,844	(1%)
as a % of net revenue	30%	22%		33%	26%

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

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
General and administrative	$6,456	$3,685	75%	$15,057	$9,595	57%
as a % of net revenue	38%	16%		32%	16%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative spending in the three and nine months ended September 30, 2015 increased from the same period in the previous year due to a large increase in legal and professional fees in the third quarter, primarily related to an investigation conducted by a special committee of the Board of Directors, and increases in stock-based compensation for the nine month period.

Impairment of Goodwill

Under our accounting policy and current US GAAP guidance, we are required to perform an interim analysis of goodwill when there are changes in our business that could indicate an impairment to goodwill.

As a result of a significant decline in our stock price and declines in our forecast of revenue and gross margin within our Identity segment, we performed an interim goodwill impairment analysis as part of our second quarter 2015 review process. As a result of our review, we recorded a full impairment to our Identity segment goodwill balance in the amount of $1.0 million in the quarter ended June 30, 2015. During the quarter ended September 30, 2015, the Company noted no indicators of goodwill and concluded no further testing was necessary.

Restructuring and Severance Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Restructuring and severance	$215	$1,825	(88%)	$408	$2,874	(86%)

Beginning in the first quarter of 2014, certain employees related to non-core functions were terminated, the process of transferring corporate financial accounting and reporting from Germany to the U.S. commenced, and certain manufacturing facilities were scheduled to close with activities consolidated within existing facilities as part of management’s efforts to simplify business operations following our strategic review in 2013. As a result, we recorded restructuring and severance charges of $1.0 million primarily related to restructuring, severance and other closure related costs during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company recorded an additional $0.4 million in severance costs, as part of management’s continuing efforts to simplify business operations.

See Note 11, Restructuring and Severance, of the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Interest expense, net	$478	$564	(15%)	$1,367	$3,154	(57%)

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability to a former related party arising from our acquisition of Hirsch Electronics Corporation (“Hirsch”), offset by interest earned on invested cash. The higher net interest expense in the nine months ended September 30, 2014 is due to our entry into a bank term loan and revolving loan facility on March 31, 2014 with Opus Bank (“Opus”) and repayment of all outstanding amounts under the secured debt facility with Hercules Technology Growth Capital, Inc. (“Hercules”). In connection with the repayment of our secured debt facility with Hercules, we recorded a $1.6 million charge to interest expense during the three months ended March 31, 2014 in our condensed consolidated statement of operations. The $1.6 million charge to interest expense included $0.9 million non-cash charge related to write-off of deferred costs, $0.6 million non-cash charge related to write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Hercules agreement and forfeiture of facility charge paid at the inception of the agreement.

See Note 7, Long-term Payment Obligation, and Note 8 Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Foreign Currency Gain (Loss), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Foreign currency gain (loss), net	$(10)	$(700)	(99%)	$(186)	$(952)	(80%)

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

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Income tax provision	$(59)	$(94)	(37%)	$(141)	$(149)	(5%)
Effective tax rate	1%	2%		1%	1%

As of September 30, 2015, our deferred tax assets are fully offset by a valuation allowance except in those jurisdictions where it is determined that a valuation allowance is not required. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against our net U.S. deferred tax assets and a partial valuation allowance against our foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded a minimal income tax provision during the three and nine months ended September 30, 2015 and 2014, respectively. The effective tax rates for the three months ended September 30, 2015 and 2014, respectively differ from the federal statutory rate of 34% primarily due to a change in valuation allowance and, the benefit of taxable earnings in certain foreign jurisdictions, which are subject to lower tax rates.

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

No net revenue for the divested businesses was recorded during the nine months ended September 30, 2015 and $1.3 million was recorded during the nine months ended September 30, 2014. No income from discontinued operations before income taxes was recorded during the nine months ended September 30, 2015 and $0.4 million was recorded during the nine months ended September 30, 2014.

See Note 2, Discontinued Operations, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Liquidity and Capital Resources

As of September 30, 2015, our working capital, which we have defined as current assets less current liabilities, was $34.0 million, a decrease of $8.0 million compared to $42.0 million as of December 31, 2014. The decrease in working capital reflects a net loss of $20.2 million and $4.7 million use of working capital from operating activities in the nine months ended September 30, 2015, which was partially offset by non-cash adjustments in the period totaling $8.0 million. As of September 30, 2015, our cash balance was $21.4 million.

The following summarizes our cash flows for the nine months ended September 30, 2015 and September 30, 2014 (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(16,858)	$(9,272)
Net cash (used in) provided by investing activities	(553)	236
Net cash provided by financing activities	2,131	44,140
Effect of exchange rates on cash	149	911
Net (decrease) increase in cash	(15,131)	36,015
Cash of continuing operations, at beginning of period	36,547	5,095
Add: Cash of discontinued operations, at beginning of period	—	16
Less: Cash of discontinued operations, at end of period	—	—
Cash of continuing operations, at end of period	$21,416	$41,126

Significant commitments that will require the use of cash in future periods include obligations under operating leases, a long-term payment obligation, secured note and revolver, purchase commitments and other obligations. Gross committed operating lease obligations were $3.0 million, the long-term payment obligation was $7.4 million, the bank term loan, revolving loan facility and interest related obligation were $19.9 million, and purchase commitments and other obligations were $13.4 million at September 30, 2015. Total commitments due within one year were $16.5 million and due thereafter were $27.2 million at September 30, 2015. These commitment levels as of September 30, 2015 are based on existing terms of our operating leases, obligations with suppliers, a liability to a former related party and an existing credit agreement, as amended with Opus.

Cash used in operating activities for the nine months ended September 30, 2015 was primarily due to the net loss of $20.2 million and decreases in cash from net changes in operating assets and liabilities of $4.7 million which were partially offset by adjustments for certain non-cash items of $8.0 million, consisting primarily of an impairment to goodwill, depreciation, amortization, amortization of debt issue costs and stock-based compensation. For the nine months ended September 30, 2014, cash used in operating activities primarily was due to the net loss of $11.7 million, decreases in cash from net changes in operating assets and liabilities of $3.3 million and an adjustment for the gain on sale of discontinued assets of $0.5 million which was partially offset by adjustments for certain non-cash items of $6.2 million.

Cash used in investing activities for the nine months ended September 30, 2015 primarily reflects $0.6 million in capital expenditures.

Cash provided by financing activities primarily reflects $4.0 million proceeds from draws on the bank revolver which was partially offset by $1.9 million for the repurchase of common stock in the nine months ended September 30, 2015.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of September 30, 2015, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash positions held outside the U.S. are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the U.S. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of September 30, 2015, the amount of cash held at such subsidiaries was $1.8 million. We have not, nor do we anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On October 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules. The Loan Agreement provided for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million. The initial drawdown of $7.5 million was secured by a secured term promissory note dated October 30, 2012. As discussed below, we repaid all outstanding amounts under our Loan Agreement in connection with entering into a Credit Agreement (the “Credit Agreement”) with Opus on March 31, 2014.

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

On March 31, 2014, we entered into a Credit Agreement with Opus. The Credit Agreement provides for a term loan in the aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014 and an additional $2.0 million was drawn down during the three months ended June 30, 2014. In connection with the closing of the Credit Agreement, we repaid all outstanding amounts under the Loan Agreement, as amended with Hercules. The proceeds of the Term Loan and the initial loans under the Revolving Loan Facility, after payment of fees to Opus and expenses and all outstanding amounts under the Loan Agreement with Hercules, were approximately $7.8 million. Our obligation under the Credit Agreement are secured by substantially all assets of the Company. See Note 8 Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information. On November 10, 2014, we entered into an amendment to the Credit Agreement with Opus which changed a number of terms of the Credit Agreement including interest charged, the monthly installment payment schedule, the maximum amount available under the revolving loan facility and the maturity date as well as certain other terms and conditions. For additional information concerning the amendment of the Credit Agreement, see Note 8, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements.

On September 16, 2014, we sold 2,300,000 shares of common stock in an underwritten public offering at $15.00 per share. We received net proceeds of approximately $31.6 million from the sale after deducting the underwriting discount and estimated offering expenses payable by us. See Note 4, Stockholders’ Equity, in the accompanying notes to our condensed consolidated financial statements for more information.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of September 30, 2015, we have a total accumulated deficit of $358.8 million. During the nine months ended September 30, 2015, we sustained a consolidated net loss of $20.2 million. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including increased investment in marketing and sales capabilities to drive revenue growth, and continued investment in our cloud-based services, physical access control solutions, smart card reader products and RFID and NFC products.

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

During the nine months ended September 30, 2015, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2014, except as noted below.

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

Recent Accounting Pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, in the accompanying notes to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report for a full description of recent accounting pronouncements, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended September 30, 2015. For discussion of the Company’s exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the three months ended September 30, 2015, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and interim CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and interim CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and interim CFO, concluded that as of September 30, 2015, our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control over Financial Reporting.  Notwithstanding the material weakness discussed below, our management, including our CEO and interim CFO, has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management, including our CEO and interim CFO, assessed our internal control over financial reporting as of September 30, 2015. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2015, due to the following material weakness.

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

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

A number of remediation actions and organizational changes have already been enacted to address specific control weaknesses identified in our revenue and expenditure cycles, and we are committed to complete the move to a single accounting system across all our businesses during the course of 2016.  In particular we expect that the financial close and consolidation process will be carried out entirely within our new system environment from the second quarter of 2016.  Additionally, as part of our restructuring changes announced in the first quarter of 2016, we are continuing to streamline our global operations and concentrate our accounting and finance function in Orange County, California, close to our executive management and U.S. GAAP resources.  Management expects to complete the implementation of remediation measures, and as a result remediate the existing material weakness described above, during 2016.

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

Changes in Internal Controls over Financial Reporting

Other than the items noted above, we have made no changes to our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table summarizes the Company’s purchases of common stock during the quarter ended September 30, 2015:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased as	Value of Shares that
	of Shares	Price Paid	Part of Publicly	May Yet Be Purchased
Period	Purchased	per Share	Announced Program	Under the Program
July 1 - 31, 2015	—	$—	—	$2,763,663
August 1 - 31, 2015	309,392	$4.09	309,392	$1,499,201
September 1 - 30, 2015	—	$—	—	$1,499,201

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
Steven Finney
Interim Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

10.1#	Letter Agreement dated September 14, 2015 between Identiv, Inc. and Jason Hart (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2015)

10.2#

Letter Agreement dated September 14, 2015 between Identiv, Inc. and Steven Humphreys (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 16. 2015)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.
#	Indicates management contract or compensatory plan or arrangement.