Form 10-K
period 2015-12-31
Identiv, Inc.
filed 2016-03-31
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $57,815,133.

At March 6, 2016, the registrant had outstanding 10,746,911 shares of Common Stock, excluding 617,874 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2015 are incorporated by reference into Part II, Item 5 and Part III of this Report.

Identiv, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2015

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

Identiv and the Identiv logo are trademarks of Identiv, Inc., registered in many jurisdictions worldwide. Certain product and service brands are also trademarks or registered trademarks of the Company, including HIRSCH, idOnDemand, Scramblepad, TouchSecure, and Velocity. Other product and brand names not belonging to Identiv that appear in this document may be trademarks or registered trademarks of their respective owners.

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

Related to our reader product line, we are a leading provider in the definition and provisioning of access cards and other devices that allow users to conveniently and securely access their facilities and resources, and to empower facilities and security administrators to deploy customized solutions with optimal mix of cost, security and convenience to their user community, whether students, hospital patients, military and government personnel, consumers or users.

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

We primarily conduct sales and marketing activities in each of the markets in which we compete, utilizing our own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and/or original equipment manufacturers (“OEMs”). We utilize indirect sales channels that may include OEMs, dealers, systems integrators, value added resellers, resellers or Internet sales, although we also sell directly to end users. In support of our sales efforts, we participate in industry events and conduct sales training courses, targeted marketing programs, and ongoing customer, channel partner and third-party communications programs.

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in California, and Chennai, India, and local operations and sales facilities in Australia, Germany, Hong Kong, India, Japan, Singapore and the U.S. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

For a discussion of our net revenue by segment and geographic location, see Note 10, Segment Reporting and Geographic Information in the accompanying notes to our consolidated financial statements.

Market Strategy

Our corporate priority is to drive revenue growth by leveraging our core expertise from our existing product portfolio and our enduring customer relationships, as well as our significant experience addressing solutions across multiple markets, including government, transportation, healthcare, education, banking, critical infrastructure and others.

In particular, we believe that our more than 20 years’ experience delivering physical security solutions to U.S. Government customers has provided us with significant expertise and a quality reputation. Our products enable compliance with federal directives and standards implemented over the past decade, including Homeland Security Presidential Directive (“HSPD”) 12 and Federal Information Processing Standard (“FIPS”) 201, which defines a common identification standard known as the Personal Identity Verification (“PIV”) credential, used by all U.S. Government employees and contractors. We have supplied millions of smart card readers to the Department of Defense and other federal agencies and are a leading supplier of physical access control solutions to both federal and state government customers, including agencies within the Department of Justice, Department of the Treasury, the FBI, and the U.S. Military.

In our increasingly connected world, governments, enterprises, commercial businesses, organizations of every size, and individuals are continually challenged to protect their physical environments and digital resources, which are vulnerable to increasingly determined attacks.  As the Internet of Things results in more convenience but also more physical vulnerability, we believe we're positioned to deliver both the convenience promised by the IoT and the physical security required by it.

We develop and sell integrated physical access control solutions to government and enterprise customers worldwide.  Our systems integrate access control, video surveillance, intrusion detection, building management and other network-based systems using a wide range of access cards, including PIV cards, smart cards, RFID cards and biometrics in order to successfully secure facilities and resources.

Our offerings include Hirsch MX controllers, Velocity management software, ICPAM software and EDGE controller systems.  These combined with door readers and access cards provide scalable systems, allowing customers to start with a small system and expand it over time. Hirsch and ICPAM EM-100 controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity or ICPAM software. The Hirsch Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. Our door readers provide unique features to support a number of security environments and standards. For example, our Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered. Our TouchSecure readers support the majority of legacy card credentials with a robust next generation platform that can help companies expand to encompass other credentials and technologies, including smart cards, and mobile government-issued cards.

Identiv is a leading global supplier of smart card readers. We offer a broad range of contact, contactless and mobile smart card readers, tokens and terminals that are utilized around the world to enable logical (i.e., PC, network, or data) access and security and identification applications, such as national ID, payment and eHealth and eGovernment. To support the growing demand for solutions that provide secure access via mobile devices, sometimes known as “bring your own device” (“BYOD”), our mobile readers allow users to securely authenticate using iOS™ or Android™ devices, when they present standard credentials issued by the U.S. Government, including the PIV card and its predecessor, the Common Access Card (“CAC”), as well as the PIV-I card issued by commercial contractors under a similar security standard.

We design and manufacture a broad range of NFC and RFID products, including inlays and inlay-based cards, labels, tags and stickers, as well as other RF and IC components. Our inlays and converted inlay products are used in a diverse range of identity-based applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing, and others.

Leveraging our expertise in RFID and NFC technology, and mobility, we are developing new solutions for a wide range of physical connected items, also known as the “Internet of Things.”  Market analysts estimate that by 2020 the number of physical things connected to the Internet will grow into the tens of billions. These will include household appliances, vehicles, medicines, home security systems, books, luggage, jewelry, toys and a host of other objects. We believe the growth of the Internet of Things creates significant opportunities to provide physical access and authentication into nearly every industry, worldwide.  We plan to leverage our physical access and RFID-based physical device-management expertise to provide leading solutions as our customers embrace the Internet of Things.

Customers

We sell to customers worldwide in a diverse range of markets, including government, enterprise, consumer, education, healthcare and transportation. Sales to our ten largest customers accounted for 35% of total net revenue in 2015 and 44% of total net revenue in 2014. One customer accounted for 14% of our total net revenue in 2015. One customer accounted for 23% of our total net revenue in 2014. A significant amount of revenue is sourced from sales of products and systems to our OEM partners and an indirect sales network who sell to various entities within the U.S. federal government sector. U.S. federal government sales are primarily delivered through our OEM partners and an indirect sales network or are priced using published General Service Administration schedules.

Sales and Marketing

We primarily conduct our own sales and marketing activities in each of the markets in which we compete, utilizing our own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and/or OEMs. We sell our smart card readers and RFID/NFC products directly to end users and utilize indirect sales channels that may include OEMs, dealers, systems integrators, value added resellers, resellers or Internet sales. We sell our physical access control solutions and our idOnDemand cloud-based identity and access management services primarily through systems integrators, dealers and value added partners, although we also sell directly to end users. In support of our sales efforts, we participate in trade shows and conduct sales training courses, targeted marketing programs, and ongoing customer, channel partner and third-party communications programs.

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

Enterprise-class physical access control solutions are available from multiple suppliers. In this market we primarily compete with AMAG Technology (a division of G4S plc), Lenel Systems International (a division of United Technologies Corp.), Software House (a division of Tyco International Ltd.), Gallagher Group Ltd, and Honeywell International Inc.

We may in the future face competition from other parties that develop physical security and RFID solutions based upon approaches similar to or different from those employed by us. In addition, these markets for security solutions may ultimately be dominated by approaches other than the approach marketed by us. We believe that the principal competitive factors affecting the market for our products, systems and solutions include:

•	technical features;
•	the ability of channel partners to effectively integrate multiple products and systems in order to address customer requirements including full system capabilities, cost of ownership and ease of use;
•	quality and reliability;
•	the ability of suppliers to quickly develop new products and integrated solutions to satisfy new customer requirements;
•	ease of use;
•	strength of sales and distribution channels; and
•	price and total cost of system ownership.

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

We attempt to balance our investment in new technologies, products and services with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development. Research and development expenses were $9.2 million in 2015 and $6.9 million in 2014 and we capitalized expense related to development of our cloud-based services of $0.1 million in 2015 and $0.5 million in 2014.

We conduct our research and development activities from several locations around the world. Development of our smart card reader products and technologies primarily takes places in India. Development of our cloud-based credential provisioning and management offering primarily takes place in California. Development of our physical access control solutions primarily takes place in California. Development of our RFID and NFC products and technology primarily takes place in Singapore.

Proprietary Technology and Intellectual Property

Our success depends partly upon our proprietary technology. We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights, which afford only limited protection. Although we often seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages. The core of our proprietary technology advantage is the combination of our advanced technical expertise combined with our intimate customer knowledge, enabling us to develop and bring to market products uniquely positioned to deliver benefits to customers.  This is an intellectual property advantage more characterized by trade secrets and unique relationships than formal patents.

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

We have a portfolio of approximately 30 patent families (designs, patents, utility models, patents pending and exclusive licenses) in individual or regional filings, covering products, electrical and mechanical designs, software systems and methods and manufacturing process ideas for our various businesses. We also submitted and have pending U.S. and foreign patent filings in RFID tags, converged access readers and systems, smart card manufacturing methods, authentication and cloud-based systems and NFC offerings. Additionally, we leverage our own ASIC designs for smart card interface in some of our reader devices. However, none of our patents are currently material to our business.

Manufacturing and Sources of Supply

We utilize a combination of our own manufacturing facilities and the services of contract manufacturers in various countries around the world to manufacture our products and components. Our physical access keypads, controllers and software are manufactured primarily in California, using locally sourced components. The majority of our smart card reader products and components are manufactured in Singapore and China. Our RFID and NFC inlays and inlay-based products such as labels and tags are manufactured and assembled by our own internal manufacturing teams in Singapore primarily using locally sourced components and are certified to the ISO 9001:2000 quality manufacturing standard.

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

Employees

As of December 31, 2015, we had 305 employees, of which 98 were in research and development, 90 were in sales and marketing, 33 were in general and administrative and 84 were in manufacturing and related functions. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Foreign Operations; Properties

We operate globally, with corporate headquarters in Fremont, California. We also maintain leased facilities in Australia, Germany, Hong Kong, India, Japan, Singapore and the U.S. We consider these properties adequate for our business needs.

Special Committee Investigation

In April 2015 the Company was served with a complaint (the “Complaint”) from a former employee alleging, among other things, certain expense reimbursement issues with respect to certain executive officers and certain other employees of the Company. The Board of Directors of the Company formed a special committee (the “Committee”) to investigate the allegations contained in the Complaint and related matters with the assistance of independent counsel. As a result of the ongoing investigation, the Company did not timely file its quarterly reports on Form 10-Q for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015.

On September 9, 2015, after reviewing the findings of the Committee, the Board of Directors appointed Steven Humphreys as the Chief Executive Officer of the Company, replacing Jason Hart, and appointed James Ousley Chairman of the Board.  Mr. Hart continued to serve as President and as a director of the Company until February 2, 2016, when Mr. Hart ceased serving as an officer and director of the Company in connection a restructuring plan announced by the Company on February 2, 2016.

Unrelated to the Committee’s investigation, effective November 18, 2015, the Board of Directors appointed Steven Finney as interim Chief Financial Officer. Mr. Finney continues to serve as the Company’s principal financial officer and principal accounting officer.

Legal Proceedings

On December 7, 2015, we and certain of our present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Ruggiero v. Identiv, Inc., et al., Case No. 15-cv-05583.  The complaint in that lawsuit alleged violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934 based on allegations that we made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  The complaint sought unspecified monetary damages, reasonable costs and attorneys’ fees, and equitable and injunctive relief.  On December 16, 2015, that lawsuit was voluntarily dismissed without prejudice.

Between December 2015 and February 2016, a number of other shareholder lawsuits were filed.  On December 16, 2015, we and certain of our present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934.  In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-JCS, alleging breach of fiduciary duty and abuse of control claims.  On January 25, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of our present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that we made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

From time to time, we could become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows.

Availability of SEC Filings

We make available through our website our Annual Reports on Form 10-K,Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission (“SEC”). Our Internet address is www.identiv.com. The content on our website is not, nor should it be deemed to be, incorporated by reference into this Annual Report. Additionally, documents filed by us with the SEC may be read and copied at the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

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

In addition, our expense levels are based, in significant part, upon our expectations as to future revenues and are largely fixed in the short term. We may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenues. Any significant shortfall in revenues in relation to our expectations could have an immediate and significant effect on our operating results for that quarter and may lead to a reduced market price for our stock.

Our loan covenants may affect our liquidity or limit our ability to incur debt, make investments, sell assets, merge or complete other significant transactions.

In March 2014, we entered into a Senior Secured Credit Facility Agreement with Opus Bank (the “Credit Agreement”). The loan agreement includes provisions that place limitations on a number of our activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends or dispose of or sell assets or enter into a merger or similar transaction. Additionally, on November 10, 2014, we entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the revolving loan facility was increased from $10.0 million to $30.0 million and the revolving loan maturity date was extended to November 10, 2017. On December 4, 2015, we entered into an additional amendment to our Credit Agreement, which revised the Tangible Net Worth covenant.  In addition, the Default or Event of Default arising under the Credit Agreement due to our failure to comply with the Tangible Net Worth covenant for the quarter ended September 30, 2015 was waived.

Together the Credit Agreement and Amended Credit Agreements contain financial covenants that require us to achieve certain levels of financial performance as measured periodically in terms of our tangible net worth, EBITDA, and specific asset levels as they relate to outstanding debt. We have failed to maintain compliance with these financial covenants, and we cannot assure you that we will not be out of compliance with one or more financial covenants again in the future, or that the lender will waive any such failures to be in compliance with covenants.  If an event of default in such covenants occurs and is continuing, the lender may, among other things, accelerate the loan and seize collateral or take other actions of a secured creditor. If repayment of the loan is accelerated, we could face a substantial liquidity problem and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our loan covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. All of the foregoing could have serious consequences to our financial condition and results of operations. Our ability to generate cash to meet scheduled payments with respect to our debt depends on our financial and operating performance, which in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in this Risk Factors section. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness as noted above. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

If we are not able to secure additional financing when needed, our business could be adversely affected.

We may seek or need to raise additional funds for general corporate and commercial purposes or for acquisitions. Our ability to obtain financing depends on our historical and expected future operating and financial performance, and is also subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we are unable to secure additional financing when desired, our ability to fund our business operations, make capital expenditures, pursue additional expansion or acquisition opportunities, or have resources available to capitalize on other opportunities could be limited, and this could adversely impact our financial results. There can be no assurance that additional capital will be available to us on favorable terms or at all. The sale of additional debt or equity securities may cause dilution to existing stockholders. Any debt or equity securities issued may also provide for rights, preferences or privileges senior to those of our common stock and could impose significant restrictions on our operations.

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

The costs associated with an acquisition may be significant, whether or not the acquisition transaction is successfully concluded. As a result, acquisition activities may reduce the amount of capital available to fund our business. To purchase another company, we may be required to issue additional equity securities, which would result in dilution to our stockholders. Acquisitions may result in the assumption of additional liabilities or debt, including unanticipated liabilities, or charges to earnings for such items as amortization of purchased intangibles or in-process research and development expenses. Such liabilities, indebtedness or charges could have a material and adverse impact on our financial condition and results of operations. Acquisitions and strategic investments may also lead to substantial increases in non-current assets, including goodwill. Write-downs of these assets due to unforeseen business developments may materially and adversely impact our financial condition and results of operations.

Additionally, we have in the past acquired companies that we have subsequently divested, in some cases for less than we paid to acquire the companies. Such divestitures involve risks, such as difficulty separating out portions of or entire businesses, distracting our management team and employees, potential loss of revenue and potentially disrupting customer relationships. We have and may again in the future incur significant costs associated with exit or disposal activities, related impairment charges, or both, if we exit or divest a business or product line. If we are not able to successfully integrate or divest products, technologies, or personnel from businesses that we acquire or divest, or if we are not able to realize the expected benefits of our acquisitions, divestitures, or strategic investments, our business and financial results could be adversely affected.

We may not fully realize the anticipated positive benefits of future financial results from our restructuring efforts.

In late 2013, we realigned our organizational structure to operate as a single, unified company rather than as a group of individual businesses and reorganized our management team and our operational activities by function (e.g., engineering, sales, marketing, customer service and information technology). These restructuring efforts were undertaken to streamline operations and reduce operating expenses. In January 2016, we commenced the implementation of a worldwide restructuring plan designed to refocus resources on our core business segments, including physical access and transponders, and to consolidate operations in several worldwide locations. The restructuring plan includes a reduction of approximately 25% of our non-manufacturing employee base, reallocates overhead roles into direct business activities and eliminates certain management and executive roles. Our ability to achieve the anticipated cost savings and other benefits from our restructuring efforts within expected time frames is subject to many estimates and assumptions, and may vary materially based on factors such as market conditions and the effect of our restructuring efforts on our work force. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated positive impacts to future financial results from our current or future restructuring efforts. If our estimates and assumptions are incorrect or if other unforeseen events occur, we may not achieve the cost savings expected from such restructurings, and our business and results of operations could be adversely affected.

Our business and reputation may adversely affected by information technology system failures or network disruptions.

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

Our future success depends on our ability to continue to attract, retain, and motivate our senior management team as well as qualified technical personnel, particularly software engineers. Competition for these employees is intense and many of our competitors may have greater name recognition and significantly greater financial resources to better compete for these employees. In addition, we have recently experienced a number of changes in our senior management team, including the appointment of a new Chief Executive Officer and an Interim Chief Financial Officer in late 2015. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited. All of our key employees are employed on an “at will” basis, meaning either we or the employee may terminate their employment with us at any time. The loss of key employees could slow our product development processes and sales efforts or harm our reputation. Also, our low common stock price may result in difficulty attracting and retaining personnel as stock options and other forms of equity incentives generally comprise a significant portion of our employee compensation.  Further, the changes in senior management as well as the restructurings and reductions in force that we have recently experienced may have a negative effect on employee morale and the ability to attract and retain qualified personnel.

Our business could be adversely affected by reductions or delays in the purchase of our products or services for government security programs in the United States and globally.

We derive a substantial portion of our revenues from indirect sales to U.S. federal, state and local governments and government agencies, as well as from subcontracts under federal government prime contracts. Large government programs are an important market for our business, as high-security systems employing physical access, smart card, RFID or other access control technologies are increasingly used to enable applications ranging from authorizing building and network access for federal employees to paying taxes online, to citizen identification, to receiving health care. We believe that the success and growth of our business will continue to be influenced by our successful procurement of government business either directly or through our indirect sales channels. Accordingly, changes in government purchasing policies or government budgetary constraints could directly affect our financial performance. Sales to government agencies and customers primarily serving the U.S. Government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as the sequester, federal government shutdowns or other Congressional actions to reduce federal spending, and by adverse economic, political or market conditions. A reduction in current or future anticipated sales to the U.S. Government sector could harm our results of operations.

Additionally, we anticipate that an increasingly significant portion of our future revenues will come from government programs outside the U.S., such as electronic national identity, eGovernment and eHealth programs. We currently supply smart card readers, RFID products and cloud-based credential provisioning and management solutions for various government programs in Europe, Asia and Australia and are actively targeting additional programs in these and other geographic areas. However, the allocation and availability of funding for such programs are often impacted by economic or political factors over which we have no control, and which may cause delays in program implementation, which could negatively impact our sales and results of operations.

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

Sales to our ten largest customers accounted for 35% of total net revenue in 2015 and 44% of total net revenue in 2014. One customer accounted for 14% of our total net revenue in 2015. One customer accounted for 23% of our total net revenue in 2014. No customers accounted for more than 10% of our accounts receivable balance as of December 31, 2015. Two customers accounted for more than 10% of our accounts receivable balance as of December 31, 2014 with each customer accounting for approximately 12% of our accounts receivable balance at year end. A significant amount of revenue is sourced from sales of products and systems to our OEM partners and an indirect sales network who sell to various entities within the U.S. federal government sector. We cannot guarantee that future reductions in U.S. Government budgets will not impact our sales to these government entities or that the terms of existing contracts will not be subject to renegotiation. Our loss of one or more of our significant customers could have a significant adverse impact on our business, financial condition and results of operations.

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

Our focus on cloud-based services presents execution and competitive risks.

A component of our strategy involves the sale of our idOnDemand cloud-based services to deliver identity credential provisioning and management solutions. The market for cloud-based credentialing solutions is at an early stage of development. Customer knowledge of, and trust in the cloud-based delivery of credentialing solutions greatly depends upon suppliers’ ability to demonstrate the value, security and reliability of their offerings compared both to competitive services and to traditional models of management identity credentials. We believe our expertise in cloud-based service delivery, our broad experience with relevant security standards and technologies and our investment in infrastructure provide us with a strong foundation to compete. However, if we are not able to demonstrate sufficient security and reliability, as well as differentiated value of our cloud-based solutions to potential customers, our revenue and gross profit margins could be adversely impacted.

Currently, our idOndemand cloud-based services contribute a small component of our overall revenue.  As this component of our business grows, we may recognize an increasing portion of our revenues over the subscription period, rather than at the time of sale. We have made, and expect to continue to make significant investments to develop, sell and deploy our cloud-based service capabilities. These investments are focused on software development, on expanding and maintaining the secure infrastructure to support our cloud computing services, and on developing sales and distribution channels for our idOnDemand offering. If our investments outpace our revenue growth in cloud services, our operating results will be adversely affected.

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

We market and sell our products and solutions to customers in many countries around the world. To support our global sales, customer base and product development activities, we maintain company offices and/or business operations in several locations around the world, including Australia, Germany, Hong Kong, India, Japan, Singapore and the U.S. We also maintain manufacturing facilities in Singapore and California and engage contract manufacturers in multiple countries outside the U.S. Managing our global development, sales, administrative and manufacturing operations places a significant burden on our management resources and our financial processes and exposes us to various risks, including:

•	longer accounts receivable collection cycles;
•	changes in foreign currency exchange rates;
•	changes in foreign laws and regulatory requirements;
•	changes in political or economic conditions and stability, particularly in emerging markets;
•	difficulties managing widespread sales and manufacturing operations;

•	export controls;
•	less effective protection of our intellectual property; and
•	potentially adverse tax consequences.

Any failure to effectively mitigate these risks and effectively manage our global operations could have a material adverse effect on our business, financial condition or operating results.

A significant portion of our revenue is through an indirect sales channel, and the loss of dealers, systems integrators, resellers, or other channel partners could result in decreased revenue.

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

Many of our products are manufactured outside the U.S. by contract manufacturers. Our reliance on these manufactures poses a number of risks, including lack of control over the manufacturing process and ultimately over the quality and timing of delivery of our products. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers, and we may not be able to do this in a timely manner or on reasonable terms. Additionally, we may be subject to currency fluctuations, potentially adverse tax consequences, unexpected changes in regulatory requirements, tariffs and other trade barriers, export controls, or political and economic instability. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative manufacturers could materially and adversely affect our business and operating results. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventory levels could be inadequate or excessive, which could result in damage to our reputation with our customers and in the marketplace, as well as possible shortages of products or write-offs of excess inventory.

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

Our future success will depend, in part, upon our intellectual property rights and our ability to protect these rights. We rely on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. From time to time we may be required to use litigation to protect our proprietary technology. This may result in our incurring substantial costs and we may not be successful in any such litigation. Despite our efforts to protect our proprietary rights, unauthorized third parties may copy aspects of our products, obtain and use information that we regard as proprietary, or infringe upon our patents. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to the same extent as do the laws in the U.S. Because many of our products are sold and a significant portion of our business is conducted outside the U.S., our exposure to intellectual property risks may be higher. Our efforts to protect our proprietary and intellectual property rights may not be adequate. Additionally, there is a risk that our competitors will independently develop similar technology or duplicate our products or design around patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our competitive position could be harmed and we could lose market share.

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

A material impairment in the carrying value of intangible assets or other long-lived assets could negatively affect our consolidated financial condition and results of operations.

A portion of our assets consist of intangible assets and other long-lived assets. We review goodwill for potential impairment on an annual basis and intangible assets and other long-lived assets for potential impairment whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the asset is considered impaired, it is reduced to its fair value, resulting in a non-cash charge to earnings during the period in which any impairment is determined.  In 2015, the carrying value of goodwill was determined to be fully impaired and we recorded an impairment charge of $8.8 million to goodwill, as disclosed in our consolidated statements of operations.

Our stock price has been and is likely to remain volatile.

Over the past few years, The NASDAQ Capital Market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price may result from a number of factors, including, among others:

•	low volumes of trading activity in our stock;
•	technical trading patterns of our stock;
•	variations in our or our competitors’ financial and/or operational results;
•	the fluctuation in market value of comparable companies in any of our markets;
•	expected or announced news about partner relationships, customer wins or losses, product announcements or organizational changes;
•	comments and forecasts by security analysts;
•	the inclusion or removal of our stock from market indices, such as groups of technology stocks or other indices;
•	litigation developments; and
•	general market downturns.

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation.

We have been named as a defendant in putative securities class action lawsuits. These lawsuits and other litigation could cause us to incur substantial expenses and divert our attention and resources.

Securities class action lawsuits have often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the technology industry are particularly vulnerable to this kind of litigation due to the volatility of their stock prices. We and a number of our current and former officers and directors are defendants in putative class lawsuits and derivative litigation, which is discussed in the Section entitled “Legal Proceedings.” Any litigation to which we are a party may result in the diversion of management attention and resources from our business and business strategy. In addition, any litigation to which we are a party may result in onerous or unfavorable judgments that may not be reversed upon appeal and that may require us to pay substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could have a material adverse effect our business, financial condition or results of operations.

If we fail to regain compliance with the listing requirements of The NASDAQ Capital Market, the price and liquidity of our common stock, our business and our ability to access the capital markets could be negatively impacted.

Our common stock currently is listed on The NASDAQ Capital Market. On May 21, 2015, we received notification from NASDAQ that we no longer met the requirements for continued listing under NASDAQ’s listing rules because we had failed to file our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. We subsequently submitted a plan of compliance to NASDAQ, and were given until November 16, 2015 to regain compliance with the continued listing requirements.  The plan of compliance included an undertaking to file our Quarterly Report on Form 10-Q for the Quarter ended June 30, 2015, which had also become delinquent. We subsequently were unable to file our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.  On November 17, 2015, we received a notice from NASDAQ informing us that as a result of our failure  to regain compliance with the continued listing requirements by November 16, 2015, and because our September 30, 2015 Form 10-Q was also delinquent, our common stock was subject to delisting. We requested and were granted a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to appeal the delisting determination. On January 26, 2016, we were notified that the Panel had granted our request to remain listed on The NASDAQ Capital Market, subject to certain conditions. The Panel determined the our common stock would remain listed subject to our becoming current in our periodic filings with the SEC by March 30, 2016, and our holding our annual meeting of stockholders on or before May 12, 2016. If we do not maintain compliance with the remainder of The NASDAQ Capital Market’s continued listing requirements on an ongoing basis and timely comply with the conditions of the Panel’s decision, our common stock may be immediately delisted from The NASDAQ Capital Market. Any such delisting could have a material adverse effect on our stock price, the liquidity of our stock, our business and our ability to raise capital.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could adversely affect our stock price.

We have issued a significant number of shares of our common stock, together with warrants to purchase shares of our common stock, in connection with a number of financing transactions and acquisitions in recent years. Most recently, on September 16, 2014, we sold an aggregate of 2,300,000 shares of our common stock in an underwritten public offering. In the future, from time to time we may issue additional previously authorized and unissued securities, resulting in the dilution of the ownership interests of our current stockholders.

In addition, we have reserved shares of common stock for potential future issuance including stock issued pursuant to various equity incentive plans, as contingent consideration related to previous acquisitions and various warrants issued in connection with previous capitals raises and other transactions. As of December 31, 2015, 1.7 million shares of common stock are reserved for future grants and outstanding equity awards under our various equity incentive plans and an additional 1.1 million shares of common stock are reserved for future issuance in connection with other commitments, including the potential issuance of shares warrant exercises. We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As of March 6, 2016, Mountain Partners AG, together with its affiliates (collectively “Mountain Partners”), had the right to vote approximately 6.7% of the outstanding shares of our common stock. Daniel Wenzel, a director of our company, is a co-founder of Mountain Partners. As of March 6, 2016, our directors and officers collectively held approximately 11.0% of our common stock. Accordingly, our directors and officers could have influence over the outcome of corporate actions requiring Board and stockholder approval, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets or any other significant corporate transaction.

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

We have a material weakness in our internal controls over financial reporting, and if we fail to maintain adequate internal control over financial reporting, our business could be materially and adversely affected.

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

As described in Controls and Procedures in Part II, Item 9A of this Annual Report on Form 10-K, in connection with the audit of our financial statements as of and for the year ended December 31, 2015, we identified a material weakness in internal control over financial reporting during 2015, Management determined that the design and operating effectiveness of our controls over the financial statement close process related to the application of our accounting policies and the presentation of disclosures in the financial statements has been inadequate.  Specifically, this material weakness arises from insufficient review and oversight of the recording of complex and non-routine transactions, including revenue transactions, due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP.   A similar material weakness was previously identified and disclosed in our Annual Report on Form 10-K for the years ended December 2012 and 2013, and a remediation plan was implemented.  However in 2015, in the context of managing a significant change in accounting systems and organizational structure, the loss of legacy knowledge in respect of our old consolidation system, the diversion of resources related to an internal investigation which delayed the filing of our quarterly reports on Form 10-Q in 2015, two material weaknesses identified by our prior auditors as described in Item 9, and other external factors, it became apparent that all the information necessary to record complex and non-routine transactions has not been available and addressed timely, resulting in a number of late accounting adjustments.  We may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in our financial reporting, and the existing material weakness or other material weaknesses in our internal controls could have a material adverse effect on the accuracy, timeliness and reliability of our financial reporting, which may have an adverse effect on our financial condition and results of operations as well as the price of our common stock.

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

Our corporate headquarters are located in Fremont, California and we maintain operational headquarters in Santa Ana, California. We lease additional facilities around the world to house our engineering, sales and marketing, administrative and manufacturing functions. At December 31, 2015, our major facilities consisted of the following:

Location	Function	Square Feet	Lease Expiration
Fremont, California	Corporate headquarters	10,935	April 2021
Santa Ana, California	Administration; manufacturing; research and development	34,599	January 2018
Ismaning, Germany	European operations and sales	15,897	November 2016
Chennai, India	Research and development	17,500	October 2017
Singapore	RFID/NFC product manufacturing	16,060	May 2017

ITEM 3.	LEGAL PROCEEDINGS

On December 7, 2015, we and certain of our present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Ruggiero v. Identiv, Inc., et al., Case No. 15-cv-05583.  The complaint in that lawsuit alleged violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934 based on allegations that we made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  The complaint sought unspecified monetary damages, reasonable costs and attorneys’ fees, and equitable and injunctive relief.  On December 16, 2015, that lawsuit was voluntarily dismissed without prejudice.

Between December 2015 and February 2016, a number of other shareholder lawsuits were filed.  On December 16, 2015, we and certain of our present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934.  In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-JCS, alleging breach of fiduciary duty and abuse of control claims.  On January 25, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of our present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that we made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

From time to time, we could become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

Executive Officers of the Registrant

Information concerning the Company’s executive officers as of March 1, 2016 is as follows:

Steven Humphreys, 54, has served as our Chief Executive Officer since September 9, 2015 and as a director of the Company since July 1996. Mr. Humphreys previously served as Chairman of the Board from September 2013 until September 9, 2015. Mr. Humphreys also previously served on the Strategic Committee of the Board of Directors. Previously, he also served as Lead Director from May 2010 until April 2013 and as Chairman of the Board of Directors from April 2000 to March 2007 and from July 1996 to December 1996. Mr. Humphreys also served as an executive officer of the Company, as President from July 1996 to December 1996 and as President and Chief Executive Officer from December 1996 to April 2000. From November 2011 to December 2014, Mr. Humphreys served as chief executive officer of Flywheel Software, Inc., a privately-held location-based mobile solutions company. From October 2008 until its acquisition by SMSC in February 2010, Mr. Humphreys served as Chief Executive Officer and President of Kleer Corporation, a maker of wireless audio technology. From October 2001 to October 2003, he served as Chairman of the Board and Chief Executive Officer of ActivCard Corporation (now ActivIdentity), a publicly-listed company until December 2010 and a provider of digital identity solutions, for which he also served as a director from March 2008 until December 2010. Previously, Mr. Humphreys was President of Caere Corporation, an optical character recognition software and systems company. Prior to Caere, he spent ten years with General Electric Company in a variety of positions. Currently, Mr. Humphreys also serves as a director of Flywheel Software and of Giraff Technologies AB, a communications robotics device company. Additionally he serves on the board of Summit Public Schools, a charter school system with schools across California and Washington state. Mr. Humphreys holds a B.S. degree from Yale University and M.S. and M.B.A. degrees from Stanford University.

Steven Finney, 56, has served as our Interim Chief Financial Officer since November 18, 2015, and as Vice President of Finance since February 2013. Prior to joining Identiv, Mr. Finney had been the Vice President of Finance, Northeast Region, for Thyssenkrupp Elevator, a German materials and technology conglomerate since 2011. From 2004 through 2011, Mr. Finney served in a variety of financial roles at ASSA ABLOY AB, a publicly listed Swedish security industry conglomerate, including division Chief Financial Officer. Mr. Finney is a chartered accountant in the United Kingdom. Mr. Finney holds a B.A. degree, with honors, from the University of Sheffield in Accounting and Financial Management.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Number of Holders; Dividends

Our common stock is traded on The NASDAQ Capital Market under the symbol “INVE.” According to data available at March 6, 2016, we had 204 registered holders of our common stock. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us. The following table sets forth the high and low closing prices of our common stock for the periods indicated (adjusted for the 1-for-10 reverse split of our common stock effective May 27, 2014):

	High	Low
Fiscal 2015:
First Quarter	$14.84	$8.51
Second Quarter	$12.40	$5.82
Third Quarter	$5.83	$2.64
Fourth Quarter	$3.95	$1.64
Fiscal 2014:
First Quarter	$13.00	$5.72
Second Quarter	$12.50	$6.12
Third Quarter	$21.31	$9.89
Fourth Quarter	$15.04	$8.39

We have never declared or paid cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future.

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

The information set forth below should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited financial statements and related notes included elsewhere in this annual report. The selected balance sheet data at December 31, 2015 and 2014 and the selected statements of operations data for each of the years ended December 31, 2015 and, 2014 have been derived from our audited financial statements that are included elsewhere in this report. The selected balance sheet data at December 31, 2013 and 2012, and the selected statements of operations data for the years ended December 31, 2013 and 2012 have been derived from our audited financial statements not included in this report. The financial data included in this report are historical and are not necessarily indicative of results to be expected in any future period (in thousands of dollars, except per share data).

IDENTIV, INC.

SELECTED CONSOLIDATED FINANCIAL DATA

	Years Ended December 31,
	2015	2014 (1)	2013 (1)	2012 (1)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenue	$60,794	$81,249	$74,284	$71,157
Cost of revenue	37,645	47,793	40,888	39,369
Gross profit	23,149	33,456	33,396	31,788
Operating expenses:
Research and development	9,151	6,902	6,277	6,965
Selling and marketing	20,236	20,635	18,907	19,055
General and administrative	19,604	12,751	14,149	14,839
Re-measurement of contingent consideration	—	—	—	(5,463)
Earn-out consideration	—	3,510	—	—
Impairment of goodwill	8,771	—	15,572	17,027
Impairment of long-lived assets	—	—	178	13,410
Restructuring and severance	1,266	3,098	1,770	325
Total operating expenses	59,028	46,896	56,853	66,158
Loss from operations	(35,879)	(13,440)	(23,457)	(34,370)
Non-operating income (expense)
Other (expense) income	—	—	—	(108)
Interest expense, net	(1,908)	(3,619)	(2,169)	(1,077)
Foreign currency gain (loss), net	(1,211)	(1,270)	710	296
Loss from continuing operations before income taxes and noncontrolling interest	(38,998)	(18,329)	(24,916)	(35,259)
Income tax (provision) benefit	(222)	(95)	(47)	5,755
Loss from continuing operations before noncontrolling interest	(39,220)	(18,424)	(24,963)	(29,504)
Income (loss) from discontinued operations, net of income taxes	-	521	(10,835)	(24,064)
Consolidated net loss	(39,220)	(17,903)	(35,798)	(53,568)
Less: Net loss attributable to noncontrolling interest	76	109	933	3,232
Net loss attributable to Identiv, Inc. common shareholders	$(39,144)	$(17,794)	$(34,865)	$(50,336)
Basic and diluted net income (loss) per share attributable to Identiv, Inc. common shareholders:
Loss from continuing operations	$(3.62)	$(2.12)	$(3.62)	$(4.41)
Income (loss) from discontinued operations	-	0.06	(1.64)	(4.03)
Net loss	$(3.62)	$(2.06)	$(5.26)	$(8.44)
Weighted average shares used to compute basic and diluted loss per share	10,812	8,648	6,633	5,962

	December 31,
	2015	2014 (1)	2013 (1)	2012 (1)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$16,667	$36,547	$5,095	$6,109
Working capital (2)	25,058	41,980	8,451	(128)
Total assets	53,896	85,880	58,759	104,905
Long-term payment obligation	4,878	5,545	5,648	6,177
Total other long-term obligations (3)	508	630	938	721
Long-term financial liabilities	18,104	13,938	3,051	6,167
Total equity	$14,190	$46,132	$24,744	$49,590

(1)

Amounts shown above have been adjusted for divested businesses as disclosed in Note 2 in the accompanying notes to our consolidated financial statements, Discontinued Operations. Although not a required presentation by a Smaller Reporting Company, we have decided to present the comparative information for the years 2012 to 2015, adjusted for discontinued businesses, as this information presents an overview of our current existing businesses since our acquisition of idOnDemand in 2011. Results for idOnDemand are included in the tables above since acquisition date. The operating results for the years shown are also impacted by the acquisition of Bluehill ID AG (“Bluehill ID”) on January 4, 2010 (excluding Swiss Multicard AG, Dutch Multicard Nederland BV and German Multicard GmbH which were subsidiaries of Bluehill ID at the time of acquisition and sold in December 2013 as disclosed in Note 2 in the accompanying notes to our consolidated financial statements, Discontinued Operations) and Smartag on November 19, 2010.

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

We primarily conduct sales and marketing activities in each of the markets in which we compete, utilizing our own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and/or original equipment manufacturers (“OEMs”). We utilize indirect sales channels that may include OEMs, dealers, systems integrators, value added resellers, resellers or Internet sales, although we also sell directly to end users. In support of our sales efforts, we participate in industry events and conduct sales training courses, targeted marketing programs, and ongoing customer, channel partner and third-party communications programs.

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in California, and Chennai, India, and local operations and sales facilities in Australia, Germany, Hong Kong, India, Japan, Singapore and the U.S. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

For a discussion of our net revenue by segment and geographic location, see Note 10, Segment Reporting and Geographic Information in the accompanying notes to our consolidated financial statements.

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

Another important action was the divestiture of businesses that were determined to be non-core to our ongoing strategy. In December 2013 we completed the sale of our Multicard and payment solution subsidiaries in Europe. In February 2014 we completed the sale of our Multicard subsidiary in the U.S. and in July 2014, we sold certain non-core assets related to one of our U. S. based subsidiaries. We have accounted for these divested businesses as discontinued operations, and the statements of operations for all periods presented reflect the discontinuance of these businesses. For more information, see Note 2 Discontinued Operations in the accompanying notes to our consolidated financial statements.

Starting in 2014, our operating segments align to our current market strategy. We reported our financial results under these segments beginning with our Quarterly Report on Form 10-Q for the first quarter of 2014.

Our Strategy

Our corporate priority is to drive revenue growth by leveraging our core expertise from our existing product portfolio, as well as our significant experience addressing customers’ security challenges across multiple markets, including the government, transportation, healthcare, education, banking, critical infrastructure and others.

Trends in our Business

Geographic net revenue, based on each customer’s ship-to location, for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
	2015	2014
	(In thousands)
Americas	$40,848	$51,322
Europe and the Middle East	9,472	15,835
Asia-Pacific	10,474	14,092
Total	$60,794	$81,249

Americas	67%	63%
Europe and the Middle East	16%	20%
Asia-Pacific	17%	17%
Total	100%	100%

Net Revenue Trends

Net revenue in 2015 was $60.8 million, down 25% compared with $81.2 million in 2014. Approximately 45% of our net revenue came from our Credentials segment. Net revenue in our Credentials segment in 2015 was $27.3 million compared to $41.6 million in 2014. Net revenue in our Premises segment in 2015 was $20.0 million compared to $19.0 million in 2014 reflecting a rebound in activity related to U.S. Government entities, which was weak in 2014. The growth in our Premises segment net revenue was more than offset by a 30% decline in net revenue in our Identity segment. The net revenue decline in our Identity segment reflects continued weakness in sales of smart card readers within Europe and the Middle East where sales activity has declined due to continuing economic uncertainty in the region. Premises products accounted for 33% of our business in 2015 and our Identity products accounted for 20% of our net revenue.

Net revenue in the Americas. Net revenue in the Americas was $40.8 million in 2015, accounting for 67% of total net revenue and down 20% compared with $51.3 million in 2014. Net revenue from physical access control solutions for security programs within various U.S. Government agencies, as well as RFID and NFC products, inlays and tags comprise a significant proportion of our net revenue in the Americas region.

Net revenue from our Premises segment in the Americas increased by approximately 8% in 2015 compared to 2014 primarily due to an increase in orders for physical access control solutions from federal and state agency customers. Net revenue from our Identity segment in the Americas remained relatively stable in 2015 compared to 2014. Net revenue from our Credentials segment in the Americas declined 35% in 2015 compared to 2014. The Credential segment net revenue decrease was primarily due to the timing of orders in North America for electronic game toy pieces and other Internet of Things applications.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 and reiterated in memoranda from the Office of Management and Budget (OMB M-11-11). We believe that our physical access control solutions is an attractive offering in the market to help agencies move towards compliance with federal directives and mandates. To expand our sales opportunities in the United States in general and with orders sourced from U.S. Government agencies in particular, we have strengthened our U.S. sales organization and reopened a sales presence in Washington D.C.

Net revenue in Europe, the Middle East, and Asia-Pacific. Net revenue in Europe, the Middle East, and Asia-Pacific was $19.9 million in 2015, accounting for 33% of total net revenue and down 33% from $29.9 million in 2014. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our larger customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Identity products decreased by approximately 40% in 2015 compared to 2014, as 2014 included the completion of a large order to a significant customer in Germany as well as large orders from two significant customers in Asia. In 2015, we did not see a repeat of these major orders as these customers had recently placed significant fourth quarter 2014 orders.  Identity readers comprise approximately 38% of the net revenue throughout these regions in 2015. Net revenue from our Credentials products, which comprise approximately 41% of the sales in these regions, declined by approximately 32% in 2015 compared to 2014 as sales in Europe have been negatively impacted by the transfer of local production of NFC inlays and tags to Singapore following the end of the second quarter of 2014. Net revenue from our Premises products decreased by 13% in 2015 compared to 2014, primarily driven by the completion of projects in the Middle East involving our physical access control solutions in 2014.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e. research and development, selling and marketing, and general and administrative spending) increased 22% in 2015 compared to 2014. Research and development spending increased by 33% in 2015 compared to 2014, mainly due to the transfer of existing employees into research and development and the addition of new employees, leading to higher payroll costs, and travel expenses, as well as higher costs for external services and contractors. Selling and marketing spending in 2015 were down by 2% compared to 2014, due to the stabilization of sales and marketing organization headcount and marketing program spending. General and administrative spending in 2015 increased 54% from 2014 due to a large increase in legal and professional fees and increases in stock-based compensation in 2015.

Simplification and Streamlining of our Business

In September 2013, we undertook a strategic review of our business and initiated a series of actions to simplify our business structure and streamline our operations. As a consequence of our strategic review in late 2013 and early 2014, we disposed of non-core or under-performing businesses, including our Multicard AG, payment solution AG, Multicard Nederland BV and Multicard U.S. subsidiaries. Additionally, we ceased any additional investment in the Tagtrail mobile services platform. To further simplify our business and streamline our operations, we restructured our organization to operate as a single, unified company rather than as a group of individual businesses. This restructuring included the realignment of our management team and our operational activities by function (for example engineering, sales, marketing, customer service and information technology). With the centralization of various functions, we also eliminated several redundant positions.  Additionally, we completed the process of transferring various functions, such as corporate financial accounting and reporting from Germany to the U.S., in the third quarter of 2014.

To streamline production and operations in our Credentials business, we initiated the closure of our German production facility for RFID and NFC inlays, tags, and labels to consolidate production in our facility in Singapore. The closure of this production facility was completed in the second quarter of 2014. We have in the past expanded production capacity with the addition of production and assembly lines at our existing facility in California and via partnerships with external manufacturers, and we are planning to further invest in our card production capabilities. Additionally, we continue to invest in enhancements to our data center infrastructure to support the expected growth of our cloud service offerings.

In addition to the initiatives noted above, on January 27, 2016, we commenced the implementation of a worldwide restructuring plan designed to refocus resources on our core business segments, including physical access and transponders, and to further consolidate our operations in several worldwide locations. The restructuring plan includes a reduction of approximately 25% of our non-manufacturing employee base, reallocating overhead roles into direct business activities and the elimination of certain management and executive roles. See Note 11, Restructuring and Severance, and Note 15, Subsequent Events, in the accompanying notes to our consolidated financial statements for more information.

Restructuring and Severance

As a result of the actions discussed above, certain employees related to non-core functions were terminated. In the year ended December 31, 2014, we recorded $3.1 million in restructuring, severance and other closure related costs. In addition, during the year ended December 31, 2015, we recorded $1.3 million in severance costs primarily related to restructuring within our sales and marketing organization in conjunction with recent corporate restructuring and cost reduction activities.

In connection with the January 2016 restructuring initiatives, we estimate that we will incur aggregate cash charges of approximately $1.6 million to $2.0 million, consisting of approximately $1.5 million to $1.75 million related to severance payments to employees and approximately $100,000 to $250,000 in lease termination fees. The majority of the charges are expected to be paid out during the first quarter of 2016.

Results of Operations

The following table includes segment net revenue and segment net profit information by business segment and reconciles gross profit to results of continuing operations before income taxes and noncontrolling interest. The results for 2015 and 2014 have been adjusted for divested businesses as discussed in Note 2 Discontinued Operations, in the accompanying notes to our consolidated financial statements.

	Years Ended December 31,
	2015	2014
	(In thousands)
Premises:
Net revenue	$19,963	$19,033
Gross profit	11,522	11,358
Gross profit margin	58%	60%
Identity:
Net revenue	11,950	17,045
Gross profit	5,040	8,232
Gross profit margin	42%	48%
Credentials:
Net revenue	27,336	41,565
Gross profit	5,613	11,898
Gross profit margin	21%	29%
All Other:
Net revenue	1,545	3,606
Gross profit	974	1,968
Gross profit margin	63%	55%
Total:
Net revenue	60,794	81,249
Gross profit	23,149	33,456
Gross profit margin	38%	41%
Operating expenses:
Research and development	9,151	6,902
Selling and marketing	20,236	20,635
General and administrative	19,604	12,751
Earn-out consideration	—	3,510
Impairment of goodwill	8,771	—
Restructuring and severance	1,266	3,098
Total operating expenses	59,028	46,896
Loss from operations	(35,879)	(13,440)
Non-operating income (expense):
Interest expense, net	(1,908)	(3,619)
Foreign currency losses, net	(1,211)	(1,270)
Loss from continuing operations before income taxes and noncontrolling interest	$(38,998)	$(18,329)

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Years Ended December 31,

	2015	2014
Net revenue	100.0%	100.0%
Cost of revenue	61.9	58.8
Gross profit	38.1	41.2
Operating expenses:
Research and development	15.1	8.5
Selling and marketing	33.3	25.4
General and administrative	32.2	15.7
Earn-out consideration	—	4.3
Impairment of goodwill	14.4	—
Restructuring and severance	2.1	3.8
Total operating expenses	97.1	57.7
Loss from operations	(59.0)	(16.5)
Non-operating income (expense)
Interest expense, net	(3.1)	(4.5)
Foreign currency losses, net	(2.0)	(1.6)
Loss from continuing operations before income taxes and noncontrolling interest	(64.1)	(22.6)
Income tax provision	(0.4)	(0.1)
Loss from continuing operations before noncontrolling interest	(64.5)	(22.7)
Income from discontinued operations, net of income taxes	—	0.7
Consolidated net loss	(64.5)	(22.0)
Less: Net loss attributable to noncontrolling interest	0.1	0.1
Net loss attributable to Identiv, Inc. stockholders’ equity	(64.4)%	(21.9)%

Fiscal 2015 Compared with Fiscal 2014

Net Revenue

Net revenue in 2015 was $60.8 million, down 25% compared with $81.2 million in 2014. Net revenue was lower in 2015 primarily reflecting lower sales in our Identity, Credentials and All Other segments, partially offset by higher sales in our Premises segment. A more detailed discussion of revenues by segment follows below.

Our products are sold to end customers in the government, enterprise and commercial markets to address vertical market segments including public services administration, military and defense, law enforcement, healthcare, education, banking, industrial, retail and critical infrastructure.

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

Net revenue in our Premises segment was $20.0 million in 2015, an increase of 5% from $19.0 million in 2014. The increase in 2015 primarily was due to higher sales of physical access control solutions in the U.S., resulting from higher overall demand from U.S. Government customers compared to 2014.

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

Net revenue in our Identity segment was $12.0 million in 2015, a decrease of 30% from $17.0 million in 2014. This decrease in Identity segment net revenue in 2015 was primarily the result of significant orders being received in 2014 from our German and Asian customers which were not repeated in 2015, and also reflects continuing economic uncertainty in the international markets we do business in as well as the negative impact of a strong U.S. dollar in 2015 compared to 2014.

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

Net revenue in our Credentials segment was $27.3 million in 2015, down 34% from $41.6 million in 2014. The Credential net revenue decrease in 2015 was primarily due to the timing of the receipt of orders in North America and Europe for electronic game toy pieces and other Internet of Things applications.

The All Other segment includes sales of our Chipdrive brand and Digital Media reader products.

Net revenue in our All Other segment was $1.5 million in 2015, down 57% from $3.6 million in 2014. Digital Media reader product sales were down significantly in 2015 compared to 2014 and are expected to remain at low levels as certain customers are expected to exit this business.

Gross Profit

Gross profit for 2015 was $23.1 million, or 38% of revenues, compared to $33.5 million or 41% of revenues in 2014. Gross profit represents revenues less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable. Gross profit margins were down in 2015 primarily related to product mix with significantly higher sales in our lower-margin segments and inventory write downs and reserve adjustments.

In our Premises segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers was $11.5 million in 2015 and $11.4 million in 2014. Gross profit was higher in 2015 as a direct result of higher sales in the Premises segment in 2014. Gross profit margins in the Premises segment were relatively stable ranging from 58% in 2015 to 60% in 2014.

In our Identity segment, gross profit on sales of information readers and modules as well as cloud-based credential provisioning and management services was $5.0 million in 2015 compared to $8.2 million in 2014. Gross profit was lower in 2015 as a direct result of lower sales in the Identity segment in 2014. Gross profit margins in the Identity segment were lower in 2015 at 42% compared to 48% in 2014 due to product mix and the negative impact of absorbing fixed overhead over a smaller revenue base in the period.

In our Credentials segment, gross profit on sales of RFID & NFC inlays and tags was $5.6 million in 2015 and $11.9 million in 2014. Gross profit was lower in 2015 as a direct result of higher sales of transponders in the Credentials segment in 2014. Gross profit margins in the Credentials segment decreased from 29% in 2014 to 21% in 2015.

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

Operating Expenses

Information about our operating expenses for the fiscal years ended December 31, 2015 and 2014 is set forth below.

Research and Development

	Fiscal 2015	Fiscal 2014	$ Change	% Change
	($ in thousands)
Research and development expenses	$9,151	$6,902	$2,249	32.6%
Percentage of revenue	15%	8%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses were higher in 2015 primarily due to the transfer of existing employees into research and development and the addition of new employees, leading to higher payroll costs and travel expenses, as well as higher costs for external services and contractors in 2015.

Selling and Marketing

	Fiscal 2015	Fiscal 2014	$ Change	% Change
	($ in thousands)
Selling and marketing expenses	$20,236	$20,635	$(399)	(1.9)%
Percentage of revenue	33%	25%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, tradeshow participation, advertising and other marketing and selling costs.

The level of selling and marketing expenses represents the stabilization of sales and marketing organization headcount and marketing program spending resulting from actions begun in 2013 to simplify our business structure and streamline our operations.

General and Administrative

	Fiscal 2015	Fiscal 2014	$ Change	% Change
	($ in thousands)
General and administrative expenses	$19,604	$12,751	$6,853	53.7%
Percentage of revenue	32%	16%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative spending in 2015 increased from 2014 due to a large increase in legal and professional fees and increases in stock-based compensation.

Earn-out and Impairment Charges

	Fiscal 2015	Fiscal 2014	$ Change	% Change
	($ in thousands)
Earn-out consideration	$—	$3,510	$(3,510)	—
Impairment of goodwill	$8,771	$—	$8,771	100%

Pursuant to the terms of the Stock Purchase Agreement entered into on April 29, 2011 between the selling stockholders of idOnDemand, Inc. (the “idOnDemand Agreement”) and us, we accrued an earn-out obligation for the year ended December 31, 2014. The estimated earn-out consideration was calculated based on the achievement of specific financial and sales performance targets as defined in the idOnDemand Agreement. The earn-out consideration liability was settled during the quarter ended June 30, 2015 by the issuance of common stock to the selling shareholders.

As detailed in Note 6, Goodwill and Intangible Assets in the accompanying notes to our consolidated financial statements, under our accounting policy, we are required to perform an annual impairment review of our goodwill and an interim analysis of our long-lived assets, when there are changes in our business that may indicate impairment of those assets.

During the second quarter of 2015, we noted certain indicators of impairment, including a sustained decline in the price of our common stock and continued reduced performance in our Identity reporting unit. Based on the results of step one of the goodwill impairment analysis, we determined that the net adjusted carrying value exceeded the estimated fair value of the Identity reporting unit. As a result, we concluded that the carrying value of goodwill for our Identity reporting unit was fully impaired and recorded an impairment charge of approximately $1.0 million in our consolidated statements of operations during the second quarter of 2015.

During the quarter ended December 31, 2015, our stock price declined significantly which resulted in a significant reduction in our fair value and market capitalization. The stock price declined from $3.64 as of October 1, 2015 to $1.99 as of December 31, 2015, and subsequently dropped further, reaching a low of $1.56 in February 2016. Additionally, our net losses continued in the quarter ended December 31, 2015, and we announced a worldwide restructuring plan designed to refocus resources on our core business segments and to consolidate operations in several worldwide locations. As a result, we performed an impairment test and determined that our goodwill was fully impaired based on qualitative factors as the net fair value of the company exceeded its carrying value. As a result, we recorded an impairment charge of $7.8 million in our consolidated statement of operations in the fourth quarter of 2015.

In December 2014, we performed our annual goodwill impairment test and found no potential indicators of impairment. In addition, our assessments of long-lived assets during 2015 and 2014 found no indicators of impairment during the years ended December 31, 2015 and 2014.

Restructuring and Severance Charges

	Fiscal 2015	Fiscal 2014	$ Change	% Change
	($ in thousands)
Restructuring and severance	$1,266	$3,098	$(1,832)	(59.1)%

Beginning in the first quarter of 2014, certain employees related to non-core functions were terminated, the process of transferring corporate financial accounting and reporting from Germany to the U.S. commenced and certain manufacturing facilities were scheduled to close with activities consolidated within existing facilities. As a result, we recorded restructuring and severance charges of $3.1 million primarily related to restructuring, severance and other closure related costs in 2014. During 2015, we recorded an additional $1.3 million in severance costs, as part of management’s continuing efforts to simplify business operations.

See Note 11, Restructuring and Severance in the accompanying notes to our consolidated financial statements for more information.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the fiscal years ended December 31, 2015 and 2014 is set forth below.

	Fiscal 2015	Fiscal 2014	$ Change	% Change
	($ in thousands)
Interest expense, net	$(1,908)	$(3,619)	$1,711	(47.3)%
Foreign currency (loss) gain, net	$(1,211)	$(1,270)	$59	(4.6)%

Interest Expense, Net

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability to a former related party arising from our acquisition of Hirsch Electronics Corporation (“Hirsch”), offset by interest earned on invested cash. The higher net interest expense in 2014 is due to our entry into a bank term loan and revolving loan facility on March 31, 2014 with Opus Bank (“Opus”) and repayment of all outstanding amounts under the secured debt facility with Hercules Technology Growth Capital, Inc. (“Hercules”). In connection with the repayment of our secured debt facility with Hercules, we recorded a $1.6 million charge to interest expense in 2014 in our consolidated statement of operations. The $1.6 million charge to interest expense included $0.9 million related to write-off of deferred costs, $0.6 million related to write-off of discounts on the secured note and $0.1 million related to prepayment fees as stipulated in the Hercules agreement and forfeiture of a facility charge paid at the inception of the agreement.

See Note 7, Long-Term Payment Obligation and Note 8, Financial Liabilities in the accompanying notes to our consolidated financial statements for more information on our interest expense and financial obligations.

Foreign Currency (Losses) Gains, Net

We recorded net foreign currency losses of $1.2 million and $1.3 million in the years ended December 31, 2015 and 2014, respectively. Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. dollar and the euro and the Swiss franc and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

	Fiscal 2015	Fiscal 2014	$ Change	% Change
	($ in thousands)
Income tax provision	$(222)	$(95)	$(127)	133.7%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income (loss) we earn in jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 34% and our effective tax rate in fiscal years 2015 and 2014.

2015 – A reduction of $11.7 million, or 30.1% to the statutory rate resulted from changes in valuation allowance during the year. A reduction of $2.6 million, or 6.8% resulted from the impairment of goodwill, and an addition of $1.3 million, or 3.5% resulted from rate differences between U.S. and non-U.S. jurisdictions. No U.S. taxes were provided with respect to undistributed earnings of foreign subsidiaries as these earnings are intended to be indefinitely reinvested outside the United States. Significant jurisdictions causing this difference are Germany and Singapore. The net effect of all changes was an income tax expense of $0.1 million recorded in 2015.

2014 – A reduction of $3.9 million, or 27.0% to the statutory rate resulted from changes in valuation allowance during the year, A reduction of $1.1 million, or 6.8% resulted from the settlement of the earn-out consideration liability, and a reduction of $0.9 million, or 5.5%, resulted from rate differences between U.S. and non-U.S. jurisdictions. No U.S. taxes were provided with respect to undistributed earnings of foreign subsidiaries as these earnings are intended to be indefinitely reinvested outside the United States. Significant jurisdictions causing this difference are Germany and Singapore. The net effect of all changes was an income tax expense of $0.1 million recorded in 2014.

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

No net revenue was recorded for the divested businesses in 2015 and $1.3 million was recorded in 2014. No income from discontinued operations before income taxes was recorded in 2015 and $0.5 million was recorded in 2014.

Liquidity and Capital Resources

As of December 31, 2015, our working capital, defined as current assets less current liabilities, was $25.1 million, a decrease of $16.9 million compared to $42.0 million as of December 31, 2014. The decrease in working capital reflects a net loss of $39.2 million and changes in operating assets and liabilities negatively impacting our liquidity of $1.3 million for the year ended December 31, 2015, partially offset by non-cash adjustments of $17.5 million. As of December 31, 2015, our cash balance was $16.7 million.

The following summarizes our cash flows for the twelve months ended December 31, 2015 and 2014 (in thousands):

	Years Ended December 31,
	2015	2014
Net cash used in operating activities	$(23,003)	$(11,733)
Net cash provided by (used in) investing activities	(341)	84
Net cash provided by financing activities	2,131	41,909
Effect of exchange rates on cash	1,333	1,176
Net decrease in cash	(19,880)	31,436
Cash, beginning of year	36,547	5,095
Add: Cash of discontinued operations, at beginning of year	—	16
Less: Cash of discontinued operations, end of year	—	—
Cash, end of year	$16,667	$36,547

Significant commitments that will require the use of cash in future periods include obligations under operating leases, our contractual payment obligation assumed upon our acquisition of Hirsch, secured note and revolver, purchase commitments and other obligations. Gross committed operating lease obligations are $4.1 million, our contractual payment obligation assumed upon our acquisition of Hirsch is $6.7 million, the bank term loan, revolving loan facility and interest related obligation is $19.7 million, and purchase commitments and other obligations are $8.2 million at December 31, 2015. Total commitments due within one year are $9.0 million and due thereafter are $29.7 million at December 31, 2015. These commitment levels are based on existing terms of our operating leases, obligations with suppliers, our contractual payment obligation and the existing credit agreement with Opus as of December 31, 2015.

Cash used in operating activities for 2015 primarily was due to the net loss of $39.2 million and decreases in cash from net changes in operating assets and liabilities of $1.3 million which was partially offset by adjustments for certain non-cash items of $17.5 million which primarily consisted of impairment of goodwill, depreciation, amortization, amortization of debt issue costs and stock-based compensation. For 2014, cash used in operating activities primarily was due to the net loss of $17.9 million and a decrease in cash from net changes in operating assets and liabilities of $4.9 million, which were partially offset be adjustments for certain non-cash items of $11.1 million.

Cash used in investing activities for 2015 reflects $0.3 million in capital expenditures. For 2014, cash provided by investing activities reflects $1.4 million in proceeds on sale of discontinued operations, offset by $1.3 million in capital expenditures.

Cash provided by financing activities reflects an additional $4.0 million in proceeds from debt borrowings less cash used to repurchase common stock of $1.9 million. For the year ended December 31, 2014, cash provided by financing activities primarily reflects $14.3 million net cash proceeds from borrowings of debt, less repayments to Opus and $35.8 million net cash proceeds from sales of common stock, partially offset by cash payments of $6.7 million for financial liabilities related to a debt facility repaid in full on March 31, 2014 and $1.7 million for the repurchase of common stock during the year.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of December 31, 2015, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of December 31, 2015, the amount of cash included at such subsidiaries was $2.2 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On October 30, 2012, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules. The Loan Agreement provided for a term loan in aggregate principal amount of up to $10.0 million with an initial drawdown of $7.5 million. The initial drawdown of $7.5 million was secured by a secured term promissory note dated October 30, 2012. As discussed below, we repaid all outstanding amounts under the Loan Agreement in connection with the closing of the Credit Agreement with Opus on

March 31, 2014. See Note 8 Financial Liabilities in the accompanying notes to our consolidated financial statements for more information.

On April 16, 2013, we entered into a purchase agreement (the “Purchase Agreement”) with LPC, pursuant to which we have the right to sell to LPC up to $20 million in shares of our common stock, subject to certain limitations and conditions set forth in the Purchase Agreement. We directed LPC to purchase 496,500 shares of common stock from January 1, 2014 through September 30, 2014 for net consideration of $4.2 million. See Note 4 Stockholders’ Equity, in the accompanying notes to our consolidated financial statements for more information.

On March 31, 2014, we entered into a Credit Agreement (the “Credit Agreement”) with Opus. The Credit Agreement provides for a term loan in the aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”), of which $4.0 million was drawn down on March 31, 2014 and an additional $2.0 million was drawn down during the three months ended June 30, 2014. In connection with the closing of the Credit Agreement, we repaid all outstanding amounts under the Loan Agreement with Hercules. The proceeds of the Term Loan and the initial loans under the Revolving Loan Facility, after payment of fees to Opus and expenses and all outstanding amounts under the Loan Agreement, were approximately $7.8 million. Our obligations under the Credit Agreement are secured by substantially all assets of the Company. On November 10, 2014 and on December 4, 2015, we amended the Credit Agreement with Opus (the “Amended Credit Agreement”) which changes a number of terms of the Credit Agreement including interest charged, the monthly installment payment schedule, the maximum amount available under the revolving loan facility and the maturity date as well as certain other terms and conditions. See Note 8 Financial Liabilities, in the accompanying notes to our consolidated financial statements for more information.

On December 4, 2015, we entered into an amendment (the “Credit Amendment”) to our Credit Agreement with Opus. The Credit Amendment amended and restated Section 7.11(a) Financial Covenants to read as follows: “Tangible Net Worth. Permit the sum of the Consolidated Tangible Net Worth plus the amount shown on the Borrower’s current balance sheet for the 1994 Settlement Agreement to be less than the sum of $8,000,000 plus, an amount equal to 50% of the amount of any Cash proceeds from any equity or Subordinated Debt issued by the Borrower after December 1, 2015 as of the end of any fiscal quarter of the Borrower measured quarterly beginning at the end of the fiscal quarter ending December 31, 2015.” In addition, Opus waived any Default or Event of Default arising under the Credit Agreement due to our the failure to comply with the requirements of Section 7.11(a) of the Credit Agreement (Tangible Net Worth) for the quarter ended September 30, 2015.

As of December 31, 2015, we were in compliance with the financial covenants in the Credit Agreement.

On September 16, 2014, we sold 2,300,000 shares of our common stock in an underwritten public offering at $15.00 per share and also granted the underwriter a 30-day option to purchase up to an additional 300,000 shares of common stock to cover overallotments, if any. We received net proceeds of approximately $31.6 million after deducting the underwriting discount and estimated offering expenses payable. See Note 4 Stockholders’ Equity, in the accompanying notes to our consolidated financial statements for more information.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of December 31, 2015, we have a total accumulated deficit of $377.8 million. During the year ended December 31, 2015, we sustained a consolidated net loss of $39.2 million. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including increased investment in marketing and sales capabilities to drive revenue growth, and continued investment in our cloud-based services, physical access control solutions, smart card reader products and RFID and NFC products.

We believe our raising of funds through public and private offerings of equity securities and the increase in our line of credit with Opus provides sufficient working capital to fund operations for the next 12 months.  Over the longer term, we believe our existing cash balance, together with available credit under our Amended Credit Agreement with Opus and our ability to raise capital through public and private offerings will be sufficient to satisfy our working capital needs to fund operations. However, there can be no assurance that additional capital, if required, will be available to us or that such capital will be available to us on acceptable terms.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2015 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$4,125	$1,737	$1,621	$657	$110
Contractual payment obligation	6,722	1,160	2,448	2,742	372
Financial liabilities	19,669	884	18,785	—	—
Purchase commitments and other obligations	8,168	8,162	6	—	—
Total obligations	$38,684	$11,943	$22,860	$3,399	$482

Our contractual payment obligation was assumed upon our acquisition of Hirsch. See Note 7, Contractual Payment Obligation, in the accompanying notes to our consolidated financial statements.

Financial liabilities in the above contractual obligations table include payments to be made for principal and interest in accordance with the terms at December 31, 2015 of the Credit Agreement we entered into with Opus as amended on November 10, 2014 and December 4, 2015. See Note 9, Financial Liabilities, in the accompanying notes to our consolidated financial statements.

We lease facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these orders or contractual commitments. See Note 14, Commitments and Contingencies, in the accompanying notes to our consolidated financial statements.

Our other long-term liabilities include gross unrecognized tax benefits, and related interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities. Accordingly, such amounts are not included in the contractual obligation table above.

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

We recognize revenue in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) ASC 605-25, Revenue Recognition – Multiple Element Arrangements, and, in certain transactions, ASC 985 Software – Revenue Recognition.

In multiple-element arrangements, some sales arrangement are accounted for under the software provisions of ASC 985-605 and others under the provisions that relate to the sale of non-software products.

In multiple-element arrangements that include a hardware, bundled with professional services, maintenance contracts, and in some cases with its software products, we evaluate each element, delivered and undelivered, in an arrangement to determine whether it represents a separate unit of accounting. In these multiple element arrangements, revenue is allocated among all elements, delivered and undelivered, based on a vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors, including pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles. Some of our offerings contain a significant element of proprietary technology and provide substantially unique features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as we are unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, typically we are not able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration.

In multiple-element arrangements that include software, we account for each element under the standards of ASC 985-605 related to software. When software is a delivered element, we use the residual method (ASC 605-25) for determining the amount of revenue to recognize for the delivered software component if VSOE for all of the undelivered elements has been established. In sales arrangements where VSOE of fair value has not been established, revenue for all elements is deferred and amortized over the life of the arrangement.

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

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s assessment of estimated current and future income taxes to be paid. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in determining the consolidated income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits.

Deferred tax assets and liabilities arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which are expected to result in taxable or deductible amounts in the future. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, for all material jurisdictions, we consider all available positive and negative evidence, including scheduled reversals of deferred tax balances, projected future taxable income, tax-planning strategies and results of recent operations. In projecting future taxable income, we begin with historical results adjusted for the results of discontinued operations and incorporate assumptions about the amount of future state, federal and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates we use to manage the underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating results.

As of December 31, 2015, we have federal and state income tax net operating loss (“NOL”) carryforwards of 89.7 million and $17.6 million, respectively, which will expire at various dates starting in 2015. Such NOL carryforwards expire as follows (in thousands):

Years	Amounts
2016 - 2021	$8,146
2022 - 2027	58,987
2028 - 2033	27,915
2034 - 2037	12,267
Total	$107,315

We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these state NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2015, will be accounted for as a reduction of income tax expense.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired in a business combination. Goodwill is not subject to amortization but is subject to an annual assessment, at a minimum, for impairment in accordance with ASC 350, Intangibles - Goodwill and Other (“ASC 350”). Impairment of goodwill is tested at the reporting unit level, which is one level below its operating segment. We evaluate goodwill on an annual basis in the fourth quarter and on an interim basis whenever events and changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We perform interim goodwill impairment reviews between our annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results.

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

Intangible and Long-lived Assets

We evaluate our long-lived assets and certain identifiable amortizable intangible assets for impairment in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”) whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset group. If such asset groups are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset groups. Intangible assets with definite lives are amortized using the straight-line method over the estimated useful lives of the related assets.

Stock-based Compensation

We recognize stock-based compensation expense for all share-based payment awards in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. We utilize the Black-Scholes-Merton option-pricing model in order to determine the fair value of stock-based option awards. The Black-Scholes-Merton model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded stock-based compensation expense and operating results could be different.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (ASU 2015-05”), which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of ASU 2015-05 will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs on the balance sheet by requiring entities to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. We do not expect the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). Under ASU 2015-01, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Upon adoption, we may elect prospective or retrospective application. We do not expect the adoption of ASU 2015-01 will have a material impact on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers" (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” (“ASU 2015-14”), which defer the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance is effective for us beginning January 1, 2018 and will provide us additional time to evaluate the method and impact that ASU 2014-09 will have on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We are primarily exposed to changes in currency exchange rates as certain of our operations are conducted in foreign currencies such as the euro, Swiss franc, Australian dollar and Japanese yen.

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

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities, (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our reported consolidated statements of financial position, consolidated statements of operations, and consolidated statements of cash flows. We have performed sensitivity analyses as of December 31, 2015 and 2014 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of December 31, 2015 and 2014. The results of this hypothetical sensitivity analysis indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.3 million for 2015 and 2014.

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

At December 31, 2015 and 2014, we had $16.7 million and $36.5 million, respectively, in cash and no cash equivalents or short-term investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Identiv, Inc.

We have audited the accompanying consolidated balance sheet of Identiv, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2015.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Identiv, Inc. and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr Pilger Mayer, Inc.

San Jose, California

March 30, 2016

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

/s/ BDO USA, LLP

San Jose, California

March 23, 2015

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$16,667	$36,547
Accounts receivable, net of allowances of $346 and $156 as of December 31, 2015 and 2014, respectively	7,915	13,612
Inventories	14,726	9,254
Prepaid expenses	841	1,002
Other current assets	1,125	1,200
Total current assets	41,274	61,615
Property and equipment, net	4,218	5,311
Goodwill	—	8,853
Intangible assets, net	7,275	8,730
Other assets	1,129	1,371
Total assets	$53,896	$85,880
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$6,280	$8,372
Earn-out liability	—	3,510
Current portion - payment obligation	681	635
Deferred revenue	1,515	508
Accrued compensation and related benefits	1,905	2,139
Other accrued expenses and liabilities	5,835	4,471
Total current liabilities	16,216	19,635
Long-term payment obligation	4,878	5,545
Long-term financial liabilities	18,104	13,938
Other long-term liabilities	508	630
Total liabilities	39,706	39,748
Commitments and contingencies (see Note 14)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized;
11,365 and 10,884 shares issued and 10,747 and 10,640 shares outstanding as of December 31, 2015 and 2014, respectively	11	11
Additional paid-in capital	396,407	389,401
Treasury stock, 618 and 244 shares as of December 31, 2015 and 2014, respectively	(6,487)	(4,572)
Accumulated deficit	(377,814)	(338,670)
Accumulated other comprehensive income	2,229	1,699
Total Identiv, Inc. stockholders' equity	14,346	47,869
Noncontrolling interest	(156)	(1,737)
Total stockholders´ equity	14,190	46,132
Total liabilities and stockholders´equity	$53,896	$85,880

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2015	2014
Net revenue	$60,794	$81,249
Cost of revenue	37,645	47,793
Gross profit	23,149	33,456
Operating expenses:
Research and development	9,151	6,902
Selling and marketing	20,236	20,635
General and administrative	19,604	12,751
Earn-out consideration	—	3,510
Impairment of goodwill	8,771	—
Restructuring and severance	1,266	3,098
Total operating expenses	59,028	46,896
Loss from operations	(35,879)	(13,440)
Non-operating income (expense):
Interest expense, net	(1,908)	(3,619)
Foreign currency losses, net	(1,211)	(1,270)
Loss from continuing operations before income taxes and noncontrolling interest	(38,998)	(18,329)
Income tax provision	(222)	(95)
Loss from continuing operations before noncontrolling interest	(39,220)	(18,424)
Income from discontinued operations, net of income taxes	—	521
Consolidated net loss	(39,220)	(17,903)
Less: Loss attributable to noncontrolling interest	76	109
Net loss attributable to Identiv, Inc. common stockholders	$(39,144)	$(17,794)
Basic and diluted net income (loss) per share attributable to Identiv, Inc. common stockholders:
Loss from continuing operations	$(3.62)	$(2.12)
Income from discontinued operations	-	0.06
Net loss	$(3.62)	$(2.06)
Weighted average shares used to compute basic and diluted loss per share	10,812	8,648

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2015	2014
Consolidated net loss	$(39,220)	$(17,903)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	971	594
Foreign currency translation reclassified into net loss upon acquisition of noncontrolling interest	(444)	—
Total other comprehensive income, net of income taxes	527	594
Consolidated comprehensive loss	(38,693)	(17,309)
Less: Comprehensive loss (income) attributable to noncontrolling interest	79	(13)
Comprehensive loss attributable to Identiv, Inc. common stockholders	$(38,614)	$(17,322)

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands; except par value)

	Identiv, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, January 1, 2014	7,445	$8	$348,912	$(2,777)	$(320,876)	$1,227	$(1,750)	24,744
Net loss	—	—	—	—	(17,794)	—	(109)	(17,903)
Other comprehensive income	—	—	—	—	—	472	122	594
Issuance of common stock in connection with equity offerings, net of issuance costs	2,803	3	35,752	—	—	—	—	35,755
Issuance of common stock in connection with ESPP	7	—	35	—	—	—	—	35
Issuance of common stock in connection with stock bonus and incentive plans	42	—	428	—	—	—	—	428
Stock option grants in connection with stock bonus and incentive plans	—	—	68	—	—	—	—	68
Issuance of common stock in connection with exercise of options and warrants	520	—	869	—	—	—	—	869
Stock-based compensation expense	5	—	1,877	—	—	—	—	1,877
Modification of equity awards	—	—	350	—	—	—	—	350
Issuance of warrants	—	—	1,110	—	—	—	—	1,110
Repurchase of common stock	(182)	—	—	(1,795)	—	—	—	(1,795)
Balances, December 31, 2014	10,640	11	389,401	(4,572)	(338,670)	1,699	(1,737)	46,132
Net loss	—	—	—	—	(39,144)	—	(76)	(39,220)
Other comprehensive income	—	—	—	—	—	974	(3)	971
Issuance of common stock in connection with settlement of earn-out	326	—	3,510	—	—	—	—	3,510
Issuance of common stock to acquire share of noncontrolling interest	95	—	(1,216)	—	—	(444)	1,660	-
Issuance of common stock in connection with exercise of options and warrants	60	—	46	—	—	—	—	46
Stock-based compensation expense	—	—	4,666	—	—	—	—	4,666
Repurchase of common stock	(374)	—	—	(1,915)	—	—	—	(1,915)
Balances, December 31, 2015	10,747	$11	$396,407	$(6,487)	$(377,814)	$2,229	$(156)	$14,190

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(39,220)	$(17,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations	—	(459)
Earn-out consideration	—	3,510
Depreciation and amortization	3,148	3,015
Impairment of goodwill and long-lived assets	8,771	—
Accretion of interest to payment obligation	536	432
Amortization of debt issuance costs	408	2,099
Stock-based compensation expense	4,667	2,163
Modification of equity awards	—	350
Loss on disposal of fixed assets	17	7
Changes in operating assets and liabilities:
Accounts receivable	5,450	(1,472)
Inventories	(5,858)	(710)
Prepaid expenses and other assets	196	(168)
Accounts payable	(1,890)	115
Payment obligation liability	(1,157)	(973)
Deferred revenue	1,009	(199)
Accrued expenses and other liabilities	920	(1,540)
Net cash used in operating activities	(23,003)	(11,733)
Cash flows from investing activities:
Capital expenditures	(341)	(1,311)
Proceeds (net cash disposed of) related to sale of businesses	—	1,395
Net cash provided by (used in) investing activities	(341)	84
Cash flows from financing activities:
Proceeds from issuance of debt	4,000	16,000
Payment of debt issue costs	—	(601)
Proceeds from capital raise, net of issuance costs	—	35,755
Proceeds from issuance of common stock under employee stock purchase plan and option and warrant exercises	46	904
Payments on financial liabilities	—	(8,354)
Repurchase of common stock	(1,915)	(1,795)
Net cash provided by financing activities	2,131	41,909
Effect of exchange rates on cash	1,333	1,176
Net (decrease) increase in cash	(19,880)	31,436
Cash of continuing operations, at beginning of period	36,547	5,095
Add: Cash of discontinued operations, at beginning of period	—	16
Less: Cash of discontinued operations, at end of period	—	—
Cash of continuing operations, at end of period	$16,667	$36,547
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,364	$1,528
Cash paid for income taxes	$135	$353
Non-cash investing and financing activities:
Common stock issued to settle earn-out obligation	$3,510	$-
Common stock issued to acquire share of noncontrolling interest	$1,216	$-
Common stock issued in connection with stock bonus and incentive plans	$-	$428
Stock option grants issued in connection with stock bonus and incentive plans	$-	$68
Property and equipment included in accrued expenses and other liabilities	$333	$30

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Identiv, Inc. (“Identiv” or the “Company,”) is a global security technology company that secures data, physical places and things. Global organizations in the government, education, retail, transportation, healthcare and other markets rely upon our solutions. We empower them to create safe, secure, validated and convenient experiences in schools, government offices, factories, transportation, hospitals and virtually every type of facility and for every type of product.

The Company’s corporate headquarters are in Fremont, California. The Company maintains research and development facilities in California, and Chennai, India and local operations and sales facilities in Australia, Germany, Hong Kong, Japan, Singapore, and the U.S. The Company was founded in 1990 in Munich, Germany and was incorporated in 1996 under the laws of the State of Delaware.

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split — On May 22, 2014, the stockholders approved, and the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware effecting, a one-for-ten reverse split of the Company's common stock, par value $0.001. The reverse stock split did not change the par value of the Company’s common stock or the number of shares of preferred stock authorized for issuance. Upon the effectiveness of the reverse stock split, the Company’s issued shares of common stock decreased from approximately 80 million to approximately 8 million shares, all with a par value of $0.001. The Company has no outstanding shares of preferred stock. All share, per share and stock option information in the accompanying consolidated financial statements and the notes thereto have been restated for all periods to reflect the reverse stock split.

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

Inventories — Inventories are stated at the lower of cost, using standard cost, approximating average cost, or FIFO method, as applicable, or market value. Inventory is written down for excess inventory, technical obsolescence and the inability to sell based primarily on historical sales and expectations for future use. The Company operates in an industry characterized by technological change. The planning of production and inventory levels is based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventory could be substantially less than amounts in the consolidated balance sheets. Once inventory has been written down below cost, it is not subsequently written up.

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

See Note 6, Goodwill and Intangible Assets, for more information about the impairment charges recorded in the second quarter ended June 30, 2015 and the fourth quarter ended December 31, 2015.

Intangible and Long-lived Assets — The Company evaluates its long-lived assets and amortizable intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The Company evaluates its long-lived assets and identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives of the related assets as the straight-line method is considered to align with expected cash flows. Each period the Company evaluates the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. For intangible assets determined to have an indefinite useful life, no amortization is recognized until the assets´ useful life is determined to be no longer indefinite. As discussed in Note 6, Goodwill and Intangible Assets, the Company performed an impairment analysis in the fourth quarter of 2015 and found no indicators of impairment.

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

In multiple-element arrangements that include hardware, bundled with professional services, maintenance contracts, and in some cases with its software products, the Company evaluates each element, delivered and undelivered, in an arrangement to determine whether it represents a separate unit of accounting. In these multiple element arrangements, revenue is allocated among all elements, delivered and undelivered, based on a vendor-specific objective evidence (“VSOE”), if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price (“ESP”) if neither VSOE nor TPE is available. VSOE of selling price is based on the price charged when the element is sold separately. TPE of selling price is established by evaluating largely interchangeable competitor products or services in stand-alone sales to similarly situated customers. The best estimate of selling price is established considering multiple factors, including pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies and industry technology lifecycles. Some of the Company’s offerings contain a significant element of proprietary technology and provide substantially unique features and functionality; as a result, the comparable pricing of products with similar functionality typically cannot be obtained. Additionally, as the Company is unable to reliably determine what competitors products’ selling prices are on a stand-alone basis, typically the Company is not able to determine TPE for such products. Therefore ESP is used for such products in the selling price hierarchy for allocating the total arrangement consideration.

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

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant, and all software development costs generally have been expensed as incurred. The Company capitalizes certain costs for its internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company recorded amortization expense related to software development costs, including amounts written-off related to capitalized costs, in the amount of $0.3  million and $0.1 million for the years ended December 31, 2015 and 2014, respectively.

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

The Company has elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Since the Company has been publicly traded for many years, it utilizes its own historical volatility in valuing its stock option grants. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company estimates the expected forfeiture rate and recognizes expense only for those awards which are ultimately expected-to-vest shares. If the actual forfeiture rate is materially different from the Company’s estimate, the recorded stock-based compensation expense could be different. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Concentration of Credit Risk — One customer accounted 14% of net revenue for the year ended December 31, 2015, and one customer accounted for 23% of net revenue for the year ended December 31, 2014.  No customers accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2015.  Two customers accounted for more than 10% of the Company’s accounts receivable balance at December 31, 2014. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements.

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

Comprehensive Loss — ASU No. 2011-05, Comprehensive Income, ASC Topic 200, Presentation of Comprehensive Income (“ASU No. 2001-05”) requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Comprehensive loss for the years ended December 31, 2015 and 2014 has been disclosed within the consolidated statements of comprehensive loss. Other accumulated comprehensive loss includes net foreign currency translation adjustments which are excluded from consolidated net loss.

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss and gains and losses from transactions denominated in currencies other than the functional currencies of the Company are included in the Company’s consolidated statements of operations. The Company recognized a currency loss of $1.2  million in 2015 and $1.3 million in 2014.

Recent Accounting Pronouncements and Accounting Changes

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (ASU 2015-05”), which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-05 will have a material impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”), which changes the presentation of debt issuance costs on the balance sheet by requiring entities to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-03 will have a material impact on its consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). Under ASU 2015-01, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Upon adoption, the Company may elect prospective or retrospective application. The Company does not expect the adoption of ASU 2015-01 will have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern”, (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers" (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” (“ASU 2015-14”), which defer the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance is effective for the Company beginning January 1, 2018 and will provide the Company additional time to evaluate the method and impact that ASU 2014-09 will have on its consolidated financial statements.

2. Discontinued Operations

During the fourth quarter of 2013, the Company committed to sell its Rockwest Technology Group, Inc. d/b/a/ Multicard US (“Multicard US”) subsidiary to George Levy, Matt McDaniel and Hugo Garcia (the “Buyers”), the founders and former owners of the Multicard US business. The sale of the Multicard US subsidiary was completed on February 4, 2014 and was made pursuant to a Share Purchase Agreement dated January 21, 2014 between the Company and the Buyers whereby the Company agreed to sell 80.1% of its holdings in Multicard US, to the Buyers for cash consideration of $1.2 million. Based on the carrying value of the assets and the liabilities attributed to Multicard US on the date of sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $0.4 million, net of income taxes of nil, in the consolidated statement of operations in the year ended December 31, 2014, which is included in income (loss) from discontinued operations, net of income taxes.

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

In accordance with ASC Topic 205-20, Discontinued Operations (“ASC 205”), the results of these businesses have been presented as discontinued operations in the consolidated statements of operations for the year ended December 31, 2014 and 2015.

The key components of income from discontinued operations consist of the following (in thousands):

	Years Ended December 31,
	2015	2014
Net revenue	$—	$1,276
Discontinued operations:
Income from discontinued operations before income taxes	$—	$62
Income tax provision	—	—
Income from discontinued operations, net of income taxes	—	62
Gain on sale of discontinued operations, net of income taxes of nil	—	459
Income from discontinued operations, net of income taxes	$—	$521

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2015 and 2014, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of December 31, 2015 and 2014.

The Company’s only liability measured at fair value on a recurring basis is the contingent consideration related to the acquisition of idOnDemand, Inc. (“idOnDemand”). The sellers of idOnDemand (the “Selling Shareholders”) are eligible to receive limited earn-out payments (“Earn-out Consideration”) in the form of shares of common stock subject to certain lock-up periods under the terms of the Stock Purchase Agreement dated April 29, 2011 between the Company and the Selling Shareholders of idOnDemand (the “SPA”). The fair value of the Earn-out Consideration is based on achieving certain revenue and profit targets as defined under the SPA. The accrual of the Earn-out Consideration for periods prior to the year ended December 31, 2015 is probability weighted and discounted to reflect the restriction on the resale or transfer of such shares. The valuation of the Earn-out Consideration is classified as a Level 3 measurement as it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the Earn-out Consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the Earn-out Consideration at each reporting period. The number of shares issued to settle the obligation was based on the 30-calendar day average price of the Company’s common stock immediately preceding the settlement date. Thus, in accordance with ASC 480, Distinguishing Liabilities from Equity, the fair value of the Earn-out Consideration was classified as a liability and re-measured each reporting period through December 31, 2014. Once the number of shares to settle the liability was set, the liability was no longer fair valued with the financial value being deemed the fair value of the shares set for settlement.

As of December 31, 2014, the maximum amount payable for Earn-out Consideration was $5.0 million. For the period ended December 31, 2014, the Company engaged a third party independent valuation firm to assist in the determination of the Earn-out Consideration liability. The Company recorded an earn-out obligation of $3.51 million as of December 31, 2014. The Earn-out Consideration liability of $3.51 million was settled during the quarter ended June 30, 2015 by the issuance of common stock to the Selling Shareholders, including the Company’s former CEO and former CFO. The common stock issued has a lock-up period of 12 months from the date of issuance.

Fair Value Measurements (Level 3)
(in thousands)	Earn-out Liability
Balance at January 1, 2014	$-
Remeasurement of obligation	3,510
Balance at December 31, 2014	$3,510
Remeasurement of obligation	-
Issuance of shares to settle earn-out obligation	(3,510)
Balance at December 31, 2015	$-

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

As of December 31, 2015 and 2014, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2015 and 2014, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

4. Stockholders’ Equity

Reverse Stock Split

On May 22, 2014, the stockholders approved, and the Company filed a certificate of amendment to its Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware effecting a one-for-ten reverse stock split. The reverse stock split did not change the par value of the Company’s common stock or the number of shares of preferred stock authorized for issuance.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share. No shares of the Company’s preferred stock, including the Series A Participating Preferred Stock, were outstanding as of December 31, 2015 and 2014. The Company’s board of directors may from time to time, without further action by the Company’s stockholders, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of shares of the Company’s common stock. Upon the affirmative vote of the Board, without stockholder approval, the Company may issue shares of preferred stock with voting and conversion rights which could adversely affect the holders of shares of its common stock.

Private Placement

On August 14, 2013, in a private placement, the Company issued 834,847 shares of its common stock at a price of $8.50 per share and warrants to purchase an additional 834,847 shares of its common stock at an exercise price of $10.00 per share (the “2013 Private Placement Warrants”) to accredited and other qualified investors (the “Investors”). Aggregate gross consideration of $7.1 million and $0.8 million in issuance costs were recorded in connection with the private placement. The Company engaged a placement agent in connection with private placement outside the United States. As compensation at closing, the Company paid $0.6 million in cash and issued 100,000 shares of common stock to the placement agent on the same terms as those sold to the Investors in the offering. In addition, the placement agent was issued warrants to purchase 100,000 shares of common stock at an exercise price of $10.00 per share as bonus compensation.

Sale of Common Stock

On September 16, 2014, the Company entered into an underwritten public offering of 2,000,000 shares of its common stock at a public offering price of $15.00 per share and also granted the underwriter a 30-day option to purchase up to an additional 300,000 shares of common stock to cover overallotments, if any. The Company received net proceeds of approximately $31.6 million from the sale of 2,300,000 shares of common stock in the public offering, after deducting the underwriting discount of $2.5 million and estimated offering expenses of $0.4 million. The Company used the net proceeds from the offering for working capital and other general corporate purposes.

Common Stock Warrants

In connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the Consultant Warrant was issued and quarterly thereafter. The Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of December 31, 2015, the Consultant Warrant has not been exercised.

In connection with the Company’s entry into a credit agreement with Opus Bank (“Opus”) as discussed in Note 8, Financial Liabilities, the Company issued Opus a warrant to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90 (the “Opus Warrant”). The Opus Warrant is immediately exercisable for cash or by net exercise and expires on March 31, 2019. The shares issuable upon exercise of the Opus Warrant are to be registered at the request of Opus pursuant to a registration rights agreement, dated March 31, 2014 between the Company and Opus. As of December 31, 2015,  the Opus Warrant had not been exercised.

The Company issued warrants to purchase 409,763 shares of its common stock at an exercise price of $26.50 per share in a private placement to accredited and other qualified investors in November 2010 (the “2010 Private Placement Warrants”). The 2010 Private Placement Warrants are exercisable beginning on the date of issuance and expired on November 14, 2015.

Below is a summary of outstanding warrants issued by the Company as of December 31, 2015:

Warrant Type	Shares Issuable Pursuant to the Exercise of Warrants	Weighted Average Exercise Price	Issue Date	Expiration Date
Consultant Warrant	85,000	$10.70	August 13, 2014	August 13, 2019
Opus Warrant	100,000	9.90	March 31, 2014	March 31, 2019
2013 Private Placement Warrants	186,878	10.00	August 14, 2013	August 14, 2017
Total	371,878

2011 Employee Stock Purchase Plan

In June 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). On December 18, 2013, the Compensation Committee of the Board suspended the ESPP effective January 1, 2014. No additional shares will be authorized and no shares will be issued under the ESPP until further notice. As of December 31, 2015, there were 293,888 shares reserved for future purchase under the ESPP.

Since the ESPP was suspended effective January 1, 2014, there was no stock-based compensation expense resulting from the ESPP included in the consolidated statements of operations for the years ended December 31, 2015 and 2014, respectively.

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

Stock Bonus and Incentive Plans

In June 2010, the Company’s stockholders approved the 2010 Plan which granted cash and equity-based awards to executive officers, directors, and other key employees as designated by the Compensation Committee of the Board. An aggregate of 300,000 shares of the Company’s common stock was reserved for issuance under the 2010 Plan as equity-based awards, including shares, nonqualified stock options, restricted stock or deferred stock awards. These awards provide the Company´s executive officers, directors, and key employees with the opportunity to earn shares of common stock depending on the extent to which certain performance goals are met. Since the adoption of the 2011 Plan (described below), the Company utilizes shares from the 2010 Plan only for performance-based awards to Participants and all equity awards granted under the 2010 Plan are issued pursuant to the 2011 Plan.

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

As of December 31, 2015, an aggregate of 11,509 options were outstanding under the Director Option Plan and 1997 Stock Option Plan, 15,169 options were outstanding under the 2000 Stock Option Plan, 53,560 options were outstanding under the 2007 Plan, and 709,644 options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of activity for the Company’s stock option plans for the year ended December 31, 2015 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2014	897,115	$12.09
Granted	—	—
Cancelled or expired	(110,131)	16.64
Exercised	(5,180)	8.01
Balance at December 31, 2015	781,804	$11.48	6.72	$-
Vested or expected to vest at December 31, 2015	744,258	$11.59	6.54	$-
Exercisable at December 31, 2015	495,206	$12.88	5.85	$-

The following table summarizes information about options outstanding as of December 31, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $8.40	158,222	7.59	$6.40	100,345	$6.64
$8.41 - $8.80	230,688	7.84	8.80	106,382	8.80
$8.81 - $12.00	247,769	6.80	11.21	147,229	11.41
$12.01 - $40.20	140,775	3.39	21.06	136,900	21.24
$40.21 - $43.40	4,350	1.22	43.38	4,350	43.38
$5.20 - $43.40	781,804	6.63	11.48	495,206	12.88

The weighted-average grant date fair value per option for options granted during the years ended December 31, 2015 and 2014 was $0 and $9.71, respectively. A total of 5,180 and 27,733 options were exercised during the years ended December 31, 2015 and 2014, respectively.

The fair value of option grants was estimated using the Black-Scholes-Merton model with the following weighted-average assumptions for the years ended December 31:

	2015	2014
Risk-free interest rate	N/A	1.54%
Expected volatility	N/A	88.7%
Expected term in years	N/A	4.79
Dividend yield	N/A	None

At December 31, 2015, there was $1.5 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock and Restricted Stock Units

The following is a summary of restricted stock and RSU activity for the year ended December 31, 2015:

	Number Outstanding	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2014	542,342	$13.74
Granted	285,247	12.34
Vested	(52,421)	14.53
Forfeited	(53,250)	11.17
Balance at December 31, 2015	721,918	$13.32	1.3	$1,436,619

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2015, there was $5.3 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.5 years. As of December 31, 2015, an aggregate of 721,918 RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all stock-based compensation expense related to the ESPP, stock options and RSUs included in the consolidated statements of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Year Ended
	December 31,
	2015	2014
Cost of revenue	$85	$36
Research and development	324	142
Selling and marketing	1,085	303
General and administrative	3,022	1,396
Total	$4,516	$1,877

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2015 was as follows:

Exercise of outstanding stock options and vesting of RSUs	1,503,722
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	218,244
Noncontrolling interest in Bluehill AG	10,355
Warrants to purchase common stock	741,047
Total	2,767,256

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2015 and 2014, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of common stock equivalents excluded from diluted loss per share relating to these securities was 2,255,124 common stock equivalents for the year ended December 31, 2015, and 1,354,866 common stock equivalents for the year ended December 31, 2014.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) at December 31, 2015 and 2014 consists of foreign currency translation adjustments of $2.2 million and $1.7 million, respectively. As a result of the acquisition of noncontrolling interest, $444.0 thousand was reclassified out of AOCI into earnings during the year ended December 31, 2015.

Stock Repurchases

On October 9, 2014, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock. Under the stock repurchase program, the Company may repurchase up to $5.0 million of its common stock over a period of one year. The program allowed stock repurchases from time to time at management’s discretion in the open market or in private transactions at prevailing market prices. The stock repurchase program may be limited or terminated at any time by the Board of Directors without prior notice. During the year ended December 31, 2015, the Company repurchased 358,502  shares of common stock under the stock repurchase program for total consideration of approximately $1.8 million. Additionally, during the year ended December 31, 2015, the Company repurchased 15,143  shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

5. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	December 31,
	2015	2014

Raw materials	$5,033	$3,272
Work-in-progress	12	571
Finished goods	9,681	5,411
Total	$14,726	$9,254

Property and equipment, net consists of (in thousands):

	December 31,
	2015	2014
Building and leasehold improvements	$2,670	$1,298
Furniture, fixtures and office equipment	2,242	4,236
Plant and machinery	8,858	6,732
Purchased software	2,510	2,520
Total	16,280	14,786
Accumulated depreciation	(12,062)	(9,475)
Property and equipment, net	$4,218	$5,311

The Company recorded depreciation expense of $1.7 million and $1.6 million during the years ended December 31, 2015 and 2014, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	December 31,
	2015	2014
Accrued restructuring	$633	$1,377
Accrued professional fees	1,731	679
Income taxes payable	282	275
Other accrued expenses	3,189	2,140
Total	$5,835	$4,471

6. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by reporting unit, which is the same as operating segment, as of December 31, 2015 and 2014 as well as changes in the carrying amount of goodwill (in thousands):

	Premises(1)	Credentials(1)	Identity(1)	All Other(1)	Total
Balance at December 31, 2014	$7,783	$—	$1,070	$—	$8,853
Goodwill impairment during the year	(7,783)	—	(988)	—	(8,771)
Currency translation adjustment	—	—	(82)	—	(82)
Balance at December 31, 2015	$—	$—	$—	$—	$—

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

During the second quarter of 2015, the Company noted certain indicators of impairment, including a sustained decline in its stock price and continued reduced performance in its Identity reporting unit. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the Identity reporting unit. As a result, the Company concluded that the carrying value of goodwill for the Identity reporting unit was fully impaired and recorded an impairment charge of approximately $1.0 million in its consolidated statements of operations during the second quarter of 2015.

During the quarter ended December 31, 2015, the Company’s stock price declined significantly which resulted in a significant reduction in its fair value and market capitalization. The stock price declined from $3.64 as of October 1, 2015 to $1.99 as of December 31, 2015, and subsequently dropped further, reaching a low of $1.56 in February 2016. Additionally, the Company’s net losses continued in the quarter ended December 31, 2015, and the Company announced a worldwide restructuring plan designed to refocus resources on its core business segments and to consolidate operations in several worldwide locations. As a result, the Company performed an impairment test and determined that its goodwill was fully impaired based on qualitative factors as the Company’s net fair value exceeded its carrying value. As a result, the Company recorded an impairment charge of $7.8 million in its consolidated statement of operations in the fourth quarter of 2015.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

	Existing Technology	Customer Relationships	Trade Name	Total
Amortization period (in years)	11.75	4.0 – 11.75	1.0

Gross carrying amount at December 31, 2014	$4,600	$10,701	$570	$15,871
Accumulated amortization	(1,914)	(4,657)	(570)	(7,141)
Intangible Assets, net at December 31, 2014	$2,686	$6,044	$—	$8,730

Gross carrying amount at December 31, 2015	$4,600	$10,639	$570	$15,809
Accumulated amortization	(2,361)	(5,603)	(570)	(8,534)
Intangible Assets, net at December 31, 2015	$2,239	$5,036	$—	$7,275

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as outlined in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the year ended December 31, 2015.

The following table illustrates the amortization expense included in the consolidated statements of operations for the years ended December 31, 2015 and 2014 (in thousands):

	Years Ended
	December 31,
	2015	2014
Cost of revenue	$448	$448
Selling and marketing	1,007	1,007
Total	$1,455	$1,455

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2016	$1,455
2017	1,455
2018	1,455
2019	1,455
Thereafter	1,455
Total	$7,275

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

The Company included $0.5 million and $0.6 million of interest expense during the years ended December 31, 2015 and 2014, respectively, in its consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of December 31, 2015 is as follows (in thousands):

2016	$1,160
2017	1,200
2018	1,248
2019	1,298
2020	1,444
Thereafter	372
Present value discount factor	(1,163)
Total	$5,559

8. Financial Liabilities

Financial liabilities consist of (in thousands):

	December 31,	December 31,
	2015	2014

Secured term loan	$10,000	$10,000
Bank revolving loan facility	8,300	4,300
Less: Unamortized discount	(196)	(362)
Long-term financial liabilities	$18,104	$13,938

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

In connection with the Company’s entry into the Credit Agreement, the Company paid $170,000 in customary lender fees and expenses, including facility fees. As discussed in Note 4, Stockholders’ Equity, the Company issued the Opus Warrant  to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90. The Company calculated the fair value of the Opus Warrant using the Black-Scholes option pricing model using the following assumptions: estimated volatility of 92.09%, risk-free interest rate of 1.73%, no dividend yield and an expected life of five years. The fair value of the Opus Warrant was determined to be $0.8 million. The Opus Warrant is classified as equity in accordance with ASC 505 as the settlement of the warrant will be in shares and is within the control of the Company. The Company allocated both the cash and warrant (equity) consideration to the Term Loan and Revolving Loan Facility using the relative value of these loans. The Company recorded a total of $0.9 million in issuance costs, both cash and equity, related to the Term Loan and Revolving Loan Facility. Cost consideration of $0.5 million allocated for the Term Loan was recorded as a discount on the Term Loan and is reported in the balance sheet as an adjustment to the carrying amount of the Term Loan. The remaining $0.4 million in issuance costs was allocated to the Revolving Loan Facility as a deferred charge, pursuant to ASC Topic 835-30, Imputation of Interest (“ASC 835-30”). The issuance costs and discounts related to the Credit Agreement are amortized as interest expense in accordance with ASC 835-30 over the term of the Credit Agreement.

On November 10, 2014, the Company entered into an amendment to its Credit Agreement  (the “Amended Credit Agreement”). Under the Amended Credit Agreement, the revolving loan facility was increased from $10.0 million to $30.0 million and the revolving loan maturity date was extended to November 10, 2017. In addition, the Company is no longer required to make scheduled monthly installment payments of principal under the Term Loan. Rather, the entire principal balance of the Term Loan will be due on March 31, 2017. Under the terms of the Amended Credit Agreement, both the principal amount of the Term Loan and the principal amount outstanding under the Revolving Loan Facility bear interest at a floating rate equal to: (a) if the Company holds more than $30.0 million in cash with Opus, the greater of (i) the prime rate plus 1.50% and (ii) 4.75%; (b) if the Company holds $30.0 million or less but more than $20.0 million in cash with Opus, the greater of (i) the prime rate plus 2.25% and (ii) 5.50%; or (c) if the Company holds $20.0 million or less in cash with Opus, the greater of (i) the prime rate plus 2.75% and (ii) 6.00%. Interest on both facilities continues to be payable monthly. Additionally, the Amended Credit Agreement (i) modifies certain loan covenants applicable to the Company’s stock repurchase plan (see above), (ii) removes from the loan collateral shares of the Company’s capital stock repurchased by the Company and (iii) extends the current tangible net worth covenant by one year. The Company paid .333% of the revolving loan facility as a lender fee in the aggregate amount of $100,000 upon the signing of the Amended Credit Agreement. In addition, the Company paid $75,000 in third party fees related to the debt modification. Under the relevant debt restructuring accounting guidance found in ASC 470, the amendment to the Credit Agreement on November 10, 2014 has been treated as a debt modification. The Opus and third party fees have been allocated to the Revolving Loan Facility as a deferred charge and to the discount on the Term Loan pursuant to ASC Topic 470-50-40 and are being amortized as interest expense over the remaining term of the Amended Credit Agreement. The Company may voluntarily prepay the Term Loan and outstanding amounts under the Revolving Loan Facility, without prepayment charges, and is required to make prepayments of the Term Loan in certain circumstances using the proceeds of asset sales or insurance or condemnation events.

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

On December 4, 2015, the Company entered into an amendment (the “Credit Amendment”) to the Amended Credit Agreement. The Credit Amendment amended and restated Section 7.11(a) Financial Covenants to read as follows: “Tangible Net Worth. Permit the sum of the Consolidated Tangible Net Worth plus the amount shown on the Borrower’s current balance sheet for the 1994 Settlement Agreement to be less than the sum of $8,000,000 plus, an amount equal to 50% of the amount of any Cash proceeds from any equity or Subordinated Debt issued by the Borrower after December 1, 2015 as of the end of any fiscal quarter of the Borrower measured quarterly beginning at the end of the fiscal quarter ending December 31, 2015.” In addition, Opus waived any Default or Event of Default arising under the Credit Agreement due to the failure of the Company to comply with the requirements of Section 7.11(a) of the Credit Agreement (Tangible Net Worth) for the fiscal quarter ending September 30, 2015. As of December 31, 2015, the Company was in compliance with all financial covenants under the Amended Credit Agreement.

In addition, it contains customary events of default that entitle Opus to cause any or all of the Company’s indebtedness under the Amended Credit Agreement to become immediately due and payable. Events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, Opus may terminate its lending commitments and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Amended Credit Agreement to be immediately due and payable. The Company has considered the components of the material adverse change clause of the Amended Credit Agreement and determined the likelihood of default under the existing terms is remote. Accordingly, all amounts outstanding under the Amended Credit Agreement are classified as long-term in the accompanying consolidated balance sheets.

The following table summarizes the timing of repayment obligations for the Company’s financial liabilities for the next five years under the terms of the Amended Credit Agreement as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	Total
Bank term loan and revolving loan facility	$—	$18,300	$—	$—	$18,300

9. Income Taxes

Loss before income taxes for domestic and non-U.S. continuing operations is as follows:

(In thousands)	2015	2014
Loss from continuing operations before income taxes and noncontrolling interest:
U.S.	$(43,518)	$(16,022)
Foreign	4,520	(2,307)
Loss from continuing operations before income taxes and noncontrolling interest	$(38,998)	$(18,329)

The benefit (provision) for income taxes consisted of the following:

	December 31,
(In thousands)	2015	2014
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Current
Federal	$—	$44
State	(16)	56
Foreign	(206)	(195)
Total current	(222)	(95)
Total provision for income taxes	$(222)	$(95)

Significant items making up deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2015	2014
Deferred tax assets:
Allowances not currently deductible for tax purposes	$3,481	$3,555
Net operating loss carryforwards	62,779	60,774
Accrued and other	8,781	2,759
	75,041	67,088
Less valuation allowance	(70,478)	(62,646)
	4,563	4,442
Deferred tax liability:
Depreciation and amortization	(2,774)	(3,525)
Other	(1,789)	(917)
	(4,563)	(4,442)

Net deferred tax liability	$—	$—

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2015. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

A valuation allowance of $70.5 million and $62.6 million at December 31, 2015 and December 31, 2014, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired as a result of the acquisition of Hirsch, which are not deductible for tax purposes.

As of December 31, 2015, the Company has net operating loss carryforwards of $89.7 million for federal, $17.6 million for state and $117.5 million for foreign income tax purposes. The Company’s loss carryforwards began to expire in 2015, and will continue to expire through 2033 if not utilized.

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

The (benefit) provision for income taxes reconciles to the amount computed by applying the statutory federal tax rate to the loss before income taxes from continuing operation is as follows:

	December 31,
(In thousands)	2015	2014
Income tax expense (benefit) at statutory federal tax rate of 34%	$(13,247)	$(6,035)
Earn-out consideration	—	1,193
State taxes, net of federal benefit	11	(37)
Foreign taxes benefits provided for at rates other than U.S statutory rate	(1,349)	965
Change in valuation allowance	11,728	3,845
Goodwill impairment	2,646	—
Permanent differences	731	492
Other	(298)	(328)
Total provision for income taxes	$222	$95

The Company has no present intention of remitting undistributed retained earnings of any of its foreign subsidiaries. Accordingly, the Company has not established a deferred tax liability with respect to undistributed earnings of its foreign subsidiaries.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The determination and presentation of the amount of such temporary differences as of December 31, 2015 and 2014, is not practicable because of complexities of the hypothetical calculation.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or results of operations is as follows:

(In thousands)	2015	2014
Balance at January 1	$2,886	$2,800
Additions based on tax positions related to the current year	352	319
Additions for tax positions of prior years	—	4
Reductions in prior year tax positions	—	(125)
Reductions in prior year tax positions due to completion of audit	—	—
Other reductions in prior year tax positions	(15)	(112)
Balance at December 31	$3,223	$2,886

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as disclosed in the above table would materially change in the next 12 months. The reduction to the amount of unrecognized tax benefits during 2015 was primarily due to the expiration of statutes of limitations on tax attributes carried forward for prior years.

As of December 31, 2015 and 2014, the Company recognized liabilities for unrecognized tax benefits of $3.1 million and $2.8 million, respectively, which were accounted for as a decrease to deferred tax assets. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or results of operations for the years 2015 and 2014. Also the subsequent recognition, if any, of these previously unrecognized tax benefits would not affect the effective tax rate. Such recognition would result in adjustments to other tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits, which, if recognized would affect the tax rate is $0.1 million as of December 31, 2015 and 2014.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. During fiscal 2015, the Company recorded a reduction to accrued penalties of $400 and a reduction to accrued interest of $3,000 related to the unrecognized tax benefits noted above. As of December 31, 2015, the Company has recognized a total liability for penalties of $15,000 and interest of $24,000. During fiscal 2014, the Company recorded a reduction to accrued penalties of $51,000 and a reduction to accrued interest of $7,000 related to the unrecognized tax benefits noted above. As of December 31, 2014, the Company has recognized a total liability for penalties of $15,000 and interest of $21,000.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company generally is no longer subject to tax examinations for years prior to 2010. However, if loss carryforwards of tax years prior to 2010 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

10. Segment Reporting and Geographic Information

ASC Topic 280, Segment Reporting (“ASC 280”) establishes standards for the reporting by public business enterprises of information about operating segments, products and services and by geographic areas. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available to its chief operating decision makers (“CODM”). The Company’s CODM is considered its CEO.

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

Net revenue and gross profit information by segment for the years ended December 31, 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Premises:
Net revenue	$19,963	$19,033
Gross profit	11,522	11,358
Gross profit margin	58%	60%
Identity:
Net revenue	11,950	17,045
Gross profit	5,040	8,232
Gross profit margin	42%	48%
Credentials:
Net revenue	27,336	41,565
Gross profit	5,613	11,898
Gross profit margin	21%	29%
All Other:
Net revenue	1,545	3,606
Gross profit	974	1,968
Gross profit margin	63%	55%
Total:
Net revenue	60,794	81,249
Gross profit	23,149	33,456
Gross profit margin	38%	41%
Operating expenses:
Research and development	9,151	6,902
Selling and marketing	20,236	20,635
General and administrative	19,604	12,751
Earn-out consideration	—	3,510
Impairment of goodwill	8,771	—
Restructuring and severance	1,266	3,098
Total operating expenses:	59,028	46,896
Loss from operations	(35,879)	(13,440)
Non-operating income (expense):
Interest expense, net	(1,908)	(3,619)
Foreign currency loss (gain), net	(1,211)	(1,270)
Loss from continuing operations before income taxes and noncontrolling interest	$(38,998)	$(18,329)

Geographic net revenue is based on customer’s ship-to location. Information regarding net revenue by geographic region is as follows (in thousands):

	Year Ended December 31,
	2015	2014

Americas
United States	$40,848	$51,318
Other	—	4
Total Americas	40,848	51,322
Europe and the Middle East	9,472	15,835
Asia-Pacific	10,474	14,092
Total	$60,794	$81,249
Revenues
Americas	67%	63%
Europe and the Middle East	16%	20%
Asia-Pacific	17%	17%
Total	100%	100%

Long-lived assets by geographic location as of December 31, 2015 and 2014 are as follows (in thousands):

	December 31,	December 31,
	2015	2014
Property and equipment, net:
Americas
United States	$2,096	$2,134
Other	—	—
Total Americas	2,096	2,134
Europe and the Middle East
Germany	295	1,252
Total Europe and the Middle East	295	1,252
Asia-Pacific
Singapore	1,807	1,867
Other	20	58
Total Asia-Pacific	1,827	1,925
Total property and equipment, net	$4,218	$5,311

The Company’s net revenue is represented by the following product categories as of December 31, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014

Tags and transponders	$20,310	$34,659
Logical and physical access control readers	17,165	21,084
Controller panels	10,272	9,215
Access cards and provisioning	7,394	7,413
Third party access control products	1,523	2,097
Other	4,130	6,781
Total	$60,794	$81,249

11. Restructuring and Severance

During the year ended December 31, 2014, certain employees were terminated as part of management’s efforts to simplify business operations and facilities were closed or are scheduled to close. As a result, the Company recorded $3.1 million in restructuring and severance costs, lease termination costs, stock award modification charges and other closure related costs in its consolidated statement of operations for the year ended December 31, 2014. In addition, the Company recorded an additional $0.4 million in severance costs during the year ended December 31, 2014 in general and administrative expenses related to executive position resignations and eliminations in conjunction with recent corporate restructuring and cost reduction activities. During 2015, the Company recorded an additional $1.3 million in severance costs, as part of management’s continuing efforts to simplify business operations.

All unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the consolidated balance sheets at December 31, 2015 and 2014, respectively. Restructuring and severance activities during the year ended December 31, 2015 were as follows (in thousands):

Restructuring
and Severance
Balance at December 31, 2014	$1,377
Restructuring expense incurred and changes in estimates	1,266
Other cost reduction activities	81
Payments and non-cash item adjustment	(2,091)
Balance at December 31, 2015	$633

In addition to the initiatives noted above, on January 27, 2016, the Company commenced the implementation of a worldwide restructuring plan designed to refocus its resources on its core business segments, including physical access and transponders, and to consolidate its operations in several worldwide locations. The restructuring plan includes a reduction of approximately 25% of its non-manufacturing employee base, reallocating overhead roles into direct business activities and the elimination of certain management and executive roles. See Note 15 Subsequent Events in the accompanying notes to the consolidated financial statements.

12. Legal Proceedings

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

Between December 2015 and February 2016, a number of other shareholder lawsuits were filed.  On December 16, 2015, the Company and certain of its present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934.  In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of the Company’s present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-JCS, alleging breach of fiduciary duty and abuse of control claims.  On January 25, 2016, certain of the Company’s present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of the Company’s present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that the Company made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  The Company intends to vigorously defend against these lawsuits.  The Company cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, which could be material, and the resolution of these lawsuits may harm its business and have a material adverse impact on its financial condition.

From time to time, the Company could be subject to claims arising in the ordinary course of business or be a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on the Company’s financial condition, results of operations or cash flows.

13. Commitments and Contingencies

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of December 31, 2015 expire at various dates during the next six years.

The Company recognized rent expense of $1.8 million and $1.6 million for the years ended December 31, 2015 and 2014, respectively, in its consolidated statements of operations.

The following table summarizes the Company’s principal contractual commitments as of December 31, 2015 (in thousands):

	Operating Leases	Purchase Commitments	Other Contractual Commitments	Total
2016	$1,737	$8,153	$9	$9,899
2017	1,191	—	6	1,197
2018	430	—	—	430
2019	328	—	—	328
2020	329	—	—	329
Thereafter	110	—	—	110
	$4,125	$8,153	$15	$12,293

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

On May 21, 2015, the Company received notification from NASDAQ that it no longer met the requirements for continued listing under NASDAQ’s listing rules because of the failure to file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015. The Company subsequently submitted a plan of compliance to NASDAQ, and was given until November 16, 2015 to regain compliance with the continued listing requirements.  The plan of compliance included an undertaking to file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, which had also become delinquent. The Company subsequently was unable to file its Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.  On November 17, 2015, the Company received a notice from NASDAQ informing the Company that as a result of its failure  to regain compliance with the continued listing requirements by November 16, 2015, and because the September 30, 2015 Form 10-Q was also delinquent, The Company’s common stock was subject to delisting. The Company requested and was granted a hearing before the NASDAQ Listing Qualifications Panel (“the Panel”) to appeal the delisting determination. On January 26, 2016, the Company was notified that the Panel had granted its request to remain listed on The NASDAQ Capital Market, subject to certain conditions. The Panel determined the Company’s common stock would remain listed subject to the Company becoming current with its periodic filings with the SEC by March 30, 2016, and the Company holding its annual meeting of stockholders on or before May 12, 2016. If the Company does not maintain compliance with the remainder of The NASDAQ Capital Market’s continued listing requirements on an ongoing basis and timely comply with the conditions of the Panel’s decision, the Company’s common stock may be immediately delisted from The NASDAQ Capital Market.

14. Related Party Transaction

As discussed in Note 3 Fair Value Measurements, the Company recorded an earn-out obligation of $3.51 million as of December 31, 2014 related to the SPA (as defined in Note 3). The SPA provided for further consideration to be paid to the Selling Shareholders for each of the years or part years ended December 31, 2011 through 2015 based on the achievement of specific financial and sales performance targets, with the measurement of those achievements to be determined based on the financial records of idOnDemand. However, since the idOnDemand product group has been fully integrated into the Company since the acquisition and, as such, it was impractical to derive the discrete financial records of the related product group, the Company decided to engage a third party independent valuation firm to assist in the validation of the Earn-out Consideration liability as of December 31, 2014. The valuation was based on a calculation of the Company’s internal sales performance data as well as consideration of comparable companies’ metrics and data. The Board of Directors of the Company considered this valuation, among other factors, and approved the Earn-out Consideration liability for the period ended December 31, 2014.

As outlined in the SPA, certain of the Selling Shareholders include the Company’s former CEO and former CFO. The $3.51 million Earn-out Consideration liability was settled during the quarter ended June 30, 2015 by the issuance of common stock to the Selling Shareholders in proportion to their former shareholdings, which included approximately 87% held by Jason Hart representing approximately $3,040,000 and approximately 0.3% held by Brian Nelson representing approximately $10,500 of the total Earn-out Consideration. The Company issued 294,750 and 921 shares of common stock to Mr. Hart and Mr. Nelson, respectively, which shares have a lock-up period of 12 months from the date of issuance.

For the year ended December 31, 2014, the Company allocated as additional compensation to Mr. Hart $97,868 of previously reimbursed expenses in 2014 which the Company subsequently determined should not have been reimbursed either because such expenses were not consistent with its expense guidelines and policies or because insufficient documentation was provided to support such expense reimbursements. At the Company’s request, in February 2016 Mr. Hart repaid the Company $35,784 of such amount.

For the year ended December 31, 2014, the Company allocated as additional compensation to Mr. Hart $97,868 of previously reimbursed expenses in 2014 which the Company subsequently determined should not have been reimbursed either because such expenses were not consistent with its expense guidelines and policies or because insufficient documentation was provided to support such expense reimbursements. At the Company’s request, in February 2016 Mr. Hart repaid the Company $35,784 of such amount.

15. Subsequent Events

On January 26, 2016, the Company was notified that the NASDAQ Listing Qualifications Panel (the “Panel”) had granted the Company’s request to remain listed on The NASDAQ Capital Market, subject to certain conditions. The Panel determined the Company’s common stock would remain listed subject to the Company becoming current in its periodic filings with the Securities and Exchange Commission by March 30, 2016, and holding its annual meeting of stockholders on or before May 12, 2016. The Company filed its delinquent Quarterly Reports on Form 10-Q on March 29, 2016. If the Company does not maintain compliance with the remainder of The NASDAQ Capital Market’s continued listing requirements on an ongoing basis and timely comply with the conditions of the Panel’s decision, its common stock may be immediately delisted from The NASDAQ Capital Market. Any such delisting could have a material adverse effect on the price of the Company’s common stock, the liquidity of its stock, the Company’s business and its ability to raise capital.

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

On November 23, 2015, the Company received notice from BDO USA, LLP (“BDO”) that BDO had resigned, effective immediately, as the Company’s independent registered public accounting firm. The report of BDO on the Company’s consolidated financial statements for the year ended December 31, 2014 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles

BDO advised the Board of Directors that BDO was unwilling to be associated with the consolidated financial statements prepared by management for any of the fiscal periods within 2015 and would not complete its reviews of the interim financial information as of or for the periods ended March 31, 2015, June 30, 2015 or September 30, 2015, and additionally would not audit the Company’s consolidated financial statements as of and for the year ending December 31, 2015 because of the disagreement described below.

For the purposes of this disclosure, the term “disagreement” is interpreted and used broadly, to include any difference of opinion concerning any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

During fiscal year 2015, the Board formed a Special Committee to investigate the allegations contained in a complaint. BDO advised the Board that BDO disagreed with the scope and the remediation of the special investigation that was undertaken by the Special Committee of the Board. The subject matter of the special investigation was first disclosed by the Company in a Form NTN 10-K filed with the SEC on May 1, 2015 and a Current Report on Form 8-K filed with the SEC on May 4, 2015. The Board determined that the scope and the remediation of the special investigation were appropriate.

In addition, BDO informed the Board of two material weaknesses in the Company’s internal control over financial reporting. The first material weakness identified by BDO related to the Company’s entity level controls, including a determination by BDO that “with respect to the results of the special investigation undertaken by the Special Committee during 2015, the Company’s senior management leadership and operating style and the Board’s oversight did not result in an open flow of information and communication and did not support an environment where accountability is valued.”

The second material weakness identified by BDO related to revenue recognition; BDO determined that the Company had not designed and implemented appropriate controls to provide reasonable assurance that revenue transactions are adequately analyzed and reviewed to prevent or timely detect and correct misstatements. Specifically, during the course of conducting review procedures on the Company’s interim financial information for the quarter ended June 30, 2015, BDO identified significant adjustments with respect to revenue transactions which resulted in the deferral of revenue; which errors were not identified by the Company’s internal control over financial reporting. Those errors arose primarily as a result of the following matters:

•

The Company did not appropriately consider the accounting for a revenue transaction totaling approximately $3.2 million, where the fact pattern suggested that the terms on the sales were not “fixed or determinable.” This resulted in a correcting adjustment of revenue of $3.2 million.

•

In a different revenue transaction, there were undelivered elements in the arrangement that were not adequately considered and assessed by the Company, resulting in a correcting adjustment of $0.6 million.

The first of these transactions related to a significant long-standing reseller, with which the Company was in discussions regarding delivery and payment schedules. The $3.2 million shipment was made and accepted in June 2015, and the Company provided 90 day “extended payment terms” specified by the customer during the quarter ended June 30, 2015. The Company originally recorded revenue during the quarter ended June 30, 2015 whereas the fact pattern indicated that the terms were not “fixed or determinable” at the time and revenue should have been recorded when the amount became due and payable by the customer. The account was fully paid in September 2015, and the revenue recognized upon payment during the quarter ended September 30, 2015.

The second transaction related to an agreement that BDO was made aware of during the quarter ended June 30, 2015. The Company considered revenue recognition with respect to this transaction and prepared a memorandum that was provided to BDO. While the customer accepted delivery of the non-recurring engineering work in June 2015, BDO advised, and the Company agreed, that the Company, in its memorandum, had failed to conclude that there were undelivered software elements in the arrangement for which vendor specific objective evidence of fair value had not been established and accordingly, the Company recorded an adjustment in June 2015 to defer this revenue.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2015, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and interim CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and interim CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and interim CFO, concluded that as of December 31, 2015, our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control over Financial Reporting.  Notwithstanding the material weakness discussed below, our management, including our CEO and interim CFO, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management, including our CEO and interim CFO, assessed our internal control over financial reporting as of December 31, 2015. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015, due to the following material weakness.

Inadequate design and application of controls related to financial statement close process – Management determined that the Company’s design and operating effectiveness of controls over the financial statement close process related to the application of the Company’s accounting policies and the presentation of disclosures in the financial statements has been inadequate.  Specifically, this material weakness arises from insufficient review and oversight of the recording of complex and non-routine transactions, including revenue transactions, due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S.

GAAP. A similar material weakness was previously identified and disclosed in our Annual Report on Form 10-K for the years ended December 2012 and 2013, and a remediation plan was implemented.  However in 2015, in the context of managing a significant change in accounting systems and organizational structure, the loss of legacy knowledge in respect of our old consolidation system, the diversion of resources related to an internal investigation which delayed the filing of our quarterly reports on Form 10-Q, two material weaknesses identified by our prior auditors as described in Item 9, and other external factors, it became apparent that all the information necessary to record complex and non-routine transactions has not been available and addressed timely, resulting in a number of late accounting adjustments.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

A number of remediation actions and organizational changes have been enacted to address specific control weaknesses identified in our revenue and expenditure cycles, and the Company is committed to complete its move to a single accounting system across all its businesses during the course of 2016.  In particular, we expect that the financial close and consolidation process will be carried out entirely within our new system environment from the second quarter of 2016.  Additionally, as part of our restructuring changes announced in the first quarter of 2016, we are continuing to streamline our global operations and concentrate our accounting and finance function in Orange County, California, close to our executive management and U.S. GAAP resources.  Management expects to complete the implementation of remediation measures, and as a result remediate the existing material weakness described above, during 2016.

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

Changes in Internal Control over Financial Reporting

Other than the items noted above, we have made no changes to our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors will be set forth under the captions “Business Experience of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2016 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” that will be set forth in our Proxy Statement. The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. The information required by this item concerning the Audit Committee of our Board of Directors is incorporated by reference to the section captioned “Committees of the Board of Directors” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be contained in our Proxy Statement under the captions “Compensation of Directors” and “Executive Compensation”, which information is incorporated herein by reference.

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

The information required by Item 13 will be set forth under the captions “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accountants” in our Proxy Statement, which information is incorporated herein by reference.

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
2.1

Share Purchase Agreement between SCM Microsystems, Inc. d/b/a/ Identive Group, Dr. George Levy, Mr. Matt McDaniel, GL Investments, LLC, Mr. Hugo Garcia, Mr. Stan Kenney and RockWest Technology Group LLC dated March 30, 2010. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 31, 2010.)

2.2

Stock Purchase Agreement, dated April 29, 2011, between Identive Group, Inc. and the Selling Shareholders of idOnDemand, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed May 4, 2011.)

3.1

Fourth Amended and Restated Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A, filed on November 10, 2009 (SEC File No. 333-162618).)

3.2

Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010.)
3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2011.)
3.5	Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
3.6

Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A filed on November 14, 2002.)

3.7	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
4.2	Form of Subscription Agreement for Private Placement. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 14, 2013.)
4.3	Form of Warrant issued in connection with Private Placement. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 14, 2013.)
4.4

Registration Rights Agreement between Identive Group, Inc. and Opus Bank dated March 31, 2014. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

4.5

Warrant issued to Opus Bank, dated March 31, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration Number 333-195931) filed on May 13, 2014.)

10.1*	Form of Director and Officer Indemnification Agreement.
10.2	Amended and Restated Settlement Agreement, dated April 8, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2009.)
10.3	Limited Guarantee, dated April 8, 2009. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2009.)
10.4*	2011 Incentive Compensation Plan, as amended. (Incorporated by reference to Annex B of the Company’s Definitive Proxy Statement filed April 28, 2014.)
10.5*	2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2011.)

Exhibit Number	Description of Document
10.6*

Employment Agreement between Identive Group, Inc. and Lawrence Midland dated March 18, 2014. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 19, 2014.)

10.7*

Amendment No. 1 to Employment Agreement dated March 18, 2014, between Identiv, Inc. and Lawrence Midland, dated July 31, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2014.)

10.8*

Amended and Restated Employment Agreement, dated February 16, 2012, by and between Identive Group, Inc. and Dr. Manfred Mueller. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 21, 2012.)

10.9*

Amendment to Amended and Restated Employment Agreement between Identive Group, Inc. and Manfred Mueller dated May 31, 2012. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 1, 2012.)

10.10*

Second Amendment to Amended and Restated Employment Agreement between Identive Group, Inc. and Manfred Mueller dated March 18, 2014. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 19, 2014.)

10.11*

Executive Employment Agreement between Identive Group, Inc. and Jason Hart dated March 13, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 19, 2014.)

10.12*	Letter Agreement dated September 14, 2015 between Identiv, Inc. and Jason Hart (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2015.)
10.13*

Executive Employment Agreement between Identive Group, Inc. and Brian Nelson dated December 20, 2013. (Incorporated by reference Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 27, 2013.)

10.14*

First Amendment to Executive Employment Agreement between Identiv, Inc. and Brian Nelson, dated November 18, 2015. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 20, 2015.)

10.15*

Letter Agreement dated September 14, 2015 between Identiv, Inc. and Steven Humphreys. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 16, 2015.)

10.16

Share Purchase Agreement December 10, 2013 between Bluehill ID AG, Identive Services AG and Sandpiper Assets SA regarding the sale and purchase of shares of and loans provided to Multicard AG. (Incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2013.)

10.17

Share Purchase Agreement December 10, 2013 between Bluehill ID AG and Sandpiper Assets SA regarding the sale and purchase of shares of and loans provided to Payment Solution AG. (Incorporated by reference Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2013.)

10.18

Share Purchase Agreement December 10, 2013 between Bluehill ID AG and Sandpiper Assets SA regarding the sale and purchase of shares and loans of Multicard Nederland BV. (Incorporated by reference Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 26, 2013.)

10.19	Credit Agreement between Identive Group, Inc. and Opus Bank dated March 31, 2014. (Incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)
10.20

First Amendment to Credit Agreement and Ratification between Identiv, Inc. and Opus Bank dated November 10, 2014. (Incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014.)

10.21

Second Amendment to Credit Agreement and Waiver, dated as of December 4, 2015, among Identiv, Inc., as the Borrower, idOnDemand, Inc., as the Guarantor and Opus Bank as Lender. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 8, 2015.)

16.1

Letter from BDO USA, LLP to the Securities and Exchange Commission dated November 30, 2015. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 30, 2015.)

Exhibit Number	Description of Document
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes management compensatory contract of arrangement.
+	Furnished herewith and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
IDENTIV, INC.

By:	/s/ Steven Humphreys
Steven Humphreys
Chief Executive Officer

March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Steven Humphreys Steven Humphreys	Chief Executive Officer (Principal Executive Officer)	March 30, 2016
/s/ Steven Finney Steven Finney	Interim Chief Financial Officer and Secretary (Principal Financial Officer)	March 30, 2016
/s/ JAMES E. OUSLEY James E. Ousley	Chairman of the Board and Director	March 30, 2016
/s/ SADDALLAH M. ALAZEM Saddallah M. Alazem	Director	March 30, 2016
/s/ Gary Kremen Gary Kremen	Director	March 30, 2016
/s/ DANIEL S. WENZEL Daniel S. Wenzel	Director	March 30, 2016