Form 10-Q
period 2016-03-31
Identiv, Inc.
filed 2016-05-13
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 000-29440

IDENTIV, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	77-0444317
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

2201 Walnut Avenue, Suite 100

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

At May 6, 2016, 10,746,911 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$8,955	$16,667
Accounts receivable, net of allowances of $376 and $346 as of March 31, 2016 and December 31, 2015, respectively	8,494	7,915
Inventories	15,177	14,726
Prepaid expenses and other current assets	2,226	1,518
Total current assets	34,852	40,826
Property and equipment, net	3,433	4,218
Intangible assets, net	6,911	7,275
Other assets	927	1,129
Total assets	$46,123	$53,448
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$5,106	$6,280
Current portion - payment obligation	703	681
Current portion - financial liabilities, net of discount of $382 and $0, respectively	9,618	—
Deferred revenue	1,371	1,515
Accrued compensation and related benefits	1,788	1,905
Other accrued expenses and liabilities	7,986	5,835
Total current liabilities	26,572	16,216
Long-term payment obligation	4,675	4,878
Long-term financial liabilities, net of discount of $0 and $196, and debt issuance costs of $120 and $448, respectively (see Note 7)	8,180	17,656
Other long-term liabilities	299	508
Total liabilities	39,726	39,258
Commitments and contingencies (see Note 11)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 130,000 shares authorized; 11,365 and 11,365 shares issued and 10,747 and 10,747 shares outstanding as of March 31, 2016 and December 31, 2015, respectively	11	11
Additional paid-in capital	397,576	396,407
Treasury stock, 618 and 618 shares as of March 31, 2016 and December 31, 2015, respectively	(6,487)	(6,487)
Accumulated deficit	(386,739)	(377,814)
Accumulated other comprehensive income	2,204	2,229
Total Identiv, Inc. stockholders' equity	6,565	14,346
Noncontrolling interest	(168)	(156)
Total stockholders´ equity	6,397	14,190
Total liabilities and stockholders´equity	$46,123	$53,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Net revenue	$12,485	$14,934
Cost of revenue	7,191	8,850
Gross profit	5,294	6,084
Operating expenses:
Research and development	2,085	1,992
Selling and marketing	4,216	4,995
General and administrative	4,577	3,065
Restructuring and severance	2,739	172
Total operating expenses	13,617	10,224
Loss from operations	(8,323)	(4,140)
Non-operating income (expense):
Interest expense, net	(770)	(424)
Foreign currency gain (loss), net	229	(227)
Loss before income taxes and noncontrolling interest	(8,864)	(4,791)
Income tax provision	(59)	(19)
Loss before noncontrolling interest	(8,923)	(4,810)
Less: (Income) loss attributable to noncontrolling interest	(2)	67
Net loss attributable to Identiv, Inc.	$(8,925)	$(4,743)
Basic and diluted net loss per share attributable to Identiv, Inc.	$(0.83)	$(0.44)
Weighted average shares used to compute basic and diluted loss per share	10,747	10,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(8,923)	$(4,810)
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(39)	(206)
Foreign currency translation reclassified into net loss upon acquisition of noncontrolling interest	—	(444)
Total other comprehensive loss, net of income taxes	(39)	(650)
Comprehensive loss	(8,962)	(5,460)
Less: Comprehensive income attributable to noncontrolling interest	12	72
Comprehensive loss attributable to Identiv, Inc. common stockholders	$(8,950)	$(5,388)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31, 2016

(Unaudited, in thousands)

	Identiv, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2015	10,747	$11	$396,407	$(6,487)	$(377,814)	$2,229	$(156)	$14,190
Net (loss) income	—	—	—	—	(8,925)	—	2	(8,923)
Other comprehensive loss	—	—	—	—	—	(25)	(14)	(39)
Issuance of warrants	—	—	232	—	—	—	—	232
Stock-based compensation expense	—	—	937	—	—	—	—	937
Balances, March 31, 2016	10,747	$11	$397,576	$(6,487)	$(386,739)	$2,204	$(168)	$6,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(8,923)	$(4,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	896	729
Accretion of interest on long-term payment obligation	105	134
Amortization of debt issuance costs	374	116
Stock-based compensation expense	937	1,242
Loss on disposal of fixed assets	326	—
Changes in operating assets and liabilities:
Accounts receivable	(501)	3,763
Inventories	(296)	(1,060)
Prepaid expenses and other assets	(474)	(163)
Accounts payable	(1,109)	(1,451)
Payment obligation liability	(286)	(282)
Deferred revenue	(144)	(158)
Accrued expenses and other liabilities	2,068	(959)
Net cash used in operating activities	(7,027)	(2,899)
Cash flows from investing activities:
Capital expenditures	(244)	(169)
Net cash used in investing activities	(244)	(169)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock purchase plan and options and warrants exercised	—	6
Repurchase of common stock	—	(606)
Net cash used in financing activities	-	(600)
Effect of exchange rates on cash	(441)	208
Net decrease in cash	(7,712)	(3,460)
Cash at beginning of period	16,667	36,547
Cash at end of period	$8,955	$33,087
Non-cash investing and financing activities:
Warrants issued as debt issuance costs in connection with debt modification	$232	$—
Common stock issued to acquire share of noncontrolling interest	$—	$1,216
Property and equipment included in accounts payable	$165	$27

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identiv, Inc. (“Identiv” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The Company may experience significant variations in demand for its products quarter to quarter and typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results. The December 31, 2015 balance sheet was derived from the audited financial statements as of that date.

Certain reclassifications, such as the accounting for debt issuance costs consistent with Accounting Standards Update (“ASU”), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), have been made to the fiscal year 2015 financial statements to conform to the fiscal year 2016 presentation.

Concentration of Credit Risk — No customer represented more than 10% of net revenue for the three months ended March 31, 2016, and one customer represented 21% of net revenue for the three months ended March 31, 2015.  Two customers represented more than 10% of the Company’s accounts receivable balance at March 31, 2016.  No customers accounted for more than 10% of the Company’s accounts receivable balance as of December 31, 2015.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation, which provides guidance to simplify several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance will have on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities but will recognize expenses similar to current lease accounting. The guidance is effective for reporting periods beginning after December 15, 2018; however early adoption is permitted. The new guidance must be adopted using a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the impact of the adoption of this guidance will have on its condensed consolidated financial statements.

In April 2015, the FASB issued 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”), which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 15, 2015. The adoption of ASU 2015-05 did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company adopted this guidance as of January 1, 2016. The new guidance has been applied on a retrospective basis, wherein the consolidated balance sheet of December 31, 2015 has been retrospectively adjusted to reflect the effects of applying the new guidance.  As a result of the change to the December 31, 2015 consolidated balance sheet, deferred debt issuance costs included in other assets and long-term financial liabilities decreased by $0.4 million.  After the retrospective application to December 31, 2015, subsequent amortization of the deferred debt issuance costs results in an increase to long-term debt.

In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). Under ASU 2015-01, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 is effective for interim and annual reporting periods beginning after December 15, 2015 with early adoption permitted. Upon adoption, the Company may elect prospective or retrospective application. The adoption of ASU 2015-01 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted. The Company is currently evaluating the impact of the adoption will have on its condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606)” (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance is effective for the Company beginning January 1, 2018 and will provide the Company additional time to evaluate the method and impact that ASU 2014-09 will have on its condensed consolidated financial statements.

2. Fair Value Measurements

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. Under the Accounting Standards Codification (“ASC”), ASC 820, Fair Value Measurement and Disclosures (“ASC 820”), the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets;
●	Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and
●	Level 3 – Unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2016 and December 31, 2015, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

 Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets, including intangible assets, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections. For additional discussion of measurement criteria used in evaluating potential impairment involving intangible assets, refer to Note 5, Intangible Assets.

Privately-held investments, which are normally carried at cost, are measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of investments. The Company estimates the fair value of its privately-

held investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure.

As of March 31, 2016 and December 31, 2015, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. During the three months ended March 31, 2016, the Company determined that no privately-held investments were impaired. The amount of privately-held investments is included in other assets in the condensed consolidated balance sheets.

As of March 31, 2016 and December 31, 2015, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

3. Stockholders’ Equity

Common Stock Warrants

In connection with the Company’s entry into a consulting agreement in August 2014, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the Consultant Warrant was issued and quarterly thereafter. The Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of March 31, 2016, the Consultant Warrant has not been exercised.

In connection with the Company’s entry into a credit agreement with Opus Bank (“Opus”) as discussed in Note 7, Financial Liabilities, the Company issued Opus a warrant to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90 (the “Opus Warrant”). On March 31, 2016, the Company entered into a third amendment to its Credit Agreement increasing the number of shares of common stock underlying the warrant from 100,000 to 200,000 shares and decreased the exercise price from $9.90 to $2.19 per share subject to modification. The Company also agreed to issue new warrants to purchase 100,000 shares of common stock in the event that the outstanding principal balance of the Company’s loans with Opus exceeds specified thresholds on each date of September 30, 2016, December 31, 2016 and March 31, 2017 (“New Warrants”). The terms of the New Warrants, if issued, will be identical to those of the existing warrant, except that each new warrant issued will be exercisable for 100,000 shares and have an exercise price equal to the average closing price of the Company’s common stock for the five trading days ending on the last day of the quarter with respect to which the new warrant is issued. In addition, the existing registration rights agreement was amended to include the New Warrants and change the circumstances under which the Company must register shares underlying the warrants issued to Opus (the “Amended Rights Agreement”). The Opus Warrant is immediately exercisable for cash or by net exercise and expires on March 31, 2019. The shares issuable upon exercise of the Opus Warrant and New Warrants, if any, are to be registered at the request of Opus pursuant to the Registration Rights Agreement, dated March 31, 2014, as amended by Amendment No. 1 to Registration Rights Agreement, dated March 31, 2016, between the Company and Opus. As of March 31, 2016, the Opus Warrant had not been exercised.

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

Below is the summary of outstanding warrants issued by the Company as of March 31, 2016:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
Consultant Warrant	85,000	$10.70	August 13, 2014	August 13, 2019
Opus Warrant	200,000	2.19	March 31, 2014	March 31, 2019
2013 Private Placement Warrants	186,878	10.00	August 14, 2013	August 14, 2017
Total	471,878

2011 Employee Stock Purchase Plan

In June 2011, the Company’s stockholders approved the 2011 Employee Stock Purchase Plan (the “ESPP”). On December 18, 2013, the Compensation Committee of the Board suspended the ESPP effective January 1, 2014.  No additional shares will be authorized and no shares will be issued under the ESPP until further notice. As of March 31, 2016, there were 293,888 shares reserved for future purchase under the ESPP. Since the ESPP was suspended effective January 1, 2014, there was no stock-based compensation expense resulting from the ESPP included in the condensed consolidated statements of operations for the three months ended March 31, 2016 and March 31, 2015.

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

Stock Option Plans

A summary of activity for the Company’s stock option plans for the three months ended March 31, 2016 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2015	781,804	$11.48		$-
Granted	—	—
Cancelled or Expired	(21,890)	9.75
Exercised	—	—
Balance at March 31, 2016	759,914	$11.53	6.31	$-
Vested or expected to vest at March 31, 2016	730,854	$11.62	6.24	$-
Exercisable at March 31, 2016	515,291	$12.70	5.52	$-

The following table summarizes information about options outstanding as of March 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.20 - $8.40	156,411	7.39	$6.41	107,477	$6.63
$8.41 - $8.80	213,146	7.68	8.80	110,146	8.80
$8.81 - $11.30	170,076	8.13	10.86	79,355	10.77
$11.31 - $24.00	161,319	3.32	14.21	159,351	14.21
$24.01 - $43.40	58,962	1.45	29.57	58,962	29.57
$5.20 - $43.40	759,914	6.31	$11.53	515,291	$12.70

At March 31, 2016, there was $1.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 1.97 years.

Restricted Stock and Restricted Stock Units

The following is a summary of restricted stock and restricted stock unit (“RSU”) activity for the three months ended March 31, 2016:

	Number Outstanding	Weighted Average Fair Value	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2015	721,918	$13.32		$1,436,619
Granted	-	-
Vested	-	-
Forfeited	(1,248)	13.70
Balance at March 31, 2016	720,670	$13.32	1.23	$1,556,647

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 31, 2016, there was $4.8 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of  2.27 years. As of March 31, 2016, an aggregate of 720,670 RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$23	$29
Research and development	84	69
Selling and marketing	207	239
General and administrative	623	869
Total	$937	$1,206

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2016 was as follows:

Exercise of outstanding stock options and vesting of RSUs	1,480,584
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	240,882
Noncontrolling interest in Bluehill AG	10,355
Warrants to purchase common stock	471,878
Total	2,497,587

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2016 and 2015, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of common stock equivalents excluded from diluted loss per share relating to these securities was 1,952,462 common stock equivalents for the three months ended March 31, 2016, and 2,689,291 common stock equivalents for the three months ended March 31, 2015, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) at March 31, 2016 and December 31, 2015 consists of foreign currency translation adjustments totaling $2.2 million and $2.2 million, respectively. As a result of the acquisition of the noncontrolling interest in a subsidiary company, $0.5 million was reclassified out of AOCI into net loss during the three months ended March 31, 2015.

4. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2016	2015

Raw materials	$5,313	$5,033
Work-in-progress	452	12
Finished goods	9,412	9,681
Total	$15,177	$14,726

Property and equipment, net consists of (in thousands):

	March 31,	December 31,
	2016	2015
Building and leasehold improvements	$2,397	$2,670
Furniture, fixtures and office equipment	2,157	2,242
Plant and machinery	8,898	8,858
Purchased software	2,436	2,510
Total	15,888	16,280
Accumulated depreciation	(12,455)	(12,062)
Property and equipment, net	$3,433	$4,218

The Company recorded depreciation expense of $0.5 million and $0.4 million during the three months ended March 31, 2016 and 2015, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	March 31,	December 31,
	2016	2015
Accrued restructuring	$1,495	$633
Accrued professional fees	3,925	1,731
Income taxes payable	291	282
Other accrued expenses	2,275	3,189
Total	$7,986	$5,835

5. Intangible Assets

  Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

	Existing	Customer
	Technology	Relationship	Total
Amortization period (in years)	11.75	4.0 – 11.75

Gross carrying amount at December 31, 2015	$4,600	$10,639	$15,239
Accumulated amortization	(2,361)	(5,603)	(7,964)

Intangible Assets, net at December 31, 2015	$2,239	$5,036	$7,275

Gross carrying amount at March 31, 2016	$4,600	$10,639	$15,239
Accumulated amortization	(2,473)	(5,855)	(8,328)

Intangible Assets, net at March 31, 2016	$2,127	$4,784	$6,911

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three months ended March 31, 2016.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, respectively (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$112	$112
Selling and marketing	252	252
Total	$364	$364

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2016 (remaining nine months)	$1,091
2017	1,455
2018	1,455
2019	1,455
2020	1,455
Total	$6,911

6. Long-Term Payment Obligation

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

The Company included $0.1 million of interest expense during the three months ended March 31, 2016 and 2015 in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of March 31, 2016 is as follows (in thousands):

2016 (remaining nine months)	$874
2017	1,200
2018	1,248
2019	1,298
2020	1,444
Thereafter	372
Present value discount factor	(1,058)
Total	$5,378

7. Financial Liabilities

Financial liabilities consist of (in thousands):

	March 31,	December 31,
	2016	2015

Secured term loan	$10,000	$10,000
Bank revolving loan facility	8,300	8,300
Total before discount and debt issuance costs	18,300	18,300
Less: Current portion of financial liabilities	(10,000)	-
Less: Long-term portion of unamortized discount and debt issuance costs	(120)	(644)
Long-term financial liabilities	$8,180	$17,656

Bank Term Loan and Revolving Loan Facility

On March 31, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Opus. The Credit Agreement provides for a term loan in aggregate principal amount of $10.0 million (“Term Loan”) and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”). The obligations of the Company under the Credit Agreement are secured by substantially all assets of the Company. Certain of the Company’s domestic subsidiaries have guaranteed the credit facilities and have granted Opus security interests in substantially all of their respective assets. The Company may voluntarily prepay the Term Loan and outstanding amounts under the Revolving Loan Facility, without prepayment charges, and is required to make prepayments of the Term Loan in certain circumstances or condemnation events using the proceeds of asset sales or insurance.

In connection with the Company’s entry into the Credit Agreement, the Company paid customary lender fees and expenses, including facility fees. In addition, as discussed in Note 3, Stockholders’ Equity, the Company issued a warrant to Opus (the “Opus Warrant”)  to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90. The Company calculated the fair value of the Opus Warrant using the Black-Scholes pricing model using the following assumptions: estimated volatility of 92.09%, risk-free interest rate of 1.73%, no dividend yield, and an expected life of five years.  In accordance with ASC 505-50, Equity-Based Payments to Non-Employees the fair value of the Opus Warrant of $0.8 million was classified as equity as the settlement of the warrant will be in shares and is within the control of the Company. The Company recognized $0.9 million in costs, both cash and equity, related to the Term Loan and Revolving Loan Facility. In accordance with ASC 835-30, Interest – Imputation of Interest amended by ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, the costs are recorded as a direct deduction from the carrying amount of the Term Loan the Revolving Loan Facility and  amortized as interest expense over the term of the Credit Agreement.

On November 10, 2014, the Company entered into an amendment to its Credit Agreement  (the “Amended Credit Agreement”) with Opus. Under the Amended Credit Agreement, the Revolving Loan Facility was increased from $10.0 million to $30.0 million and the revolving loan maturity date was extended to November 10, 2017. In addition, the Company is no longer be required to make scheduled monthly installment payments of principal under the Term Loan. Rather, the entire principal balance of the Term Loan will be due on March 31, 2017. Under the terms of the Amended Credit Agreement, both the principal amount of the Term Loan and the principal amount outstanding under the Revolving Loan Facility bear interest at a floating rate equal to: (a) if the Company holds more than $30.0 million in cash with Opus, the greater of (i) the prime rate plus 1.50% and (ii) 4.75%; (b) if the Company holds $30.0 million or less but more than $20.0 million in cash with Opus, the greater of (i) the prime rate plus 2.25% and (ii) 5.50%; or (c) if the

Company holds $20.0 million or less in cash with Opus, the greater of (i) the prime rate plus 2.75% and (ii) 6.00%. Interest on both facilities continues to be payable monthly. Additionally, the Amended Credit Agreement (i) modifies certain loan covenants applicable to the Company’s stock repurchase plan, (ii) removes from the loan collateral shares of the Company’s common stock repurchased by the Company and (iii) extends the current tangible net worth covenant by one year. The Company paid customary  lender fees and   third party fees related to the debt modification. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the amendment has been treated as a debt modification, and costs related to the amendment are recorded as a direct deduction from the carrying amount of the Term Loan and Revolving Loan Facility and amortized as interest expense over the remaining term of the Amended Credit Agreement.

The Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Amended Credit Agreement also provides for customary financial covenants, including a minimum tangible net worth covenant, a maximum senior leverage ratio and a minimum asset coverage ratio. In addition, it contains customary events of default that entitle Opus to cause any or all of the Company’s indebtedness under the Amended Credit Agreement to become immediately due and payable. Events of default, include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, Opus may terminate its lending commitments and/or declare all or any part of the unpaid principal of all indebtedness, all interest accrued and unpaid thereon and all other amounts payable under the Amended Credit Agreement to be immediately due and payable. The Company has considered the components of the material adverse change clause of the Amended Credit Agreement and determined the likelihood of default under the existing terms is remote. The Term Loan, net of discount and debt issuance costs, outstanding under the Amended Credit Agreement is classified as short-term and the Revolving Loan Facility, net of discount and debt issuance costs, is classified as long-term in the accompanying condensed consolidated balance sheets.

On December 4, 2015, the Company entered into an additional amendment (the “Second Amendment”) to its Credit Agreement with Opus. The Second Amendment amended the financial covenants and restricts the Company from permitting its consolidated tangible net worth, plus amounts payable to Secure Keyboards (see Note 6), to be less than $8,000,000 plus, 50% of any proceeds from debt or equity issued after December 1, 2015.

On March 30, 2016, the Company entered into an additional amendment (the “Third Amendment”) to its Credit Agreement with Opus. Under the Third Amendment, the Revolving Loan Facility was reduced from $30.0 million to $10.0 million and certain financial covenants were amended and added, including covenants with respect to tangible net worth, maximum senior leverage ratio, minimum asset coverage ratio, minimum EBITDA and minimum cash of at least $7.5 million. In addition, as discussed in Note 3, Stockholders’ Equity the Company amended the existing Opus Warrant (“Amended Opus Warrant”). The Company calculated the fair value of the Amended Opus Warrant using the Black-Scholes pricing model using the following assumptions: estimated volatility of 83.92%, risk free interest rate of 0.90%, no dividend yield, and an expected life of three years. The fair value of the Amended Opus Warrants of $0.2 million is recorded as a direct deduction from the carrying amount of the Term Loan and is being amortized as interest expense over the remaining term of the Credit Agreement .

As of March 31, 2016, the Company was in compliance with all financial covenants under the Credit Agreement, as amended.

The following table summarizes the timing of repayment obligations for the Company’s financial liabilities for the next four years under the current terms of the Credit Agreement, as amended, at March 31, 2016 (in thousands):

	2017	2018	2019	2020	Total
Bank term loan and revolving loan facility	$18,300	$—	$—	$—	$18,300

8. Income Taxes

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

The Company applies the provisions of, and accounted for uncertain tax positions in accordance with ASC 740, Income Taxes, (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company generally is no longer subject to tax examinations for years prior to 2011. However, if loss carryforwards of tax years prior to 2011 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities. While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits would materially change in the next 12 months.

9. Segment Reporting and Geographic Information

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

The Company is organized into four reportable operating segments: Physical Access Control Systems (“PACS”), previously referred to as Premises, Identity, Credentials and All Other.

The CODM reviews financial information and business performance for each operating segment. The Company evaluates the performance of its operating segments at the revenue and gross profit levels. The CODM does not review operating expenses or asset information by operating segment for purposes of assessing performance or allocating resources.

Net revenue and gross profit information by segment for the three months ended March 31, 2016 and March 31, 2015 is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
PACS:
Net revenue	$5,113	$4,672
Gross profit	2,875	2,699
Gross profit margin	56%	58%
Identity:
Net revenue	2,506	2,594
Gross profit	951	1,003
Gross profit margin	38%	39%
Credentials:
Net revenue	4,436	7,157
Gross profit	1,214	2,042
Gross profit margin	27%	29%
All Other:
Net revenue	430	511
Gross profit	254	340
Gross profit margin	59%	67%
Total:
Net revenue	12,485	14,934
Gross profit	5,294	6,084
Gross profit margin	42%	41%
Operating expenses:
Research and development	2,085	1,992
Selling and marketing	4,216	4,995
General and administrative	4,577	3,065
Restructuring and severance	2,739	172
Total operating expenses:	13,617	10,224
Loss from operations	(8,323)	(4,140)
Non-operating income (expense):
Interest expense, net	(770)	(424)
Foreign currency gain (loss), net	229	(227)
Loss before income taxes and noncontrolling interest	$(8,864)	$(4,791)

Geographic net revenue is based on customer’s ship-to location. Information regarding net revenue by geographic region for the three months ended March 31, 2016 and March 31, 2015 is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Americas	$8,221	$9,958
Europe and the Middle East	2,068	2,842
Asia-Pacific	2,196	2,134
Total	$12,485	$14,934
Revenues:
Americas	66%	67%
Europe and the Middle East	16%	19%
Asia-Pacific	18%	14%
Total	100%	100%

Long-lived assets by geographic location as of March 31, 2016 and December 31, 2015 are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Property and equipment, net:
Americas	$1,526	$2,096
Europe and the Middle East	269	295
Asia-Pacific	1,638	1,827
Total property and equipment, net	$3,433	$4,218

10. Restructuring and Severance

During the three months ended March 31, 2015, severance costs were incurred for certain employees terminated as part of management’s continuing efforts to simplify business operations. As a result, the Company recorded $0.2 million in restructuring and severance costs and other closure related costs and an additional $0.1 million in severance costs recorded in general and administrative expenses related to the elimination of certain executive positions in conjunction with the corporate restructuring and cost reduction activities.

In the first quarter of 2016, the Company implemented a worldwide restructuring plan designed to refocus the Company’s resources on its core business segments, including physical access and transponders, and to consolidate its operations in several worldwide locations. The restructuring plan included reducing the Company’s non-manufacturing employee base, reallocating overhead roles into direct business activities and eliminating certain management and executive roles. As a result, the Company recorded $2.7 million in restructuring and severance costs in the three months ended March 31, 2016.

All unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the condensed consolidated balance sheets at March 31, 2016 and December 31, 2015. Restructuring and severance activities during the three months ended March 31, 2016 and March 31, 2015 were as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Balance at beginning of period	$633	$1,377
Restructuring expense incurred for the period	2,739	172
Other cost reduction activities for the period	—	81
Payments and non-cash item adjustment during the period	(1,877)	(879)
Balance at end of period	$1,495	$751

11. Commitments and Contingencies

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of March 31, 2016 expire at various dates during the next  five years.

The Company recognized rent expense of $0.5 million and $0.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively, in its condensed consolidated statements of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s principal contractual commitments as of March 31, 2016 (in thousands):

	Operating Lease	Purchase Commitments	Other Contractual Commitments	Total
2016 (remaining nine months)	$1,316	$9,105	$7	$10,428
2017	1,193	—	—	1,193
2018	435	—	—	435
2019	330	—	—	330
2020	329	—	—	329
Thereafter	110	—	—	110
Total	$3,713	$9,105	$7	$12,825

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

On December 16, 2015, the Company and certain of its present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934.  On May 3, 2016, the court-appointed lead plaintiff Thomas Cunningham in the Rok lawsuit filed an amended complaint and a notice of dismissal without prejudice of all current or former officers and directors other than Jason Hart and Brian Nelson.  In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of the Company’s present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-JCS, alleging breach of fiduciary duty and abuse of control claims.  On January 25, 2016, certain of the Company’s present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of the Company’s present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that the Company made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  On May 2, 2016, the court in the Chopra lawsuit entered an order staying proceedings in the Chopra lawsuit in favor of the Oswald lawsuit, based on a stipulation to that effect filed by the parties in the Chopra lawsuit on April 28, 2016.  The Company intends to vigorously defend against these lawsuits.  The Company cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm its business and have a material adverse impact on its financial condition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2015. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms the “Company,” “Identiv,” “we” and “us” as used herein refers collectively to Identiv, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Identiv is a global security technology company that secures data, physical places and things. We sell our products globally to customers in the government, enterprise and commercial markets to address vertical market segments including public services administration, military and defense, law enforcement, healthcare, education, banking, industrial, retail and critical infrastructure. We empower them to create safe, secure, validated and convenient experiences in schools, government offices, factories, transportation, hospitals and virtually every type of facility and for every type of product.

We focus our business on the following solutions:

•	Physical access control systems (“PACS”) is comprised of solutions securing buildings via an integrated access control system.
•

Information solutions securing enterprise information including PCs, networks, email encryption, login, and printers via delivery of smart card reader products and identity management via our idOnDemand service.

•	Everyday items solutions securing connected items, including electronic toys, medical devices, wearables and other internet of things applications

The foundation of our business is our expertise in radio frequency identification (“RFID”) products and access control, our close customer relationships that allow us to develop customer-relevant products, and our core value of quality. To deliver these solutions, we have organized our operations into four reportable business segments, principally by product families: Physical Access Control Systems, previously referred to as Premises, Identity, Credentials and All Other.

PACS

In our PACS segment, we provide solutions and services that enable the issuance, management and use of secure identity credentials in diverse markets. The foundation of our PACS business is the Hirsch line of controllers including the advanced MX line, Hirsch's Velocity management software and our ICPAM software, EDGE controller and reader package. Our modular Hirsch MX controllers are designed to be scalable, allowing customers to start with a small system and expand over time. Hirsch MX controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity software. The Hirsch Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail.

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

Credentials

In our Credentials segment, we offer access cards and RFID and NFC products, including cards, inlays, labels, tags and stickers, as well as other RF components. These products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of identity-based applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing, and brand authenticity from pharmaceuticals to consumer goods, hospital resource management and many others.

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

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in California, and Chennai, India and local operations and sales facilities in Australia, Germany, Hong Kong, India, Singapore and the U.S. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015

Americas	$8,221	$9,958
Europe and the Middle East	2,068	2,842
Asia-Pacific	2,196	2,134
Total	$12,485	$14,934
Revenues
Americas	66%	67%
Europe and the Middle East	16%	19%
Asia-Pacific	18%	14%
Total	100%	100%

Net Revenue Trends

Net revenue in the three months ended March 31, 2016 was down 16% compared with the first three months of 2015. Approximately 41% of our net revenue in the three months ended March 31, 2016 came from our PACS segment. Net revenue in the PACS segment was $5.1 million and $4.7 million for the three months ended March 31, 2016 and 2015, respectively. Net revenue in our Credentials segment represent approximately 36% of our net revenue. Net revenue in the Credentials segment was $4.4 million in the three months ended March 31, 2016 compared to $7.2 million in the comparable period in 2015. Net revenue in the Identity segment, which represents approximately 20% of total net revenue, was $2.5 million as compared to the prior year period of $2.6 million.

Net Revenue in the Americas

Net revenue in the Americas was approximately $8.2 million in the first three months of 2016, accounting for 66% of total net revenue, and was down 17% compared to $10.0 million in the first three months of 2015. Net revenue from our PACS solution for security programs within various U.S. government agencies, as well as RFID and NFC products, inlays and tags comprise a significant proportion of our net revenue in the Americas region.

Net revenue in our PACS segment in the Americas increased by approximately 11% in the first three months of 2016 compared with the same period of the previous year, while net revenue in our Credentials segment decreased 46% in the first three months of 2016 compared with the same period of the previous year. PACS net revenue increases were primarily due to an increase in orders for physical access control solutions from federal government customers, and higher sales through our channel partners. Credentials segment net revenue decreases were primarily due to transponder sales to certain large customers for electronic gaming applications in the first quarter of 2015 that were not repeated in the first quarter of 2016. Net revenue from our Identity segment was relatively unchanged compared to the same period of the previous year.

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

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $4.3 million in the first three months of 2016, accounting for 34% of total net revenue, and was down 14% compared with $5.0 million in the first three months of 2015 with all the decline from Europe and the Middle East. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our larger customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Identity products decreased by approximately 20% in the first three months of 2016 compared with the same period of the previous year, primarily due to lower sales of smart card readers in these regions. Identity readers comprised approximately 32% of the net revenue throughout this region in the first three months of 2016. Net revenue from our Credentials products, which comprise approximately 38% of the sales in this region, declined by approximately 17% in the first three months of 2016 compared with the same period of the previous year primarily attributable to lower transponder and access card product sales in Europe and Asia-Pacific. Net revenue from our PACS products remained comparable to the prior year period.

Seasonality and Other Factors

In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our premises solutions to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year. However, the usual seasonal trend can be negatively impacted by actions such as government shutdowns and the passing of continuing resolutions which can act to delay the completion of certain projects. Sales of our identity reader chips, many of which are sold to government agencies worldwide, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on differing commercial and global government budget cycles.  Lower sales are expected in the U.S. in the first half, and in particular the first quarter of the year, with higher sales typically in the second half of each year. In Asia-Pacific, with fiscal year-ends in March and June, order demand can be higher in the first quarter as customers attempt to complete projects before the end of the fiscal year. Accordingly, our net revenue levels in the first quarter each year often depends on the relative strength of project completions and sales mix between our U.S. customer base and our International customer base.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e. research and development, selling and marketing, and general and administrative spending) increased 8% in the first three months of 2016 compared with the same period of 2015. Research and development spending increased by 5% in the first three months of 2016 compared with the same period of 2015 as the benefit of restructuring initiatives realized during the course of the quarter was offset by higher in-house software capitalization depreciation expenses. Selling and marketing spending in the first three months of 2016 was down by 16% compared with the first three months of 2015, due to cost saving initiatives taken in the sales and marketing organization reducing both headcount and marketing program spending. General and administrative spending in the first three months of 2016 increased 49% from the same period in the previous year primarily due to higher professional service costs in the first quarter of 2016.

Results of Operations

The following table includes segment net revenue and segment net profit information for our PACS, Identity, Credentials and All Other segments and reconciles gross profit to results of continuing operations before income taxes and noncontrolling interest:

	Three Months Ended March 31,
	2016	2015	% Change
PACS:
Net revenue	$5,113	$4,672	9%
Gross profit	2,875	2,699	7%
Gross profit margin	56%	58%
Identity:
Net revenue	2,506	2,594	(3%)
Gross profit	951	1,003	(5%)
Gross profit margin	38%	39%
Credentials:
Net revenue	4,436	7,157	(38%)
Gross profit	1,214	2,042	(41%)
Gross profit margin	27%	29%
All Other:
Net revenue	430	511	(16%)
Gross profit	254	340	(25%)
Gross profit margin	59%	67%
Total:
Net revenue	12,485	14,934	(16%)
Gross profit	5,294	6,084	(13%)
Gross profit margin	42%	41%
Operating expenses:
Research and development	2,085	1,992	5%
Selling and marketing	4,216	4,995	(16%)
General and administrative	4,577	3,065	49%
Restructuring and severance	2,739	172	1,492%
Total operating expenses:	13,617	10,224	33%
Loss from operations	(8,323)	(4,140)	101%
Non-operating income (expense):
Interest expense, net	(770)	(424)	82%
Foreign currency gains (losses), net	229	(227)	(201%)
Loss from continuing operations before income taxes and noncontrolling interest	$(8,864)	$(4,791)	85%

Net Revenue

Total net revenue in the first quarter of 2016 was $12.5 million, down 16% compared with $14.9 million in the first quarter of 2015. Total net revenue was lower in the first quarter of 2016, mainly driven by lower sales in our Credentials and Identity segments partially offset by higher sales in our PACS segment. A more detailed discussion of net revenue by segment follows below.

Net revenue in our PACS segment was $5.1 million in the first quarter of 2016, an increase of 9% from $4.7 million in the first quarter of 2015. The increase in the three months ended March 31, 2016 primarily was due to higher sales of physical access control solutions in the U.S., including an increase in professional services engagements, attributable to greater demand from federal government customers and higher sales through our channel partners compared to the prior year.

Net revenue in our Identity segment of $2.5 million in the first quarter of 2016 was comparable to $2.6 million in the first quarter of 2015. Increases in smart card reader sales in the U.S. and to federal government customers were offset by lower smart card reader sales in Europe and the Asia-Pacific regions.

Net revenue in our Credentials segment was $4.4 million in the first quarter of 2016, a decrease of 38% from $7.2 million in the first quarter of 2015, primarily due to transponder sales to certain large customers for electronic gaming applications in the first quarter of 2015 that were not repeated in the first quarter of 2016, partially offset by an increase in access card sales in the U.S.

Net revenue in our All Other segment was $0.4 million in the first quarter of 2016, down 16% from $0.5 million in the first quarter of 2015. Digital Media reader product sales were down significantly in the three months ended March 31, 2016 compared to the same period in 2015 and are expected to remain at low levels as certain customers are expected to exit this business. In addition, we are exiting the Chipdrive business and negligible future sales are expected.

Gross Profit

Gross profit for the first quarter of 2016 was $5.3 million, or 42% of revenues, compared with $6.1 million or 41% of net revenue in the first quarter of 2015. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable. The increase in gross profit margins in 2016 was primarily attributable to the change in product mix, with a higher proportion of sales of physical access control system products and access cards, compared to a lower proportion of sales of transponders.

In our PACS segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers was $2.9 million in the three months ended March 31, 2016 and $2.7 million in the three months ended March 31, 2015. Gross profit was higher in the March 31, 2016 as a direct result of higher sales in the PACS segment during the period. Gross profit margins in the PACS segment were slightly lower in the three months ended March 31, 2016 at 56% compared to 58% in the three months ended March 31, 2015 due to the impact of product mix within the segment.

In our Identity segment, gross profit on sales of information readers and modules as well as cloud-based credential provisioning and management services was $0.9 million in the three months ended March 31, 2016 compared to $1.0 million in the three months ended March 31, 2015. Gross profit was lower in the three months ended March 31, 2016 as a direct result of lower sales in the Identity segment during the period. Gross profit margins in the Identity segment were lower in the three months ended March 31, 2016, at 38%, compared to the three months ended March 31, 2015 of 39%, due to product mix and the negative impact of absorbing fixed overhead over a smaller revenue base in the period.

In our Credentials segment, gross profit on sales of physical access credentials and RFID and NFC inlays and tags used in electronic entertainment applications was $1.2 million in the three months ended March 31, 2016 compared to $2.0 million in the three months ended March 31, 2015. Gross profit margins in the Credentials segment were lower in the first quarter of 2016 at 27% compared to 29% in the first quarter 2015 due to manufacturing inefficiencies attributable to lower transponder production volumes during the quarter.

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

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2016 and March 31, 2015 is set forth below.

Research and Development

	Three Months Ended March 31,
	2016	2015	% Change
Research and development	$2,085	$1,992	5%
as a % of net revenue	17%	13%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in the first quarter of 2016 were comparable to the first quarter of 2015 as the benefit of restructuring initiatives realized during the course of the quarter was offset by higher in-house software capitalization depreciation expenses in the first quarter of 2016.

Selling and Marketing

	Three Months Ended March 31,
	2016	2015	% Change
Selling and marketing	$4,216	$4,995	(16%)
as a % of net revenue	34%	33%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses decreased primarily due to a reduction in headcount and marketing program spending attributable to our initiatives to simplify our business structure and streamline our operations.

General and Administrative

	Three Months Ended March 31,
	2016	2015	% Change
General and administrative	$4,577	$3,065	49%
as a % of net revenue	37%	21%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expenses increased primarily due to higher legal and other professional fees associated with non-core business activities of $1.8 million in the first quarter of 2016 compared to the comparable period of 2015.

Restructuring and Severance Charges

	Three Months Ended March 31,
	2016	2015	% Change
Restructuring and severance	$2,739	$172	1,492%

In the first quarter of 2016, we implemented a worldwide restructuring plan designed to refocus our resources on our core business segments, including physical access and transponders, and to consolidate our operations in several worldwide locations. The restructuring plan included reducing our non-manufacturing employee base, reallocating overhead roles into direct business activities and eliminating certain management and executive roles.

See Note 10, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net

	Three Months Ended March 31,
	2016	2015	% Change
Interest expense, net	$770	$424	82%

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability to a long-term payment obligation arising from our acquisition of Hirsch Electronics Corporation. The higher net interest expense in the three months ended March 31, 2016 compared to the comparable period of 2015 is primarily due to the write-down of unamortized debt issuance costs of approximately $0.2 million relating to the revolving loan facility modification in the first quarter of 2016 and the higher amount of borrowings outstanding during the three months ended March 31, 2016 compared to the comparable period of 2015.

See Note 6, Long-term Payment Obligation, and Note 7, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Foreign Currency Gain (Loss), Net

	Three Months Ended March 31,
	2016	2015	% Change
Foreign currency gain (loss), net	$229	$(227)	(201%)

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. dollar and the Euro, and their impact on the valuation of intercompany transaction balances. Accordingly, they are predominantly non-cash items. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

	Three Months Ended March 31,
	2016	2015	% Change
Income tax provision	$59	$19	211%
Effective tax rate	(1%)	(0%)

As of March 31, 2016, our deferred tax assets are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded a minimal income tax provision during the three months ended March 31, 2016. The effective tax rates for the three months ended March 31, 2016 and March 31, 2015 differ from the federal statutory rate of 34% primarily due to a change in valuation allowance and, the benefit of taxable earnings in certain foreign jurisdictions, which are subject to lower tax rates.

Liquidity and Capital Resources

As of March 31, 2016, our working capital, which we have defined as current assets less current liabilities, was $8.3 million, a decrease of $16.3 million compared to $24.6 million as of December 31, 2015. As of March 31, 2016, our cash balance was $9.0 million.

The following summarizes our cash flows for the three months ended March 31, 2016 and March 31, 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(7,027)	$(2,899)
Net cash used in investing activities	(244)	(169)
Net cash used in financing activities	-	(600)
Effect of exchange rates on cash	(441)	208
Net decrease in cash	(7,712)	(3,460)
Cash, beginning of period	16,667	36,547
Cash, end of period	$8,955	$33,087

Significant commitments that will require the use of cash in future periods include obligations under operating leases, a long-term payment obligation, secured note and revolver, purchase commitments and other obligations. Gross committed operating lease obligations were $3.7 million, the long-term payment obligation was $6.4 million, the bank term loan, revolving loan facility and interest related obligation were $19.7 million, and purchase commitments and other obligations were $9.1 million at March 31, 2016. Total commitments due within one year were $22.7 million and due thereafter were $16.3 million at March 31, 2016. These commitment levels as of March 31, 2016 are based on existing terms of our operating leases, obligations with suppliers, a liability to a former related party and an existing credit agreement, as amended, with Opus.

Cash used in operating activities for the three months ended March 31, 2016 was primarily due to the net loss of $8.9 million and decreases in cash from net changes in operating assets and liabilities of $0.7 million which were partially offset by adjustments for certain non-cash items of $2.6 million, consisting primarily of depreciation, amortization, amortization of debt issue costs, loss on disposal of fixed assets and stock-based compensation. For the three months ended March 31, 2015, cash used in operating activities was primarily due to the net loss of $4.8 million and decreases in cash from net changes in operating assets and liabilities of $0.3 million which were partially offset by adjustments for certain non-cash items of $2.2 million.

Cash used in investing activities for the three months ended March 31, 2016 was $0.2 million and related to capital expenditures.

No cash was used in financing activities during the three months ended March 31, 2016.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of March 31, 2016, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash positions held outside the U.S. are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the U.S. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2016, the amount of cash held at such subsidiaries was $1.3 million. We have not, nor do we currently anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On March 31, 2014, we entered into a Credit Agreement with Opus. The Credit Agreement provides for a term loan in the aggregate principal amount of $10.0 million (“Term Loan”) which was drawn down on March 31, 2014, and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”). On November 10, 2014, we entered into an amendment to the Credit Agreement which changed a number of terms of the Credit Agreement including interest charged, the monthly installment payment schedule, the maximum amount available under the revolving loan facility and the maturity date as well as certain other terms and conditions. For additional information concerning the amendment of the Credit Agreement, see Note 7, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of March 31, 2016, we have a total accumulated deficit of $386.7 million. During the three months ended March 31, 2016, we sustained a consolidated net loss of $8.9 million. We expect to use a significant amount of cash in our operations over the next twelve months for our operating activities and servicing of financial liabilities, including increased investment in marketing and sales capabilities to drive revenue growth, and continued investment in our cloud-based services, physical access control solutions, smart card reader products and RFID and NFC products.

Our consolidated financial statements as of December 31, 2015 were prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenues and cash flows to meet our obligations on a timely basis and our ability to raise financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. If events, such as reductions or delays in spending under various federal budget programs, cause a significant adverse impact on our revenues, expenses or savings from our cost reduction activities, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We believe cash generated from operations and bank borrowing capacity provides sufficient liquidity to meet our obligations and continue as a going concern for the next twelve months.

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

During the three months ended March 31, 2016, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2016. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the three months ended March 31, 2016, as required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and interim CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and interim CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and interim CFO, concluded that as of March 31, 2016, our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control over Financial Reporting.  Notwithstanding the material weakness discussed below, our management, including our CEO and interim CFO, has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management, including our CEO and interim CFO, assessed our internal control over financial reporting as of March 31, 2016. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2016, due to the following material weakness.

Inadequate design and application of controls related to financial statement close process – Management determined that the design and operating effectiveness of our controls over the financial statement close process related to the application of our accounting policies and the presentation of disclosures in the financial statements has been inadequate.  Specifically, this material weakness arises from insufficient review and oversight of the recording of complex and non-routine transactions due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP. A similar material weakness was previously identified and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, 2013 and 2015, and a remediation plan was implemented.  However in 2015, in the context of managing a significant change in accounting systems and organizational structure, the loss of legacy knowledge in respect of our old consolidation system, the diversion of resources related to an internal investigation which delayed the filing of our quarterly reports on Form 10-Q, and other external factors, it became apparent that all the information necessary to record complex and non-routine transactions had not been available and addressed timely, resulting in a number of late accounting adjustments.

Remediation of Material Weakness in Internal Control Over Financial Reporting

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

Changes in Internal Controls over Financial Reporting

Other than the items noted above, we have made no changes to our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we could be subject to claims arising in the ordinary course of business or be a defendant in lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty, and the resolution of any such claims could be material.

On December 16, 2015, us and certain of our present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934. On May 3, 2016, the court-appointed lead plaintiff Thomas Cunningham in the Rok lawsuit filed an amended complaint and a notice of dismissal without prejudice of all current or former officers and directors other than Jason Hart and Brian Nelson. In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-JCS, alleging breach of fiduciary duty and abuse of control claims.  On January 25, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that we made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  On May 2, 2016, the court in the Chopra lawsuit entered an order staying proceedings in the Chopra lawsuit in favor of the Oswald lawsuit, based on a stipulation to that effect filed by the parties in the Chopra lawsuit on April 28, 2016.  We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties and other factors that you should be aware of. The risks, uncertainties and other factors described in these risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in “Item 1A. to Part I” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

IDENTIV, INC.

May 13, 2016	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

May 13, 2016	By:	/S/ Steven Finney
Steven Finney
Interim Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

4.1

Amendment No. 1 to Warrant between Identiv, Inc. and Opus Bank, dated March 31, 2016 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on April 5, 2016).

4.2

Amendment No. 1 to Registration Rights Agreement between Identiv, Inc. and Opus Bank, dated March 31, 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2016).

10.1

Third Amendment to Credit Agreement and Waiver by and among Identiv, Inc., idOnDemand, Inc. and Opus Bank, dated March 31, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 5, 2016).

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