Form 10-Q
period 2016-09-30
Identiv, Inc.
filed 2016-11-14
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

At November 7, 2016, 11,086,151 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	September 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$9,183	$16,667
Accounts receivable, net of allowances of $299 and $346 as of September 30, 2016 and December 31, 2015, respectively	9,159	7,915
Inventories	12,140	14,726
Prepaid expenses and other current assets	3,399	1,518
Total current assets	33,881	40,826
Property and equipment, net	2,672	4,218
Intangible assets, net	6,183	7,275
Other assets	851	1,129
Total assets	$43,587	$53,448
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$6,369	$6,280
Current portion - payment obligation	760	681
Current portion - financial liabilities, net of discount of $375 and $0, respectively	9,625	—
Deferred revenue	1,145	1,515
Accrued compensation and related benefits	1,667	1,905
Other accrued expenses and liabilities	6,876	5,835
Total current liabilities	26,442	16,216
Long-term payment obligation	4,209	4,878
Long-term financial liabilities, net of discount of $0 and $196, and debt issuance costs of $11 and $448, respectively (see Note 7)	8,289	17,656
Other long-term liabilities	549	508
Total liabilities	39,489	39,258
Commitments and contingencies (see Note 11)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 50,000 shares authorized; 11,788 and 11,365 shares issued and 11,078 and 10,747 shares outstanding as of September 30, 2016 and December 31, 2015, respectively	11	11
Additional paid-in capital	399,415	396,407
Treasury stock, 710 and 618 shares as of September 30, 2016 and December 31, 2015, respectively	(6,667)	(6,487)
Accumulated deficit	(390,445)	(377,814)
Accumulated other comprehensive income	1,963	2,229
Total Identiv, Inc. stockholders' equity	4,277	14,346
Noncontrolling interest	(179)	(156)
Total stockholders´ equity	4,098	14,190
Total liabilities and stockholders´equity	$43,587	$53,448

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenue	$15,560	$17,196	$41,521	$47,717
Cost of revenue	8,640	9,675	24,038	27,466
Gross profit	6,920	7,521	17,483	20,251
Operating expenses:
Research and development	1,480	2,235	4,997	6,567
Selling and marketing	3,312	5,236	10,807	15,698
General and administrative	2,115	6,456	9,674	15,057
Impairment of goodwill	—	—	—	988
Restructuring and severance	160	215	3,100	408
Total operating expenses	7,067	14,142	28,578	38,718
Loss from operations	(147)	(6,621)	(11,095)	(18,467)
Non-operating income (expense):
Interest expense, net	(525)	(478)	(1,814)	(1,367)
Foreign currency gain (loss), net	35	(10)	309	(186)
Loss before income taxes and noncontrolling interest	(637)	(7,109)	(12,600)	(20,020)
Income tax benefit (provision)	(105)	(59)	(35)	(141)
Loss before noncontrolling interest	(742)	(7,168)	(12,635)	(20,161)
Less: Loss (income) attributable to noncontrolling interest	(1)	6	4	72
Net loss attributable to Identiv, Inc.	$(743)	$(7,162)	$(12,631)	$(20,089)
Basic and diluted net loss per share attributable to Identiv, Inc.	$(0.07)	$(0.66)	$(1.16)	$(1.85)
Weighted average shares used to compute basic and diluted loss per share	11,024	10,895	10,855	10,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(742)	$(7,168)	$(12,635)	$(20,161)
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(64)	30	(285)	(112)
Foreign currency translation reclassified into net loss upon acquisition of noncontrolling interest	—	—	—	(444)
Total other comprehensive (loss) income, net of income taxes	(64)	30	(285)	(556)
Comprehensive loss	(806)	(7,138)	(12,920)	(20,717)
Less: Comprehensive income attributable to noncontrolling interest	11	6	23	78
Comprehensive loss attributable to Identiv, Inc. common stockholders	$(795)	$(7,132)	$(12,897)	$(20,639)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Nine Months Ended September 30, 2016

(Unaudited, in thousands)

	Identiv, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2015	10,747	$11	$396,407	$(6,487)	$(377,814)	$2,229	$(156)	$14,190
Net loss	—	—	—	—	(12,631)	—	(4)	(12,635)
Other comprehensive loss	—	—	—	—	—	(266)	(19)	(285)
Issuance of warrants	—	—	376	—	—	—	—	376
Issuance of common stock in connection with vesting of stock awards	423	—	—	—	—	—	—	—
Stock-based compensation	—	—	2,632	—	—	—	—	2,632
Repurchase of common stock	(92)	—	—	(180)	—	—	—	(180)
Balances, September 30, 2016	11,078	$11	$399,415	$(6,667)	$(390,445)	$1,963	$(179)	$4,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,635)	$(20,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,492	2,203
Impairment of goodwill and long-lived assets	—	988
Accretion of interest on long-term payment obligation	335	398
Amortization of debt issuance costs	633	698
Stock-based compensation expense	2,245	3,700
Loss on disposal of fixed assets	329	—
Changes in operating assets and liabilities:
Accounts receivable	(1,166)	2,961
Inventories	2,741	(6,159)
Prepaid expenses and other assets	(182)	(599)
Accounts payable	154	(2,739)
Payment obligation liability	(925)	(856)
Deferred revenue	(370)	916
Accrued expenses and other liabilities	155	1,792
Net cash used in operating activities	(6,194)	(16,858)
Cash flows from investing activities:
Capital expenditures	(425)	(553)
Net cash used in investing activities	(425)	(553)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	4,000
Proceeds from issuance of common stock under stock plans	—	46
Repurchase of common stock	(180)	(1,915)
Net cash (used in) provided by financing activities	(180)	2,131
Effect of exchange rates on cash	(685)	149
Net decrease in cash	(7,484)	(15,131)
Cash at beginning of period	16,667	36,547
Cash at end of period	$9,183	$21,416
Non-cash investing and financing activities:
Warrants issued as debt issuance costs in connection with debt modification	$376	$—
Common stock issued to settle earn-out obligation	$—	$3,510
Common stock issued to acquire share of noncontrolling interest	$—	$1,216
Property and equipment included in accruals	$83	$51
Restricted stock units issued to Board of Directors in lieu of cash	$387	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identiv, Inc. (“Identiv” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The Company may experience significant variations in demand for its products quarter to quarter and typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results. The December 31, 2015 balance sheet was derived from the audited financial statements as of that date.

Certain reclassifications, such as the accounting for debt issuance costs consistent with Accounting Standards Update (“ASU”), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), have been made to the fiscal year 2015 financial statements to conform to the fiscal year 2016 presentation.

Concentration of Credit Risk — No customer represented more than 10% of net revenue for the three months ended September 30, 2016, and one customer accounted for 10% of net revenue for the nine months ended September 30, 2016.  One customer represented 19% of net revenue for the three months ended September 30, 2015, and one customer represented 18% of net revenue for the nine months ended September 30, 2015.  No customer represented more than 10% of the Company’s accounts receivable balance at September 30, 2016 or December 31, 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2016 and December 31, 2015, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of September 30, 2016 and December 31, 2015.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets, including intangible assets, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections. During the three and nine months ended September 30, 2016, the Company noted no indicators of impairment. During the three and nine months ended September 30, 2015, the Company noted certain indicators of impairment, including a sustained decline in its stock price and continued reduced performance in its Identity reporting unit. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the Identity reporting unit. As a result, goodwill relating to the Identity segment was determined to be fully impaired resulting in an impairment charge of $1.0 million which was recorded in the condensed consolidated statements of operations for the period. For additional discussion of measurement criteria used in evaluating potential impairment involving intangible assets, refer to Note 5, Intangible Assets.

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

As of September 30, 2016 and December 31, 2015, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as a Level 3 asset due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. During the three and nine months ended September 30, 2016, the Company determined that no privately-held investments were impaired. The amount of privately-held investments is included in other assets in the condensed consolidated balance sheets.

As of September 30, 2016 and December 31, 2015, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

3. Stockholders’ Equity

Common Stock Warrants

In connection with the Company’s entry into a consulting agreement in August 2014, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the Consultant Warrant was issued and quarterly thereafter. The Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of September 30, 2016, the Consultant Warrant had not been exercised.

In connection with the Company’s entry into a credit agreement with Opus Bank (“Opus”) as discussed in Note 7, Financial Liabilities, the Company issued Opus a warrant to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90 (the “Opus Warrant”). On March 31, 2016, the Company entered into a third amendment to its Credit Agreement increasing the number of shares of common stock underlying the warrant from 100,000 to 200,000 shares and decreased the exercise price from $9.90 to $2.19 per share subject to modification. The Company also agreed to issue new warrants to purchase 100,000 shares of common stock in the event that the outstanding principal balance of the Company’s loans with Opus exceeds specified thresholds on each of September 30, 2016, December 31, 2016 and March 31, 2017. The terms of any new warrants issued will be identical to those of the existing warrant, except that each new warrant issued will be exercisable for 100,000 shares and have an exercise price equal to the average closing price of the Company’s common stock for the five trading days ending on the last day of the quarter with respect to which the new warrant is issued. In addition, the existing registration rights agreement was amended to include the new warrants and change the circumstances under which the Company must register shares underlying the warrants issued to Opus (the “Amended Rights Agreement”). The Opus Warrant is immediately exercisable for cash or by net exercise and expires on March 31, 2019. The shares issuable upon exercise of the Opus Warrant and new Opus warrants, if any, are to be registered at the request of Opus pursuant to the Registration Rights Agreement, dated March 31, 2014, as amended by Amendment No. 1 to Registration Rights Agreement, dated March 31, 2016, between the Company and Opus. As of September 30, 2016, the Opus Warrant had not been exercised.

On September 30, 2016, the Company’s outstanding principal threshold, as required in its Credit Agreement, as amended, was not attained. As a result, the Company issued a new warrant (“New Opus Warrant”) to purchase 100,000 shares of common stock at a per share exercise price of $2.22 per share to Opus. The New Opus Warrant is immediately exercisable for cash or by net exercise and expires on September 30, 2021.

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

Below is the summary of outstanding warrants issued by the Company as of September 30, 2016:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
Consultant Warrant	85,000	$10.70	August 13, 2014	August 13, 2019
Opus Warrant	200,000	2.19	March 31, 2014	March 31, 2019
New Opus Warrant	100,000	2.22	September 30, 2016	September 30, 2021
2013 Private Placement Warrants	186,878	10.00	August 14, 2013	August 14, 2017
Total	571,878

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

Stock Option Plans

A summary of activity for the Company’s stock option plans for the nine months ended September 30, 2016 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2015	781,804	$11.48		$—
Granted	444,460	4.36
Cancelled or Expired	(299,929)	12.81
Exercised	—	—
Balance at September 30, 2016	926,335	$7.40	8.15	$—
Vested or expected to vest at September 30, 2016	887,433	$7.49	8.10	$—
Exercisable at September 30, 2016	458,897	$9.12	7.21	$—

The following table summarizes information about options outstanding as of September 30, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	540,363	9.15	$4.58	183,894	$4.90
$7.50 - $11.30	320,768	7.07	9.59	210,142	9.44
$12.00 - $19.70	40,009	6.46	13.56	39,666	13.55
$21.70 - $33.90	17,411	4.19	25.14	17,411	25.14
$34.40 - $43.40	7,784	0.40	41.33	7,784	41.33
$4.36 - $43.40	926,335	8.15	$7.40	458,897	$9.12

At September 30, 2016, there was $1.7 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 2.28 years.

Restricted Stock and Restricted Stock Units

The following is a summary of restricted stock and restricted stock unit (“RSU”) activity for the nine months ended September 30, 2016:

	Number Outstanding	Weighted Average Fair Value	Average Intrinsic Value
Balance at December 31, 2015	721,918	$13.32	$—
Granted	1,756,732	2.06
Vested	(603,869)	7.29
Forfeited	(243,515)	15.14
Balance at September 30, 2016	1,631,266	$2.97	$-

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of September 30, 2016, there was $2.1 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of  2.89 years. As of September 30, 2016, an aggregate of 1,631,266 RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$26	$34	$72	$98
Research and development	69	73	205	212
Selling and marketing	148	363	433	911
General and administrative	620	659	1,535	2,316
Total	$863	$1,129	$2,245	$3,537

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2016 was as follows:

Exercise of outstanding stock options and vesting of RSUs	2,557,601
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	697,984
Noncontrolling interest in Bluehill AG	10,355
Warrants to purchase common stock	571,878
Total	4,131,706

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and nine months ended September 30, 2016 and 2015, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted net loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of common stock equivalents excluded from diluted net loss per share relating to these securities was 3,129,479 common stock equivalents for the three and nine months ended September 30, 2016, and 2,323,430 common stock equivalents for the three and nine months ended September 30, 2015, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) at September 30, 2016 and December 31, 2015 consists of foreign currency translation adjustments totaling $2.0 million and $2.2 million, respectively. As a result of the acquisition of the noncontrolling interest in a subsidiary company, $0.5 million was reclassified out of AOCI into net loss during the nine months ended September 30, 2015.

4. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	September 30,	December 31,
	2016	2015
Raw materials	$3,654	$5,033
Work-in-progress	764	12
Finished goods	7,722	9,681
Total	$12,140	$14,726

Property and equipment, net consists of (in thousands):

	September 30,	December 31,
	2016	2015
Building and leasehold improvements	$2,252	$2,670
Furniture, fixtures and office equipment	2,290	2,242
Plant and machinery	8,901	8,858
Purchased software	1,941	2,510
Total	15,384	16,280
Accumulated depreciation	(12,712)	(12,062)
Property and equipment, net	$2,672	$4,218

The Company recorded depreciation expense of $0.5 million and $0.4 million during the three months ended September 30, 2016 and 2015, respectively, and $1.4 million and $1.2 million during the nine months ended September 30, 2016 and 2015, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	September 30,	December 31,
	2016	2015
Accrued restructuring	$487	$633
Accrued professional fees	4,138	1,731
Income taxes payable	187	282
Other accrued expenses	2,064	3,189
Total	$6,876	$5,835

5. Intangible Assets

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

	Existing	Customer
	Technology	Relationship	Total
Amortization period (in years)	11.75	4.0 – 11.75

Gross carrying amount at December 31, 2015	$4,600	$10,639	$15,239
Accumulated amortization	(2,361)	(5,603)	(7,964)

Intangible Assets, net at December 31, 2015	$2,239	$5,036	$7,275

Gross carrying amount at September 30, 2016	$4,600	$10,639	$15,239
Accumulated amortization	(2,697)	(6,359)	(9,056)

Intangible Assets, net at September 30, 2016	$1,903	$4,280	$6,183

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three and nine months ended September 30, 2016.

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

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$112	$112	$336	$336
Selling and marketing	252	252	756	756
Total	$364	$364	$1,092	$1,092

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2016 (remaining three months)	$363
2017	1,455
2018	1,455
2019	1,455
2020	1,455
Total	$6,183

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

The final payment to Secure Networks was made on January 30, 2012. The Company’s payment obligations under the 2009 Settlement Agreement to Secure Keyboards will continue through the calendar year ending December 31, 2020, with the final payment due on January 30, 2021, unless the Company elects at any time to satisfy its obligations by making a lump-sum payment to Secure Keyboards. The Company does not intend to make a lump-sum payment and therefore a portion of the payment obligation amount is classified as a long-term liability in the condensed consolidated balance sheets.

The Company included $0.1 million and $0.3 million of interest expense during the three and nine months ended September 30, 2016, respectively, and $0.1 million and $0.4 million of interest expense during the three and nine months ended September 30, 2015, respectively, in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of September 30, 2016 is as follows (in thousands):

2016 (remaining three months)	$291
2017	1,200
2018	1,248
2019	1,298
2020	1,444
Thereafter	372
Present value discount factor	(884)
Total	$4,969

7. Financial Liabilities

Financial liabilities consist of (in thousands):

	September 30,	December 31,
	2016	2015
Secured term loan	$10,000	$10,000
Bank revolving loan facility	8,300	8,300
Total before discount and debt issuance costs	18,300	18,300
Less: Current portion of financial liabilities	(10,000)	—
Less: Long-term portion of unamortized discount and debt issuance costs	(11)	(644)
Long-term financial liabilities	$8,289	$17,656

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

In connection with the Company’s entry into the Credit Agreement, the Company paid customary lender fees and expenses, including facility fees. In addition, as discussed in Note 3, Stockholders’ Equity, the Company issued the Opus Warrant to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90. The Company calculated the fair value of the Opus Warrant using the Black-Scholes pricing model using the following assumptions: estimated volatility of 92.09%, risk-free interest rate of 1.73%, no dividend yield, and an expected life of five years. In accordance with ASC 505-50, Equity-Based Payments to Non-Employees the fair value of the Opus Warrant of $0.8 million was classified as equity as the settlement of the warrant will be in shares and is within the control of the Company. The Company recognized $0.9 million in costs, both cash and equity, related to the Term Loan and Revolving Loan Facility. In accordance with ASC 835-30, Interest – Imputation of Interest amended by ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, the costs are recorded as a direct deduction from the carrying amount of the Term Loan the Revolving Loan Facility and  amortized as interest expense over the term of the Credit Agreement.

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

The Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Amended Credit Agreement also provides for customary financial covenants, including a minimum tangible net worth covenant, a maximum senior leverage ratio and a minimum asset coverage ratio. In addition, it contains customary events of default that entitle Opus to cause any or all of the Company’s indebtedness under the Amended Credit Agreement to become immediately due and payable. Events of default, include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, Opus may terminate its lending commitments and/or declare all or any part of the unpaid principal of all indebtedness, all interest accrued and unpaid thereon and all other amounts payable under the Amended Credit Agreement to be immediately due and payable. The Company has considered the components of the material adverse change clause of the Amended Credit Agreement and determined the likelihood of default under the existing terms is remote. The Term Loan, net of discount and debt issuance costs, outstanding under the Amended Credit Agreement is classified as short-term and the Revolving Loan Facility, net of discount and debt issuance costs, is classified as long-term in the accompanying condensed consolidated balance sheets as of September 30, 2016.

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

On March 31, 2016, the Company entered into an additional amendment (the “Third Amendment”) to its Credit Agreement with Opus. Under the Third Amendment, the Revolving Loan Facility was reduced from $30.0 million to $10.0 million and certain financial covenants were amended and added, including covenants with respect to tangible net worth, maximum senior leverage ratio, minimum asset coverage ratio, minimum EBITDA, minimum cash of at least $7.5 million, and minimum future outstanding principal balance thresholds. In addition, as discussed in Note 3, Stockholders’ Equity the Company amended the Opus Warrant. On September 30, 2016, as a result of not attaining a minimum outstanding principal threshold, the Company issued the New Opus Warrant to purchase 100,000 shares of common stock. The Company calculated the fair value of the Opus Warrant and the New Opus Warrant using the Black-Scholes pricing model using the following assumptions: estimated volatility of 83.92%, risk free interest rate of 0.90%, no dividend yield, and an expected life of three years. The fair value of the Opus Warrant and the New Opus Warrant of $0.4 million is recorded as a direct deduction from the carrying amount of the Term Loan and is being amortized as interest expense over the remaining term of the Credit Agreement, as amended.

The Company was not in compliance with certain financial covenants under the Credit Agreement, as amended, as of September 30, 2016, which non-compliance was waived by Opus.

The following table summarizes the timing of repayment obligations for the Company’s financial liabilities for the next four years under the current terms of the Credit Agreement, as amended, at September 30, 2016 (in thousands):

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

Net revenue and gross profit information by segment for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
PACS:
Net revenue	$7,253	$5,976	$17,908	$15,212
Gross profit	4,334	3,531	10,244	9,130
Gross profit margin	60%	59%	57%	60%
Identity:
Net revenue	3,508	3,109	8,923	8,970
Gross profit	1,359	1,526	3,324	3,988
Gross profit margin	39%	49%	37%	44%
Credentials:
Net revenue	4,799	7,788	14,110	22,324
Gross profit	1,227	2,255	3,654	6,357
Gross profit margin	26%	29%	26%	28%
All Other:
Net revenue	-	323	580	1,211
Gross profit	-	209	261	776
Gross profit margin	0%	65%	45%	64%
Total:
Net revenue	15,560	17,196	41,521	47,717
Gross profit	6,920	7,521	17,483	20,251
Gross profit margin	44%	44%	42%	42%
Operating expenses:
Research and development	1,480	2,235	4,997	6,567
Selling and marketing	3,312	5,236	10,807	15,698
General and administrative	2,115	6,456	9,674	15,057
Impairment of goodwill	—	—	—	988
Restructuring and severance	160	215	3,100	408
Total operating expenses:	7,067	14,142	28,578	38,718
Loss from operations	(147)	(6,621)	(11,095)	(18,467)
Non-operating income (expense):
Interest expense, net	(525)	(478)	(1,814)	(1,367)
Foreign currency gain (loss), net	35	(10)	309	(186)
Loss before income taxes and noncontrolling interest	$(637)	$(7,109)	$(12,600)	$(20,020)

Geographic net revenue is based on customer’s ship-to location. Information regarding net revenue by geographic region for the three and six months ended September 30, 2016 and 2015 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Americas	$9,924	$12,473	$27,343	$32,423
Europe and the Middle East	2,834	2,294	6,654	7,386
Asia-Pacific	2,802	2,429	7,524	7,908
Total	$15,560	$17,196	$41,521	$47,717
Revenues:
Americas	64%	73%	66%	68%
Europe and the Middle East	18%	13%	16%	15%
Asia-Pacific	18%	14%	18%	17%
Total	100%	100%	100%	100%

Long-lived assets by geographic location as of September 30, 2016 and December 31, 2015 are as follows (in thousands):

	September 30,	December 31,
	2016	2015
Property and equipment, net:
Americas	$1,152	$2,096
Europe and the Middle East	205	295
Asia-Pacific	1,315	1,827
Total property and equipment, net	$2,672	$4,218

10. Restructuring and Severance

During the nine months ended September 30, 2015, severance costs were incurred for certain employees terminated as part of management’s continuing efforts to simplify business operations. As a result, the Company recorded $0.4 million in restructuring and severance costs and other closure related costs and an additional $0.1 million in severance costs recorded in general and administrative expenses related to the elimination of certain executive positions in conjunction with the corporate restructuring and cost reduction activities.

In the first quarter of 2016, the Company implemented a worldwide restructuring plan designed to refocus the Company’s resources on its core business segments, including physical access and transponders, and to consolidate its operations in several worldwide locations. The restructuring plan included reducing the Company’s non-manufacturing employee base, reallocating overhead roles into direct business activities and eliminating certain management and executive roles. In the third quarter of 2016, the Company incurred additional facilities related restructuring costs of $0.1 million and severance related adjustments of $0.1 million in connection with this restructuring plan. As a result, the Company recorded $3.1 million in restructuring and severance costs in the nine months ended September 30, 2016.

All unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the condensed consolidated balance sheets at September 30, 2016 and December 31, 2015. Restructuring and severance activities during the nine months ended September 30, 2016 and September 30, 2015 were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Balance at beginning of period	$633	$1,377
Restructuring expense incurred for the period	3,100	408
Other cost reduction activities for the period	—	81
Payments and non-cash item adjustment during the period	(3,246)	(1,855)
Balance at end of period	$487	$11

11. Commitments and Contingencies

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of September 30, 2016 expire at various dates during the next  five years.

The Company recognized rent expense of $0.3 million and $1.2 million in the three and nine months ended September 30, 2016, respectively, and $0.4 million and $1.3 million, in the three and nine months ended September 30, 2015, respectively, in its condensed consolidated statements of operations.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s principal contractual commitments as of September 30, 2016 (in thousands):

	Operating Lease	Purchase Commitments	Other Contractual Commitments	Total
2016 (remaining three months)	$368	$6,312	$13	$6,693
2017	1,029	2,679	11	3,719
2018	266	—	—	266
2019	171	—	—	171
2020	159	—	—	159
Thereafter	2	—	—	2
Total	$1,995	$8,991	$24	$11,010

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

On December 16, 2015, the Company and certain of its present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934.  On May 3, 2016, the court-appointed lead plaintiff Thomas Cunningham in the Rok lawsuit filed an amended complaint and a notice of dismissal without prejudice of all current or former officers and directors other than Jason Hart and Brian Nelson. On June 6, 2016, each of the Company, Jason Hart, and Brian Nelson filed a motion to dismiss for failure to state a claim upon which relief can be granted in the Rok lawsuit; on August 5, 2016, the court granted those motions with leave for the lead plaintiff to file a second amended complaint. On September 12, 2016, the lead plaintiff in the Rok lawsuit filed a second amended complaint. On October 10, 2016, the Company, Jason Hart, and Brian Nelson filed a motion to dismiss that second amended complaint for failure to state a claim upon which relief can be granted, which motions are scheduled to be heard on December 16, 2016. In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of the Company’s present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-JCS, alleging breach of fiduciary duty and abuse of control claims.  On January 25, 2016, certain of the Company’s present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of the Company’s present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that the Company made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  On May 2, 2016, the court in the Chopra lawsuit entered an order staying proceedings in the Chopra lawsuit in favor of the Oswald lawsuit, based on a stipulation to that effect filed by the parties in the Chopra lawsuit on April 28, 2016. Similarly, on June 28, 2016, the court in the Wollnik lawsuit entered a stipulated order staying proceedings in the Wollnik lawsuit in favor of the Oswald lawsuit.  On June 17, 2016, the plaintiff in the Oswald lawsuit filed an amended complaint.  On August 1, 2016, the Company filed a motion to dismiss for failure by plaintiff to make a pre-lawsuit demand upon the Company’s board of directors, which motion was heard on October 14, 2016. The judge in the Oswald lawsuit issued an order on November 7, 2016 granting the Company’s motion to dismiss, without prejudice.  In addition, the court stayed the case so that plaintiff could exercise whatever rights he has under Section 220 of the Delaware General Corporation Law. The Company intends to vigorously defend against these lawsuits.  The Company cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm its business and have a material adverse impact on its financial condition.

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

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Americas	$27,343	$32,423
Europe and the Middle East	6,654	7,386
Asia-Pacific	7,524	7,908
Total	$41,521	$47,717
Revenues:
Americas	66%	68%
Europe and the Middle East	16%	15%
Asia-Pacific	18%	17%
Total	100%	100%

Net Revenue Trends

Net revenue in the nine months ended September 30, 2016 was down 13% compared with the first nine months of 2015. Approximately 43% of our net revenue in the first nine months ended September 30, 2016 came from our PACS segment. Net revenue in the PACS segment was $17.9 million and $15.2 million for the nine months ended September 30, 2016 and 2015, respectively. Net revenue in our Credentials segment represented approximately 34% of our net revenue. Net revenue in the Credentials segment was $14.1 million in the nine months ended September 30, 2016 compared to $22.3 million in the comparable period in 2015. Net revenue in the Identity segment, which represents approximately 21% of total net revenue, was $8.9 million as compared to the prior year period of $9.0 million.

Net Revenue in the Americas

Net revenue in the Americas was approximately $26.3 million in the first nine of months of 2016, accounting for 63% of total net revenue, and was down 19% compared to $32.4 million in the first nine months of 2015. Net revenue from our PACS solution for security programs within various U.S. government agencies, as well as RFID and NFC products, inlays and tags comprise a significant proportion of our net revenue in the Americas region.

Net revenue in our PACS segment in the Americas increased by approximately 17% in the first nine months of 2016 compared with the same period of the previous year, while net revenue in our Credentials segment decreased 48% in the first nine months of 2016 compared with the same period of the previous year. PACS net revenue increases were primarily due to an increase in orders for physical access control solutions from federal government customers, and higher sales through our channel partners. Credentials segment net revenue decreases were primarily due to transponder sales to certain large customers for electronic gaming applications in the first nine months of 2015 that were not repeated in the comparable period of 2016. Net revenue from our Identity segment decreased in the nine months ended September 30, 2016 compared to the comparable period of the previous year due primarily to lower reader sales.

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

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $15.3 million in the first nine months of 2016, accounting for 37% of total net revenue, and was comparable to the first nine months of 2015 as a result of primarily increased sales in our Asia-Pacific region offset by a decline in our Europe and the Middle East regions. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our larger customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our PACS products increased from the prior year period due to higher sales of physical access control solutions in both regions. Net revenue from our Identity products increased by approximately 13% in the first nine months of 2016 compared with the same period of the previous year, primarily due to higher sales of smart card readers in these regions. Identity readers comprised approximately 42% of the net revenue throughout these regions in the first nine months of 2016. Net revenue from our Credentials products, which comprised approximately 38% of sales in this region, declined by approximately 10% in the first nine months of 2016 compared with the same period of the previous year primarily as a result of lower transponder and access card product sales in the Asia-Pacific.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative spending) decreased 32% in the first nine of months of 2016 compared with the same period of 2015. Research and development spending decreased by 24% in the first nine months of 2016 compared with the same period of 2015 as the benefit of restructuring initiatives realized during the first nine months of 2016. Selling and marketing spending in the first nine months of 2016 was down by 31% compared with the first nine months of 2015, due to cost saving initiatives taken in the sales and marketing organization reducing both headcount and marketing program spending. General and administrative spending in the first nine months of 2016 decreased 36% from the same period in the previous year primarily as a result of cost savings associated with the restructuring initiatives implemented in the beginning of 2016.

Results of Operations

The following table includes segment net revenue and segment net profit information for our PACS, Identity, Credentials and All Other segments and reconciles gross profit to results of continuing operations before income taxes and noncontrolling interest:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
PACS:
Net revenue	$7,253	$5,976	21%	$17,908	$15,212	18%
Gross profit	4,334	3,531	23%	10,244	9,130	12%
Gross profit margin	60%	59%		57%	60%
Identity:
Net revenue	3,508	3,109	13%	8,923	8,970	(1%)
Gross profit	1,359	1,526	(11%)	3,324	3,988	(17%)
Gross profit margin	39%	49%		37%	44%
Credentials:
Net revenue	4,799	7,788	(38%)	14,110	22,324	(37%)
Gross profit	1,227	2,255	(46%)	3,654	6,357	(43%)
Gross profit margin	26%	29%		26%	28%
All Other:
Net revenue	-	323	(100%)	580	1,211	(52%)
Gross profit	-	209	(100%)	261	776	(66%)
Gross profit margin	0%	65%		45%	64%
Total:
Net revenue	15,560	17,196	(10%)	41,521	47,717	(13%)
Gross profit	6,920	7,521	(8%)	17,483	20,251	(14%)
Gross profit margin	44%	44%		42%	42%
Operating expenses:
Research and development	1,480	2,235	(34%)	4,997	6,567	(24%)
Selling and marketing	3,312	5,236	(37%)	10,807	15,698	(31%)
General and administrative	2,115	6,456	(67%)	9,674	15,057	(36%)
Impairment of goodwill	—	—	—	—	988	(100%)
Restructuring and severance	160	215	(26%)	3,100	408	660%
Total operating expenses:	7,067	14,142	(50%)	28,578	38,718	(26%)
Loss from operations	(147)	(6,621)	(98%)	(11,095)	(18,467)	(40%)
Non-operating income (expense):
Interest expense, net	(525)	(478)	10%	(1,814)	(1,367)	33%
Foreign currency gains (losses), net	35	(10)	(450%)	309	(186)	(266%)
Loss before income taxes and noncontrolling interest	$(637)	$(7,109)	(91%)	$(12,600)	$(20,020)	(37%)

Net Revenue

Total net revenue in the third quarter of 2016 was $15.6 million, down 10% compared with $17.2 million in the third quarter of 2015. For the nine months ended September 30, 2016, total net revenue was $41.5 million, down 13% compared with $47.7 million for the comparable period for 2015. Total net revenue was lower in the first nine months of 2016, mainly driven by lower sales in our Credentials segment partially offset by higher sales in our PACS and Identity segments. A more detailed discussion of net revenue by segment follows below.

Net revenue in our PACS segment was $7.3 million in the third quarter of 2016, an increase of 21% from $6.0 million in the third quarter of 2015. In the nine months ended September 30, 2016, net revenue in our PACS segment was $17.9 million, an increase of 18% from $15.2 million in the nine months ended September 30, 2015. The increase in the nine months ended September 30, 2016 primarily was due to higher sales of physical access control solutions, including an increase in professional services engagements, attributable to greater demand from federal government customers and higher sales through our channel partners compared to the comparable period of the prior year.

Net revenue in our Identity segment of $3.5 million in the third quarter of 2016 increased 13% from $3.1 million in the third quarter of 2015. In the nine months ended September 30, 2016, net revenue in our Identity segment was $8.9 million, a decrease of 1%

from $9.0 million in the nine months ended September 30, 2015. This decrease in Identity segment net revenue was primarily due to lower smart card reader sales in Europe and the Asia-Pacific regions, partially offset by increases in smart card reader sales in the U.S. and to federal government customers.

Net revenue in our Credentials segment was $4.8 million in the third quarter of 2016, a decrease of 38% from $7.8 million in the third quarter of 2015. In the nine months ended September 30, 2016, net revenue in our Credentials segment was $14.1 million, a decrease of 37% from $22.3 million in the nine months ended September 30, 2015. The decrease was primarily due to transponder sales to certain large customers for electronic gaming applications in the comparable periods of 2015 that were not repeated in the third quarter of 2016, partially offset by an increase in access card sales in the U.S.

Net revenue in our All Other segment was less than $0.1 million in the third quarter of 2016, compared to $0.3 million in the third quarter of 2015. In the nine months ended September 30, 2016, net revenue in our All Other segment was $0.6 million, compared to $1.2 million in the nine months ended September 30, 2015. Digital Media reader product sales were down significantly in the three and nine months ended September 30, 2016 compared to the same period in 2015 and are expected to remain at low levels as certain customers are expected to exit this business. In addition, we are exiting the Chipdrive business and negligible future sales are expected.

Gross Profit

Gross profit for the third quarter of 2016 was $6.9 million, or 44% of net revenue, compared with $7.5 million or 44% of net revenue in the third quarter of 2015. In the nine months ended September 30, 2016, gross profit was $17.5 million, or 42% of net revenue, compared with $20.3 million, or 42% of net revenue in the nine months ended September 30, 2015. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable. The decrease in gross profit margins in 2016 was primarily attributable to the change in product mix, with a higher proportion of sales of lower margin physical access control system products and information readers and modules.

In our PACS segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers was $4.3 million in the third quarter of 2016 and $3.5 million in the third quarter of 2015, and $10.2 million and $9.1 million in the nine months ended September 30, 2016 and 2015, respectively. Gross profit was higher in the nine months ended September 30, 2016 as a direct result of higher sales in the PACS segment during the period. Gross profit margins in the PACS segment of 60% were higher in the third quarter of 2016 compared to 59% in the comparable period of 2015, and lower in the nine months ended September 30, 2016 compared to the comparable period of 2015 at 57% and 60%, respectively, both primarily attributable to the impact of product mix within the segment.

In our Identity segment, gross profit on sales of information readers and modules as well as cloud-based credential provisioning and management services was $1.4 million in the third quarter of 2016 compared to $1.5 million in the third quarter of 2015, and $3.3 million and $4.0 million in the nine months ended September 30, 2016 and 2015, respectively. Gross profit was lower in the nine months ended September 30, 2016 as a direct result of lower sales in the Identity segment during the period. Gross profit margins in the Identity segment were lower in the nine months ended September 30, 2016, at 37%, compared to the nine months ended September 30, 2015 of 44%, due to product mix and lower margins on smart card readers following the go-to market change to a distribution sales model in certain international markets.

In our Credentials segment, gross profit on sales of physical access credentials and RFID and NFC inlays and tags used in electronic entertainment applications was $1.2 million in the third quarter of 2016 compared to $2.3 million in the third quarter of 2015, and $3.7 million and $6.4 million in the nine months ended September 30, 2016 and 2015, respectively. Gross profit margins in the Credentials segment were lower in the third quarter of 2016 at 26% compared to 28% in the third quarter of 2015 due to manufacturing inefficiencies attributable to lower transponder production volumes during the quarter.

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

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2016 and September 30, 2015 is set forth below.

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Research and development	$1,480	$2,235	(34%)	$4,997	$6,567	(24%)
as a % of net revenue	10%	13%		12%	14%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in the three and nine months ended September 30, 2016 decreased primarily due to the benefit of restructuring initiatives realized during the first three quarters of 2016.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Selling and marketing	$3,312	$5,236	(37%)	$10,807	$15,698	(31%)
as a % of net revenue	21%	30%		26%	33%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses decreased primarily due to a reduction in headcount and marketing program spending attributable to our restructuring initiatives realized during the first three quarters of 2016.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
General and administrative	$2,115	$6,456	(67%)	$9,674	$15,057	(36%)
as a % of net revenue	14%	38%		23%	32%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expenses decreased primarily due to lower legal and professional fees and the benefit of restructuring initiatives realized during the first three quarters of 2016.

Restructuring and Severance Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Restructuring and severance	$160	$215	(26%)	$3,100	$408	660%

In the first quarter of 2016, we implemented a worldwide restructuring plan designed to refocus our resources on our core business segments, including physical access and transponders, and to consolidate our operations in several worldwide locations. The restructuring plan included reducing our non-manufacturing employee base, reallocating overhead roles into direct business activities and eliminating certain management and executive roles. In the third quarter of 2016, we incurred additional facilities related restructuring costs and severance related adjustments in connection with this restructuring plan.

See Note 10, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Interest expense, net	$525	$478	10%	$1,814	$1,367	33%

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability to a long-term payment obligation arising from our acquisition of Hirsch Electronics Corporation. The higher net interest expense in the three and nine months ended September 30, 2016 compared to the comparable periods of 2015 is primarily due to the write-down of unamortized debt issuance costs of approximately $0.2 million relating to the revolving loan facility modification in the first quarter of 2016 and the higher amount of borrowings outstanding during the nine months ended September 30, 2016 compared to the comparable period of 2015.

See Note 6, Long-term Payment Obligation, and Note 7, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Foreign Currency Gain (Loss), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Foreign currency gain (loss), net	$35	$(10)	(450%)	$309	$(186)	(266%)

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

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Income tax benefit (provision)	$(105)	$(59)	78%	$(35)	$(141)	(75%)
Effective tax rate	16%	1%		0%	1%

As of September 30, 2016, our deferred tax assets are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded a minimal income tax provision during the three and nine months ended September 30, 2016. The effective tax rates for the nine months ended September 30, 2016 and September 30, 2015 differ from the federal statutory rate of 34% primarily due to a change in valuation allowance and, the provision or benefit in certain foreign jurisdictions, which are subject to lower tax rates.

Liquidity and Capital Resources

As of September 30, 2016, our working capital, which we define as current assets less current liabilities, was $7.5 million, a decrease of $17.1 million compared to $24.6 million as of December 31, 2015. As of September 30, 2016, our cash balance was $9.2 million.

The following summarizes our cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(6,194)	$(16,858)
Net cash used in investing activities	(425)	(553)
Net cash (used in) provided by financing activities	(180)	2,131
Effect of exchange rates on cash	(685)	149
Net decrease in cash	(7,484)	(15,131)
Cash, beginning of period	16,667	36,547
Cash, end of period	$9,183	$21,416

Significant commitments that will require the use of cash in future periods include obligations under operating leases, a long-term payment obligation, secured note and revolver, purchase commitments and other obligations. Gross committed operating lease obligations were $2.0 million, the long-term payment obligation was $5.9 million, the bank term loan, revolving loan facility and interest related obligation were $19.4 million, and purchase commitments and other obligations were $9.0 million at September 30, 2016. Total commitments due within one year were $20.8 million and due thereafter were $15.5 million at September 30, 2016. These commitment levels as of September 30, 2016 are based on existing terms of our operating leases, obligations with suppliers, a liability to a former related party and an existing credit agreement, as amended, with Opus.

Cash used in operating activities for the nine months ended September 30, 2016 was primarily due to the net loss of $12.6 million partially offset by increases in cash from net changes in operating assets and liabilities of $0.3 million and by adjustments for certain non-cash items of $6.0 million, consisting primarily of depreciation, amortization, amortization of debt issue costs, loss on disposal of fixed assets and stock-based compensation. For the nine months ended September 30, 2015, cash used in operating activities was primarily due to the net loss of $20.2 million and decreases in cash from net changes in operating assets and liabilities of $4.7 million which were partially offset by adjustments for certain non-cash items of $8.0 million.

Cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $0.4 million and $0.6 million, respectively, and was related to capital expenditures.

Cash used in financing activities during the nine months ended September 30, 2016 related to repurchases of our common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of $0.2 million. Cash provided by financing activities during the nine months ended September 30, 2016 primarily reflects $4.0 million proceeds from draws on the bank revolver which was partially offset by $1.9 million for the repurchase of common stock.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of September 30, 2016, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash positions that are held outside the U.S. and are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the U.S. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of September 30, 2016, the amount of cash held at such subsidiaries was $1.2 million. We have not, nor do we currently anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

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

We have historically incurred operating losses and negative cash flows from operating activities. As of September 30, 2016, we have a total accumulated deficit of $390.4 million. During the nine months ended September 30, 2016, we had a consolidated net loss of $12.6 million. Although we have, and expect to continue, to realize benefits of the restructuring initiatives realized in nine months of 2016, we may continue to incur losses in the future.

Our condensed consolidated financial statements as of September 30, 2016 were prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenues and cash flows to meet our obligations on a timely basis and our ability to raise capital, secure financing or dispose of certain noncore assets as required. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. If events, such as reductions or delays in spending under various federal budget programs, cause a significant adverse impact on our revenues, expenses or savings from our cost reduction activities, we may need to delay, reduce the scope of, or eliminate one or more of our development programs or obtain funds through collaborative arrangements with others that may require us to relinquish rights to certain of our technologies, or programs that we would otherwise seek to develop or commercialize ourselves, and to reduce personnel related costs. We believe cash generated from operations and bank borrowing capacity provides sufficient liquidity to meet our obligations and continue as a going concern for the next twelve months.

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

During the three months ended September 30, 2016, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended September 30, 2016. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the three months ended September 30, 2016, as required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and interim CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and interim CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and interim CFO, concluded that as of September 30, 2016, our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control over Financial Reporting.  Notwithstanding the material weakness discussed below, our management, including our CEO and interim CFO, has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management, including our CEO and interim CFO, assessed our internal control over financial reporting as of September 30, 2016. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2016, due to the following material weakness.

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

A number of remediation actions and organizational changes have been enacted to address specific control weaknesses identified in our revenue and expenditure cycles, and have completed the move to a single accounting system across substantially all our businesses during the course of 2016.  In particular, we have carried out the financial close and consolidation process entirely within our new system environment since the second quarter of 2016.  Additionally, as part of our restructuring changes announced in the first quarter of 2016, we are continuing to streamline our global operations and concentrate our accounting and finance function in Orange County, California, close to our executive management and U.S. GAAP resources.  Management expects to complete the implementation of remediation measures, and as a result remediate the existing material weakness described above, during 2016.

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

Changes in Internal Controls over Financial Reporting

Other than the items noted above, we have made no changes to our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we could be subject to claims arising in the ordinary course of business or be a defendant in lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty, and the resolution of any such claims could be material.

On December 16, 2015, we and certain of our present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934. On May 3, 2016, the court-appointed lead plaintiff Thomas Cunningham in the Rok lawsuit filed an amended complaint and a notice of dismissal without prejudice of all current or former officers and directors other than Jason Hart and Brian Nelson. On June 6, 2016, each of us, Jason Hart, and Brian Nelson filed a motion to dismiss for failure to state a claim upon which relief can be granted in the Rok lawsuit; on August 5, 2016, the court granted those motions with leave for the lead plaintiff to file a second amended complaint. On September 12, 2016, the lead plaintiff in the Rok lawsuit filed a second amended complaint. On October 10, 2016, each of us, Jason Hart, and Brian Nelson filed a motion to dismiss that second amended complaint for failure to state a claim upon which relief can be granted, which motions are scheduled to be heard on December 16, 2016. In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-JCS, alleging breach of fiduciary duty and abuse of control claims.  On January 25, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that we made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  On May 2, 2016, the court in the Chopra lawsuit entered an order staying proceedings in the Chopra lawsuit in favor of the Oswald lawsuit, based on a stipulation to that effect filed by the parties in the Chopra lawsuit on April 28, 2016.  Similarly, on June 28, 2016, the court in the Wollnik lawsuit entered a stipulated order staying proceedings in the Wollnik lawsuit in favor of the Oswald lawsuit.  On June 17, 2016, the plaintiff in the Oswald lawsuit filed an amended complaint.  On August 1, 2016, we filed a motion to dismiss for failure by plaintiff to make a pre-lawsuit demand on our board of directors, which motion was heard on October 14, 2016. The judge in the Oswald lawsuit issued an order on November 7, 2016 granting our motion to dismiss, without prejudice.  In addition, the court stayed the case so that plaintiff could exercise whatever rights he has under Section 220 of the Delaware General Corporation Law. We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

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

In March 2014, we entered into a Senior Secured Credit Facility Agreement with Opus Bank, as lender, (as amended from time to time as of the date of this report, the “Credit Agreement”). The Credit Agreement includes provisions that place limitations on a number of our activities, including our ability to incur additional debt, create liens on our assets or make guarantees, make certain investments or loans, pay dividends or dispose of or sell assets or enter into a merger or similar transaction. Our obligations under the Credit Agreement are secured by substantially all of our assets.  Certain of our domestic subsidiaries have guaranteed the credit facilities under the Credit Agreement and have granted the lender security interests in substantially all of their assets. The Credit Agreement contains financial covenants, including covenants that require us to achieve certain levels of financial performance as measured periodically in terms of our tangible net worth, EBITDA, and specific asset levels as they relate to outstanding debt. We have failed to maintain compliance with the financial covenants a number of times, and we and the lender have amended the Credit Agreement in the past to modify and/or waive compliance with certain of these financial covenants, most recently in March 2016.  We were not in compliance with certain of the financial covenants as of September 30, 2015, March 31, 2016, June 30, 2016, and September 30, 2016.  While we have obtained waivers from the lender with respect to these events, we cannot assure you that we will not be out of compliance with one or more financial covenants again in the future, or that the lender will continue to waive any such failures to be in compliance with covenants.  If an event of default with respect to certain covenants (including financial covenants) occurs, the lender may, among other things, accelerate the indebtedness and seize collateral or exercise other remedies provided under the Credit Agreement. If repayment of the indebtedness is accelerated, we could face a substantial liquidity problem and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our loan covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. Any of the foregoing could have a material adverse effect on our financial condition and results of operations. Our ability to make periodic interest payments and to repay our debt when due in 2017 depends on our financial and operating performance, which in turn, is subject to prevailing economic and competitive conditions and the other factors discussed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2015 and the other information discussed in this report. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness as noted above. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

In addition to the above and the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in Item 1A. to Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

IDENTIV, INC.

November 14, 2016	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

November 14, 2016	By:	/S/ Steven Finney
Steven Finney
Interim Chief Financial Officer and Secretary
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

4.1	Warrant issued to Opus Bank, dated September 30, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.