Form 10-K
period 2016-12-31
Identiv, Inc.
filed 2017-03-28
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

COMMISSION FILE NUMBER 0-29440

IDENTIV, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0444317
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)
2201 Walnut Avenue, Suite 100, Fremont, California	94538
(Address of Principal Executive Offices)	(Zip Code)

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

Based on the closing sale price of the Registrant’s Common Stock on the NASDAQ National Market System on June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $19,394,700.

At March 6, 2017, the Registrant had outstanding 11,109,204 shares of Common Stock, excluding 727,066 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2016 are incorporated by reference into Part II, Item 5 and Part III of this Report.

Identiv, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2016

Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”), including the documents incorporated by reference in this Annual Report, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For example, statements, other than statements of historical facts regarding our strategy, future operations and growth, financial position, projected results, estimated revenues or losses, projected costs, prospects, plans, market trends, competition and objectives of management constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. We disclose some of the factors that could cause our actual results to differ materially from our expectations discussed elsewhere in this Annual Report. These cautionary statements qualify all of the forward-looking statements included in this Annual Report that are attributable to us or persons acting on our behalf.

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

Overview

Identiv is a global security technology company that secures and manages access to physical places, things and information. Global organizations in government, education, retail, transportation, healthcare and other markets rely upon our solutions. We empower them to create secure and convenient experiences in schools, government offices, factories, critical infrastructure, transportation, hospitals and virtually every type of facility and for a wide range of products.

Our operating segments focus on the following solutions:

•	Physical access solutions, securing buildings via an integrated access control system, included in our Premises (“PACS”) segment.
•	Information security solutions, securing enterprise information access across PCs, networks, email, login, and printers via delivery of smart card reader products, included in our Identity segment.
•

Radio frequency identification (“RFID”) based solutions for use in a wide range of applications from asset tracking to product authenticity, product ease-of-use (e.g. pairing), transportation access and other applications sometimes included in the Internet of Things. The RFID devices are embedded into access cards, transponders and other credentials that enable frictionless access to and interaction with the physical world.

The foundation of our business is our expertise in RFID, smart card technology, and access control, our close customer relationships that allow us to develop customer-relevant products, and our core value of quality.

To deliver these solutions, we have organized our operations into four reportable business segments, principally by product families: PACS, Identity, Credentials, and All Other.

PACS

The foundation of our physical access platform is the Hirsch line of controllers including the advanced MX line, Hirsch's Velocity management software and a wide range of integrations that provide Velocity/MX’s unique flexibility across a wide range of industries and implementations.  We have further extended our physical access platform with our Identiv Connected Physical Access Manager (“ICPAM”) software, derived from Cisco’s Physical Access Manager (“CPAM”) system and available in partnership with Cisco.  Both of these platforms are available with our MX multi-door controllers as well as our edge controllers, which are targeted as one to two door installations and leverage existing Ethernet infrastructure (“Power-over-Ethernet”).  Additionally, we sell either individual components or complete bundled solutions which can include any or all among software, edge controllers, multi-door panels, access readers, access cards and other components.

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

To our price/performance/quality-leading commercial offerings, we have added what we believe to be the highest performance, lowest per-door cost access control system for the U.S. federal government security mandate known as the Federal Identity, Credential and Access Management (“FICAM”) architecture.  This brings all of the advantages above into the next generation of physical security for the U.S. government departments and agencies to achieve FIPS 201 compliance.

Our TouchSecure (“TS”) door readers provide unique features to support a wide range of security standards. We support the majority of legacy card credentials with a robust next-generation platform that can help companies migrate to more secure credentials and technologies, including smart cards, near field communication ("NFC") and government-issued credentials including CAC, PIV, PIV-I and others. Additionally, our Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered, and providing both secure two-factor authentication and convenient alternative-factor access.

In addition to our core products, we have a range of product initiatives to leverage leading technology advances across mobile, biometric, machine-learning and other areas, to provide convenient, frictionless, low-cost yet highly secure physical access.   We invest independently and in partnership with other leading technology companies in these emerging aspects of access enabling platforms.

Identity

Our Identity products include smart card readers, which includes a broad range of contact, contactless, portable and mobile smart card readers, tokens and terminals that are utilized around the world to enable logical access (i.e., PC, network or data access) and security and identification applications, such as national ID, payment, e-Health and e-Government.

With over 20 years of smart card reader, application and token experience, we are known for our expertise in this complex ecosystem.  We combine our deep technical expertise with an optimized supply chain, to provide the most optimal, cost-effective and high-quality smart card-based products.  Whether Identiv branded products, original equipment manufacturers (“OEM”) branded, or embedded chips or modules, our position is as the trusted business solution provider for all users and issuers of smart cards and embedded-chip applications.

Related to our reader product line, we are a leading provider in the definition and provisioning of access cards and other devices that allow users to conveniently and securely access their facilities and resources, and to empower facilities and security administrators to deploy customized solutions with an optimal mix of cost, security and convenience to their user community, whether students, hospital patients, military and government personnel, consumers or other users.

Credentials

Our Credentials segment include NFC and RFID products, including inlays and inlaybased and other cards, labels, tags and stickers, as well as other radio frequency (“RF”) and integrated circuits (“IC”) components and are generally grouped into access cards and transponders. Our TS Cards product line, we believe, is the first complete solution to allow customers to pay only for the most basic low-frequency proximity access technology while having the ability to evolve to the higher-security high-frequency and highest-security PKI-based access credentials.  This product line exemplifies our values:  we place no burden on our customers, instead providing the most cost-effective solution to their basic needs; and then delivering within this platform the ability for them to move to higher-level needs and capabilities, when they want, when they are ready and when they will realize economic and experience benefits.

Our transponder products span the full range of high frequency (“HF”) and ultra-high frequency (“UHF”) technologies.  Our differentiation is analogous to application-specific integrated circuits (“ASICS”) in the semiconductor market.  We leverage our flexible platform, our deep technical expertise and our infrastructure and supply chain to deliver solutions optimized for our customers’ business goals.  We believe we are more responsive, more flexible, more experienced in business-optimized solutions and have a better track record of sustained delivery of solution-specific, high-quality RFID devices than our competitors.  These products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of physical applications, including electronic entertainment such as virtual reality (“VR”), games, loyalty cards, mobile payment systems, transit and event ticketing, brand authenticity from pharmaceuticals to consumer goods, hospital resource management, cold-chain management and many others.

Leveraging our expertise in RFID, physical access and physical authentication, we are developing new solutions to extend our platforms across a wide variety of physical use cases.  The next major opportunity in our connected world is the Internet of things, which fundamentally is about physical things.  We believe our core strength in physical access and physical instrumentation (RFID) markets, our well-established platforms and our deep knowledge of the relevant technologies, position us well in this growth market.

All Other

The All Other segment includes legacy product lines, such as Chipdrive and Digital Media readers. The products included in the All Other segment do not meet the quantitative thresholds for determining reportable segments and therefore have been combined for reporting purposes.   They are not expected to generate revenues going beyond 2016.

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

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in California, Chennai, India, Munich Germany, and local operations and sales facilities in Germany, the United Kingdom, Hong Kong, Singapore, India and the United States. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

For a discussion of our net revenue by segment and geographic location, see Note 9, Segment Reporting and Geographic Information in the accompanying notes to our consolidated financial statements.

Market Strategy

Our corporate priority is to drive revenue growth by leveraging our core expertise from our existing product portfolio and our enduring customer relationships, as well as our significant experience addressing solutions across multiple markets, including government, transportation, healthcare, education, banking, critical infrastructure and others.  Our common advantages across all of our segments, in addition to a shared set of technologies and supply chain, is our more than 20 years of expertise and sustained reputation as the go-to source for the top-quality, most reliable, most cost-effective solution.  We drive an intense commitment to our customers, to ensure we are delivering business-supporting solutions to them and honoring a straightforward, respectful, trustworthy and business-based relationship at all times, and for a long time.  In every one of our segments we have this long track-record within the industry, and this position as a trusted advisor, supplier and business partner.

In our PACS segment, we believe that our more than 20 years’ experience delivering physical security solutions to U.S. Government customers has provided us with significant expertise and a quality reputation.  Our products enable compliance with federal directives and standards implemented over the past decade, including Homeland Security Presidential Directive (“HSPD”) 12 and Federal Information Processing Standard (“FIPS”) 201, which defines a common standard known as the Personal Identity Verification (“PIV”) credential, used by all U.S. Government employees and contractors. We are a leading supplier of physical access control solutions to both federal and state government customers, including agencies within the Department of Justice, Department of the Treasury, the FBI, and the U.S. Marshalls.  As a pioneering adopter of physical security technologies and protocols employed on a large scale, the U.S. Government continues to demand the best of breed, which we have been delivering to an increasing range of agencies and departments.

In our increasingly connected world, governments, enterprises, commercial businesses, organizations of every size, and individuals, are continually challenged to protect their physical environments and resources, which are vulnerable to increasingly determined attacks.  As the Internet of Things results in more convenience but also more physical vulnerability, we believe we are positioned to deliver both the convenience promised by the Internet of Things and the physical security required by it.

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

Our offerings include Hirsch MX controllers, Velocity management software, ICPAM software edge controller systems.  These combined with door readers and access cards provide scalable systems, allowing customers to start with a small system and expand over time. Hirsch and ICPAM controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity or ICPAM software. The Hirsch Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. Our door readers provide unique features to support a number of security environments and standards. For example, our Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered. Our TS readers support the majority of card credentials with a robust platform that can help companies expand to encompass other credentials and technologies, including smart cards, NFC, mobile government-issued cards.

In our Identity segment, we also have over 20 years’ experience as a leading global supplier of smart card readers, and perhaps the industry’s most trusted. We offer a broad range of contact, contactless and mobile smart card readers, tokens and terminals that are utilized around the world to enable access and security applications, such as national ID cards, payment and eHealth and eGovernment. We have supplied millions of smart card readers to the Department of Defense and other federal agencies. To support the growing demand for solutions that provide secure access via mobile devices, sometimes known as “bring your own device” (“BYOD”), our mobile readers allow users to securely authenticate using iOS™ or Android™ devices, when they present standard credentials issued by the U.S. Government, including the PIV card and its predecessor, the Common Access Card (“CAC”), as well as the PIV-I card issued by commercial contractors under a similar security standard.

In our Credentials segment, again we bring many years of experience and industry-wide respect.  We design and manufacture a broad range of NFC and RFID products, including inlays and inlay-based cards, labels, tags and stickers, as well as other RF and IC components, across HF and UHF technologies, and from basic transactional devices to high-end microprocessor-based devices.  We have expanded our solutions still further, incorporating the most advanced flexible, rechargeable battery technology to bring active-device capabilities to the Cold Chain market and opening the nearly-unlimited potential of active sensor-enabled applications. Our inlays and converted inlay products are used in a diverse range of applications, including electronic entertainment, loyalty schemes, mobile payment, transit and event ticketing, and others, with many more to come.

Leveraging our expertise in RFID and NFC technology, and mobility, we are developing new solutions for a wide range of physical, connected items, also known as the “Internet of Things.”  Market analysts estimate that by 2020 the number of physical things connected to the Internet will grow into the tens of billions. These will include household appliances, vehicles, medicines, home security systems, books, luggage, jewelry, toys and a host of other objects. We believe the growth of the Internet of Things creates significant opportunities to provide physical access and authentication into nearly every industry, worldwide.  We plan to leverage our physical access and RFID-based physical device-management expertise to provide leading solutions as our customers, and our customers’ customers, embrace the Internet of Things.

Customers

We sell to customers worldwide in a diverse range of markets, including government, enterprise, consumer, education, healthcare and transportation. Sales to our ten largest customers accounted for 34% of total net revenue in 2016 and 35% of total net revenue in 2015. A significant amount of revenue is sourced from sales of products and systems to our OEM partners and an indirect sales network who sell to various entities within the U.S. federal government sector. U.S. federal government sales are primarily delivered through our OEM partners and an indirect sales network or are priced using published General Service Administration schedules.

Sales and Marketing

We primarily conduct our own sales and marketing activities in each of the markets in which we compete, utilizing our own sales and marketing organization to solicit prospective channel partners and customers, provide technical advice and support with respect to products, systems and services, and manage relationships with customers, distributors and/or OEMs. We sell our smart card readers and RFID/NFC products directly to end users and utilize indirect sales channels that may include OEMs, dealers, systems integrators, value added resellers, resellers or Internet sales. We sell our physical access control solutions and access card services primarily through systems integrators, dealers and value added partners, although we also sell directly to end users. In support of our sales efforts, we participate in trade shows and conduct sales training courses, targeted marketing programs, and ongoing customer, channel partner and third-party communications programs.

Competition

The market for security solutions is competitive and characterized by rapidly changing technology and evolving standards in the industry as a whole and within specific markets. We believe that competition for security solutions is likely to intensify as a result of an ongoing increase in demand for our solutions that help converge physical and logical access control systems and RFID and NFC products to enable expansion of the connected world.

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

Enterprise-class physical access control solutions are available from multiple suppliers. In this market we primarily compete with Lenel Systems International (a division of United Technologies Corp.), Software House (a division of Tyco International Ltd.), Gallagher Group Ltd, Honeywell International Inc., and AMAG Technology (a division of G4S plc).

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

Research and Development

We have made and continue to make significant investments in research and the development of solutions for customers in the government, enterprise, consumer and commercial markets. We focus the bulk of our research and development activities on the development of products and solutions for new and emerging market opportunities. In addition to developing core technology that can be leveraged across a number of products, our engineering team works with product managers, applications engineers, distribution partners and customers to develop new products, product enhancements, software and systems to meet customer and market requirements. We also strive to develop and maintain close relationships with key suppliers of components and technologies in order to be able to quickly introduce new offerings that incorporate the latest technological advances. New offerings introduced across our businesses resulting in new inventions provide opportunities for new patent applications.

Our recent research and development activities have included enhancements for our physical access controller platforms, which address new market trends such as secure mobile access and extends our available customer base to include smaller enterprises. On an ongoing basis, we invest in the development of new contactless readers, tokens and modules, new physical access readers to enable converged physical and logical access, and in the extension of our contactless platforms. In addition, we continue to enhance and broaden our RFID and NFC inlay designs and technologies in the areas of security, enablement for NFC applications, card manufacturing and other applications.

We attempt to balance our investment in new technologies, products and services with careful management of our development resources so that our increased development activities do not result in unexpected or significant changes in our overall spending on research and development. Research and development expenses were $6.5 million in 2016 and $9.2 million in 2015 and we capitalized expense related to development of our card issuance services of $0.2 million in 2016 and $0.1 million in 2015.

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

We have a portfolio of approximately 30 patent families (designs, patents, utility models, patents pending and exclusive licenses) in individual or regional filings, covering products, electrical and mechanical designs, software systems and methods and manufacturing process ideas for our various businesses. We also submitted and have pending U.S. and foreign patent filings in RFID tags, converged access readers and systems, smart card manufacturing methods, authentication and NFC offerings. Additionally, we leverage our own ASIC designs for smart card interface in some of our reader devices. However, none of our patents are currently material to our business.

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

We have implemented formal quality control programs to satisfy customer requirements for high quality and reliable products. To ensure that products manufactured by third parties are consistent with internal standards, our quality control programs include management of all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce products, selecting the suppliers of these components and negotiating the prices for certain of these components. In addition, we may work with suppliers to improve process control and product design.•

We believe that our success will depend in large part on our ability to provide quality products and services while ensuring the highest level of security for our products during the manufacturing process. In the event any of our contract manufacturers are unable or unwilling to continue to manufacture our products, we may have to rely on other current manufacturing sources or identify and qualify new contract manufacturers. Any significant delay in our ability to obtain adequate supplies of our products from current or alternative sources would harm our business and operating results.

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

Employees

As of December 31, 2016, we had 222 employees, of which 58 were in research and development, 66 were in sales and marketing, 27 were in general and administrative and 71 were in manufacturing and related functions. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Foreign Operations; Properties

We operate globally, with corporate headquarters in Fremont, California. We also maintain leased facilities in Germany, Hong Kong, India, Japan, Singapore and the United States. We consider these properties adequate for our business needs.

Legal Proceedings

On December 16, 2015, we and certain of our present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934. On May 3, 2016, the court-appointed lead plaintiff Thomas Cunningham in the Rok lawsuit filed an amended complaint and a notice of dismissal without prejudice of all current or former officers and directors other than Jason Hart and Brian Nelson. On June 6, 2016, each of us, Jason Hart, and Brian Nelson filed a motion to dismiss for failure to state a claim upon which relief can be granted in the Rok lawsuit; on August 5, 2016, the court granted those motions with leave for the lead plaintiff to file a second amended complaint. On September 12, 2016, the lead plaintiff in the Rok lawsuit filed a second amended complaint. On October 10, 2016, each of us, Jason Hart, and Brian Nelson filed a motion to dismiss that second amended complaint for failure to state a claim upon which relief can be granted in the Rok lawsuit; on January 4, 2017, the court granted those motions with prejudice and entered judgment for us and the other defendants and against the lead plaintiff.  On February 6, 2017, the lead plaintiff initiated an appeal of the court’s decision in the Ninth Circuit Court of Appeals.  Following the lead plaintiff’s routine request to extend filing deadlines, which the Court of Appeals approved, the lead plaintiff’s opening appellate brief is currently scheduled to be filed by June 14, 2017, the answering briefs of the Company and the other defendants are currently scheduled to be filed by July 14, 2017, and the lead plaintiff’s optional reply brief is currently scheduled to be filed by fourteen days from the date of service of the answering briefs. In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-JCS, alleging breach of fiduciary duty and abuse of control claims.  On January 25, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that we made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  On May 2, 2016, the court in the Chopra lawsuit entered an order staying proceedings in the Chopra lawsuit in favor of the Oswald lawsuit, based on a stipulation to that effect filed by the parties in the Chopra lawsuit on April 28, 2016.  Similarly, on June 28, 2016, the court in the Wollnik lawsuit entered a stipulated order staying proceedings in the Wollnik lawsuit in favor of the Oswald lawsuit.  On June 17, 2016, the plaintiff in the Oswald lawsuit filed an amended complaint.  On August 1, 2016, we filed a motion to dismiss for failure by plaintiff to make a pre-lawsuit demand on our board of directors, which motion was heard on October 14, 2016. The judge in the Oswald lawsuit issued an order on November 7, 2016 granting our motion to dismiss, without prejudice.  In addition, the court stayed the case so that plaintiff could exercise whatever rights he has under Section 220 of the Delaware General Corporation Law. On or around November 30, 2016, the plaintiff purported to serve a books and records demand under Section 220 of the Delaware General Corporation Law.  We have responded to that demand. On March 21, 2017, we and the plaintiff in the Oswald lawsuit filed a stipulation and proposed order lifting the stay of the case, granting the plaintiff leave to amend, and setting a briefing schedule.  That stipulation proposed that the judge’s stay of the case entered November 7, 2016 be lifted, that a stay of proceedings as to the individual defendants that the judge previously entered remain in place, that the plaintiff may file a second amended complaint on or before April 10, 2017, that we may file a motion to dismiss that second amended complaint on or before May 12, 2017, that the plaintiff’s opposition to such a motion to dismiss shall be filed on or before June 12, 2017, that our reply in support of such a motion shall be filed on or before June 30, 2017, and that the hearing on such a motion to dismiss shall be held on August 11, 2017 or such other date as the court may order.  On March 22, 2017, the court entered an order approving that stipulation.  We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

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

Because of the following factors, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be an indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

On February 8, 2017, we entered into Loan and Security Agreements with East West Bank ("EWB") and Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL8”). Our obligations under these agreements are secured by substantially all of our assets. Each of the Revolving Loan Facility and the Term Loan contain customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on our ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Revolving Loan Facility also contains various financial covenants. In addition, each of the Revolving Loan Facility and the Term Loan contains customary events of default that entitle the EWB or VLL7 and VLL8, as appropriate, to cause any or all of our indebtedness under the Revolving Loan Facility or the Term Loan, respectively, to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, EWB and VLL7 and VLL8 may terminate their lending commitments and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Loan and Security Agreements to be immediately due and payable. If repayment of the indebtedness is accelerated, we could face a substantial liquidity problem and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our loan covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. Any of the foregoing could have a material adverse effect on our financial condition and results of operations. Our ability to make periodic interest payments and to repay our debt when due depends on our financial and operating performance, which in turn, is subject to prevailing economic and competitive conditions and the other factors. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

Our future success depends on our ability to continue to attract, retain, and motivate our senior management team as well as qualified technical personnel, particularly software engineers. Competition for these employees is intense and many of our competitors may have greater name recognition and significantly greater financial resources to better compete for these employees. In addition, we have recently experienced a number of changes in our senior management team, including the appointment of a new Chief Financial Officer in early 2017. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited. All of our key employees are employed on an “at will” basis, meaning either we or the employee may terminate their employment with us at any time. The loss of key employees could slow our product development processes and sales efforts or harm our reputation. Also, our low common stock price may result in difficulty attracting and retaining personnel as stock options and other forms of equity incentives generally comprise a significant portion of our employee compensation.  Further, the changes in senior management as well as the restructurings and reductions in force that we have recently experienced may have a negative effect on employee morale and the ability to attract and retain qualified personnel.

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

Additionally, we anticipate that an increasingly significant portion of our future revenues will come from government programs outside the U.S., such as electronic national identity, eGovernment and eHealth programs. We currently supply smart card readers, RFID products and credential provisioning and management solutions for various government programs in Europe, Asia and Australia and are actively targeting additional programs in these and other geographic areas. However, the allocation and availability of funding for such programs are often impacted by economic or political factors over which we have no control, and which may cause delays in program implementation, which could negatively impact our sales and results of operations.

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

We also experience indirect competition from certain of our customers who currently offer alternative products or solutions or are expected to introduce competitive offerings in the future. For example, in our PACS business, many of our dealer channel partners act as system integrators, providing installation and service, and therefore carry competitive lines of products and systems. This is a common practice within the industry as the integrators need access to multiple lines in order to support all potential service and user requirements. Depending on the technical competence of their sales forces, the comfort level of their technical staff with our systems and price pressures from customers, these integrators may choose to offer a competitor’s product. There is also business pressure to provide some level of sales to all vendors to maintain access to a range of products and systems.

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

Sales to our ten largest customers accounted for 34% of total net revenue in 2016 and 35% of total net revenue in 2015. No customer accounted for more than 10% of our total net revenue in 2016. One customer accounted for 14% of our total net revenue in 2015. No customers accounted for more than 10% of our accounts receivable balance as of December 31, 2016 and December 31, 2015, respectively. A significant amount of revenue is sourced from sales of products and systems to our OEM partners and an indirect sales network who sell to various entities within the U.S. federal government sector. We cannot guarantee that future reductions in U.S. Government budgets will not impact our sales to these government entities or that the terms of existing contracts will not be subject to renegotiation. Our loss of one or more of our significant customers could have a significant adverse impact on our business, financial condition and results of operations.

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

We market and sell our products and solutions to customers in many countries around the world. To support our global sales, customer base and product development activities, we maintain company offices and/or business operations in several locations around the world, including Germany, Hong Kong, India, Japan, Singapore and the U.S. We also maintain manufacturing facilities in Singapore and California and engage contract manufacturers in multiple countries outside the U.S. Managing our global development, sales, administrative and manufacturing operations places a significant burden on our management resources and our financial processes and exposes us to various risks, including:

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

In addition, we have reserved shares of common stock for potential future issuance including stock issued pursuant to various equity incentive plans, as contingent consideration related to previous acquisitions and various warrants issued in connection with previous capitals raises and other transactions. As of March 31, 2017, 3,047,194 shares of common stock are reserved for future grants and outstanding equity awards under our various equity incentive plans and an additional 907,100 shares of common stock are reserved for future issuance in connection with other commitments, including the potential issuance of shares pursuant to warrant exercises. We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future private placements, or future public offerings of our securities for capital raising or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

As described in Controls and Procedures in Part II, Item 9A of this Annual Report on Form 10-K, in connection with the audit of our financial statements as of and for the year ended December 31, 2015, we identified a material weakness in internal control over financial reporting during 2015. Management determined that the design and operating effectiveness of our controls over the financial statement close process related to the application of our accounting policies and the presentation of disclosures in the financial statements had been inadequate.  Specifically, this material weakness arises from insufficient review and oversight of the recording of complex and non-routine transactions, including revenue transactions, due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP. A similar material weakness was previously identified and disclosed in our Annual Report on Form 10-K for the years ended December 2012 and 2013, and a remediation plan was implemented.  In 2016, remediation actions and organizational changes continued to be enacted to address specific control weaknesses identified, but the material weakness had not been fully remediated as of December 31, 2016. Although we intend to complete the implementation of remediation measures, and as a result remediate the existing material weakness described above, during 2017, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in our financial reporting, and the existing material weakness or other material weaknesses in our internal controls could have a material adverse effect on the accuracy, timeliness and reliability of our financial reporting, which may have an adverse effect on our financial condition and results of operations as well as the price of our common stock.

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

Our corporate headquarters are located in Fremont, California and we maintain operational headquarters in Santa Ana, California. We lease additional facilities around the world to house our engineering, sales and marketing, administrative and manufacturing functions. At December 31, 2016, our major facilities consisted of the following:

Location	Function	Square Feet	Lease Expiration
Fremont, California	Corporate headquarters	10,935	April 2021
Santa Ana, California	Administration; manufacturing; research and development	34,599	January 2018
Chennai, India	Research and development	17,500	October 2017
Singapore Sauerlach, Germany	RFID/NFC product manufacturing European research and development	16,060 5,200	May 2021 April 2018

ITEM 3.	LEGAL PROCEEDINGS

On December 16, 2015, we and certain of our present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934. On May 3, 2016, the court-appointed lead plaintiff Thomas Cunningham in the Rok lawsuit filed an amended complaint and a notice of dismissal without prejudice of all current or former officers and directors other than Jason Hart and Brian Nelson. On June 6, 2016, each of us, Jason Hart, and Brian Nelson filed a motion to dismiss for failure to state a claim upon which relief can be granted in the Rok lawsuit; on August 5, 2016, the court granted those motions with leave for the lead plaintiff to file a second amended complaint. On September 12, 2016, the lead plaintiff in the Rok lawsuit filed a second amended complaint. On October 10, 2016, each of us, Jason Hart, and Brian Nelson filed a motion to dismiss that second amended complaint for failure to state a claim upon which relief can be granted in the Rok lawsuit; on January 4, 2017, the court granted those motions with prejudice and entered judgment for us and the other defendants and against the lead plaintiff.  On February 6, 2017, the lead plaintiff initiated an appeal of the court’s decision in the Ninth Circuit Court of Appeals.  Following the lead plaintiff’s routine request to extend filing deadlines, which the Court of Appeals approved, the lead plaintiff’s opening appellate brief is currently scheduled to be filed by June 14, 2017, the answering briefs of the Company and the other defendants are currently scheduled to be filed by July 14, 2017, and the lead plaintiff’s optional reply brief is currently scheduled to be filed by fourteen days from the date of service of the answering briefs. In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-JCS, alleging breach of fiduciary duty and abuse of control claims.  On January 25, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that we made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  On May 2, 2016, the court in the Chopra lawsuit entered an order staying proceedings in the Chopra lawsuit in favor of the Oswald lawsuit, based on a stipulation to that effect filed by the parties in the Chopra lawsuit on April 28, 2016.  Similarly, on June 28, 2016, the court in the Wollnik lawsuit entered a stipulated order staying proceedings in the Wollnik lawsuit in favor of the Oswald lawsuit.  On June 17, 2016, the plaintiff in the Oswald lawsuit filed an amended complaint.  On August 1, 2016, we filed a motion to dismiss for failure by plaintiff to make a pre-lawsuit demand on our board of directors, which motion was heard on October 14, 2016. The judge in the Oswald lawsuit issued an order on November 7, 2016 granting our motion to dismiss, without prejudice.  In addition, the court stayed the case so that plaintiff could exercise whatever rights he has under Section 220 of the Delaware General Corporation Law.  On or around November 30, 2016, the plaintiff purported to serve a books and records demand under Section 220 of the Delaware General Corporation Law.  We have responded to that demand. On March 21, 2017, we and the plaintiff in the Oswald lawsuit filed a stipulation and proposed order lifting the stay of the case, granting the plaintiff leave to amend, and setting a briefing schedule.  That stipulation proposed that the judge’s stay of the case entered November 7, 2016 be lifted, that a stay of proceedings as to the individual defendants that the judge previously entered remain in place, that the plaintiff may file a second amended complaint on or before April 10, 2017, that we may file a motion to dismiss that second amended complaint on or before May 12, 2017, that the plaintiff’s opposition to such a motion to dismiss shall be filed on or before June 12, 2017, that our reply in support of such a motion shall be filed on or before June 30, 2017, and that the hearing on such a motion to dismiss shall be held on August 11, 2017 or such other date as the court may order.  On March 22, 2017, the court entered an order approving that stipulation.  We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

From time to time, we could become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

Executive Officers of the Registrant

Information concerning our executive officers as of March 1, 2017 is as follows:

Steven Humphreys, 55, has served as our Chief Executive Officer since September 9, 2015 and as a director of the Company since July 1996. Mr. Humphreys previously served as Chairman of the Board from September 2013 until September 9, 2015. Mr. Humphreys also previously served on the Strategic Committee of the Board of Directors. Previously, he also served as Lead Director from May 2010 until April 2013 and as Chairman of the Board of Directors from April 2000 to March 2007 and from July 1996 to December 1996. Mr. Humphreys also served as an executive officer of the Company, as President from July 1996 to December 1996 and as President and Chief Executive Officer from December 1996 to April 2000. From November 2011 to December 2014, Mr. Humphreys served as chief executive officer of Flywheel Software, Inc., a privately-held location-based mobile solutions company. From October 2008 until its acquisition by SMSC in February 2010, Mr. Humphreys served as Chief Executive Officer and President of Kleer Corporation, a maker of wireless audio technology. From October 2001 to October 2003, he served as Chairman of the Board and Chief Executive Officer of ActivCard Corporation (now ActivIdentity), a publicly-listed company until December 2010 and a provider of digital identity solutions, for which he also served as a director from March 2008 until December 2010. Previously, Mr. Humphreys was President of Caere Corporation, an optical character recognition software and systems company. Prior to Caere, he spent ten years with General Electric Company in a variety of positions. Currently, Mr. Humphreys also serves as a director of Giraff Technologies AB, a communications robotics device company. Additionally he serves on the board of Summit Public Schools, a charter school system with schools across California and Washington state. Mr. Humphreys holds a B.S. degree from Yale University and M.S. and M.B.A. degrees from Stanford University.

Sandra Wallach, 52, has served as our Chief Financial Officer since February 16, 2017. Ms. Wallach previously served as VP Finance for MiaSole, a thin film solar technology company, from May 2011 to January 2013. For a six month period from January 2013 to June 2013, she served as Chief Financial Officer of UBM Tech, a wholly-owned subsidiary of UBM LLC. In June 2013, she returned to MiaSole and served as their VP Finance until February 2017. Prior to that, she served as VP Finance at Juniper Networks (from 2008-2011) as well as holding different Financial management positions with Intuit (2003-2007). Before joining Intuit, Ms. Wallach served as Chief Financial Officer of General Electric’s (GE) Industrial Systems, Drives & Controls division.  Previously she held a range of financial and management positions at General Electric since joining GE in 1986. Ms. Wallach holds a B.A. in Economics and Public Policy from the University of California at Berkeley.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock; Number of Holders; Dividends

Our common stock is traded on The NASDAQ Capital Market under the symbol “INVE.” According to data available at March 6, 2017, we had 111 registered holders of our common stock. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us. The following table sets forth the high and low closing prices of our common stock for the periods indicated:

	High	Low
Fiscal 2016:
First Quarter	$2.36	$1.56
Second Quarter	$2.95	$1.75
Third Quarter	$2.60	$1.78
Fourth Quarter	$4.23	$1.97
Fiscal 2015:
First Quarter	$14.84	$8.51
Second Quarter	$12.40	$5.82
Third Quarter	$5.83	$2.64
Fourth Quarter	$3.95	$1.64

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

Not applicable.

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

Overview

Identiv is a global security technology company that secures and manages access to physical places, things and information. Global organizations in government, education, retail, transportation, healthcare and other markets rely upon our solutions. We empower them to create secure and convenient experiences in schools, government offices, factories, critical infrastructure, transportation, hospitals and virtually every type of facility and for a wide range of products.

Our operating segments focus on the following solutions:

•	Physical access solutions, securing buildings via an integrated access control system, included in our Premises (“PACS”) segment.

•	Information security solutions, securing enterprise information access across PCs, networks, email, login, and printers via delivery of smart card reader products, included in our Identity segment.

•

Radio frequency identification (“RFID”) based solutions for use in a wide range of applications from asset tracking to product authenticity, product ease-of-use (e.g. pairing), transportation access and other applications sometimes included in the Internet of Things. The RFID devices are embedded into access cards, transponders and other credentials that enable frictionless access to and interaction with the physical world.

The foundation of our business is our expertise in RFID, smart card technology, and access control, our close customer relationships that allow us to develop customer-relevant products, and our core value of quality.

To deliver our solutions, we have organized our operations into four reportable business segments, principally by product families: PACS, Identity, Credentials, and All Other.

PACS

The foundation of our physical access platform is the Hirsch line of controllers including the advanced MX line, Hirsch's Velocity management software and a wide range of integrations that provide Velocity/MX’s unique flexibility across a wide range of industries and implementations.  We have further extended our physical access platform with our Identiv Connected Physical Access Manager (“ICPAM”) software, derived from Cisco’s Physical Access Manager (“ICPAM”) system and available in partnership with Cisco.  Both of these platforms are available with our MX multi-door controllers as well as our edge controllers, which are targeted as one to two door installations and leverage existing Ethernet infrastructure (“Power-over-Ethernet”).  Additionally, we sell either individual components or complete bundled solutions which can include any or all among software, edge controllers, multi-door panels, access readers, access cards and other components.

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

To our price/performance/quality-leading commercial offerings, we have added what we believe to be the highest performance, lowest per-door cost access control system for the U.S. federal government security mandate known as the Federal Identity, Credential and Access Management (“FICAM”) architecture.  This brings all of the advantages above into the next generation of physical security for the U.S. government departments and agencies to achieve FIPS 201 compliance.

Our TouchSecure (“TS”) door readers provide unique features to support a wide range of security standards. We support the majority of legacy card credentials with a robust next-generation platform that can help companies migrate to more secure credentials and technologies, including smart cards, near field communication ("NFC") and government-issued credentials including CAC, PIV, PIV-I and others. Additionally, our Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered, and providing both secure two-factor authentication and convenient alternative-factor access.

In addition to our core products, we have a range of product initiatives to leverage leading technology advances across mobile, biometric, machine-learning and other areas, to provide convenient, frictionless, low-cost yet highly secure physical access.   We invest independently and in partnership with other leading technology companies in these emerging aspects of access enabling platforms.

Identity

Our Identity products include smart card readers, which includes a broad range of contact, contactless, portable and mobile smart card readers, tokens and terminals that are utilized around the world to enable logical access (i.e., PC, network or data access) and security and identification applications, such as national ID, payment, e-Health and e-Government.

With over 20 years of smart card reader, application and token experience, we are known for our expertise in this complex ecosystem.  We combine our deep technical expertise with an optimized supply chain, to provide the most optimal, cost-effective and high-quality smart card-based products.  Whether Identiv branded products, original equipment manufacturers (“OEM”) branded, or embedded chips or modules, our position is as the trusted business solution provider for all users and issuers of smart cards and embedded-chip applications.

Credentials

Our Credentials segment include NFC and RFID products, including inlays and inlaybased and other cards, labels, tags and stickers, as well as other radio frequency (“RF”) and integrated circuits (“IC”) components and our generally grouped into access cards and transponders. Our TS Cards product line, we believe, is the first complete solution to allow customers to pay only for the most basic low-frequency proximity access technology while having the ability to evolve to the higher-security high-frequency and highest-security PKI-based access credentials.  This product line exemplifies our values:  we place no burden on our customers, instead providing the most cost-effective solution to their basic needs; and then delivering within this platform the ability for them to move to higher-level needs and capabilities, when they want, when they are ready and when they will realize economic and experience benefits.

Our transponder products span the full range of high frequency (“HF”) and ultra-high frequency (“UHF”) technologies.  Our differentiation is analogous to application-specific integrated circuits (“ASICS”) in the semiconductor market.  We leverage our flexible platform, our deep technical expertise and our infrastructure and supply chain to deliver solutions optimized for our customers’ business goals.  We believe we are more responsive, more flexible, more experienced in business-optimized solutions and have a better track record of sustained delivery of solution-specific, high-quality RFID devices than our competitors.  These products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of physical applications, including electronic entertainment such as virtual reality (“VR”), games, loyalty cards, mobile payment systems, transit and event ticketing, brand authenticity from pharmaceuticals to consumer goods, hospital resource management, cold-chain management and many others.

Leveraging our expertise in RFID, physical access and physical authentication, we are developing new solutions to extend our platforms across a wide variety of physical use cases.  The next major opportunity in our connected world is the Internet of things, which fundamentally is about physical things.  We believe our core strength in physical access and physical instrumentation (RFID) markets, our well-established platforms and our deep knowledge of the relevant technologies, position us well in this growth market.

All Other

The All Other segment includes legacy product lines, such as Chipdrive and Digital Media readers. The products included in the All Other segment do not meet the quantitative thresholds for determining reportable segments and therefore have been combined for reporting purposes.   They are not expected to generate revenues going beyond 2016.

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

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in California, Chennai, India, Munich, Germany, and local operations and sales facilities in Germany, the United Kingdom, Hong Kong, Singapore, India and the United States. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

For a discussion of our net revenue by segment and geographic location, see Note 9, Segment Reporting and Geographic Information in the accompanying notes to our consolidated financial statements.

Trends in our Business

Geographic net revenue, based on each customer’s ship-to location, for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
	2016	2015
	(In thousands)
Americas	$38,135	$40,848
Europe and the Middle East	8,589	9,472
Asia-Pacific	9,444	10,474
Total	$56,168	$60,794

Americas	68%	67%
Europe and the Middle East	15%	16%
Asia-Pacific	17%	17%
Total	100%	100%

Net Revenue Trends

Net revenue in 2016 was $56.2 million, down 8% compared with $60.8 million in 2015. Approximately 44% of our net revenue came from our PACS segment. Net revenue in our PACS segment in 2016 was $24.7 million compared with $20.0 million in 2015. Net revenue in our Credentials segment represented approximately 32% of our net revenue. Net revenue in our Credentials segment in 2016 was $18.0 million compared with $27.3 million in 2015. Net revenue in the Identity segment, which represents approximately 23% of total net revenue, was $12.9 million in 2016 compared with $12.0 million in 2015.

Net revenue in the Americas

Net revenue in the Americas was $38.1 million in 2016, accounting for 68% of total net revenue and down 7% compared with $40.8 million in 2015. Net revenue from our PACS solution for security programs within various U.S. government agencies, as well as RFID and NFC products, inlays and tags comprise a significant proportion of our net revenue in the Americas region.

Net revenue in our PACS segment in the Americas increased by approximately 25% in 2016 compared with the previous year, while net revenue in our Credentials segment decreased 44% in 2016 compared to 2015. PACS net revenue increases were primarily due to an increase in orders for physical access control solutions from federal government customers, and higher sales through our channel partners. Credentials segment net revenue decreases were primarily due to transponder sales to certain large customers for electronic gaming applications in 2015 that did not recur in 2016. Net revenue from our Identity segment increased in 2016 compared with 2015 due primarily to higher reader sales.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 and reiterated in memoranda from the Office of Management and Budget (OMB M-11-11). We believe that our physical access control solutions are an attractive offering in the market to help agencies move towards compliance with federal directives and mandates. To expand our sales opportunities in the United States in general and with orders sourced from U.S. Government agencies in particular, we have strengthened our U.S. sales organization and our sales presence in Washington D.C.

Net revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $18.0 million in 2016, accounting for 32% of total net revenue, a decrease of approximately 10% compared with 2015 primarily as a result of lower sales in the Asia-Pacific and Europe and the Middle East regions. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our larger customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our PACS products increased in 2016 compared with 2015 due to higher sales of physical access control solutions primarily in the Asia-Pacific region. Net revenue from our Identity products decreased by approximately 6% in 2016 compared with 2015 primarily due to lower sales of smart card readers in these regions. Identity readers comprised approximately 40% of the net revenue throughout these regions in 2016. Net revenue from our Credentials products, which comprised approximately 41% of sales in this region, declined by approximately 11% in 2016 compared with 2015 primarily as a result of lower transponder and access card product sales in the Asia-Pacific.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative spending) decreased 35% in 2016 compared with 2015. Research and development spending decreased by 29% in 2016 compared with 2015 as the benefit of restructuring initiatives realized during 2016. Selling and marketing spending in 2016 was down by 31% compared with 2015, due to cost saving initiatives taken in the sales and marketing organization reducing both headcount and marketing program spending. General and administrative spending in 2016 decreased 42% compared with 2015 primarily due to lower legal and professional fees and the benefit of restructuring initiatives realized during 2016.

Results of Operations

The following table includes segment net revenue and segment net profit information by business segment and reconciles gross profit to results of continuing operations before income taxes and noncontrolling interest.

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated:

	Year Ended December 31,
	2016	2015
	(In thousands)
Premises:
Net revenue	$24,696	$19,963
Gross profit	14,034	11,522
Gross profit margin	57%	58%
Identity:
Net revenue	12,902	11,950
Gross profit	5,015	5,040
Gross profit margin	39%	42%
Credentials:
Net revenue	17,992	27,336
Gross profit	4,427	5,613
Gross profit margin	25%	21%
All Other:
Net revenue	578	1,545
Gross profit	253	974
Gross profit margin	44%	63%
Total:
Net revenue	56,168	60,794
Gross profit	23,729	23,149
Gross profit margin	42%	38%
Operating expenses:
Research and development	6,520	9,151
Selling and marketing	14,032	20,236
General and administrative	11,309	19,604
Impairment of goodwill	—	8,771
Restructuring and severance	3,088	1,266
Total operating expenses	34,949	59,028
Loss from operations	(11,220)	(35,879)
Non-operating income (expense):
Interest expense, net	(2,378)	(1,908)
Foreign currency gains (losses), net	27	(1,211)
Loss from continuing operations before income taxes and noncontrolling interest	$(13,571)	$(38,998)

	Year Ended December 31,
	2016	2015
Net revenue	100.0%	100.0%
Cost of revenue	57.8	61.9
Gross profit	42.2	38.1
Operating expenses:
Research and development	11.6	15.1
Selling and marketing	25.0	33.3
General and administrative	20.1	32.2
Impairment of goodwill	—	14.4
Restructuring and severance	5.5	2.1
Total operating expenses	62.2	97.1
Loss from operations	(20.0)	(59.0)
Non-operating income (expense)
Interest expense, net	(4.2)	(3.1)
Foreign currency losses, net	—	(2.0)
Loss before income taxes and noncontrolling interest	(24.2)	(64.1)
Income tax provision	(0.2)	(0.4)
Loss before noncontrolling interest	(24.4)	(64.5)
Less: Net loss attributable to noncontrolling interest	—	0.1
Net loss attributable to Identiv, Inc. stockholders’ equity	(24.4)%	(64.4)%

Fiscal 2016 Compared with Fiscal 2015

Net Revenue

Net revenue in 2016 was $56.2 million, down 8% compared with $60.8 million in 2015. Net revenue was lower in 2016 primarily driven by lower sales in our Credentials and All Other segments, partially offset by higher sales in our PACS and Identity segments. A more detailed discussion of revenues by segment follows below.

Net revenue in our PACS segment was $24.7 million in 2016, an increase of 24% from $20.0 million in 2015. The increase was due primarily to higher sales of physical access control solutions, including an increase in professional services engagements, attributable to greater demand from federal government customers and higher sales through our channel partners compared to the comparable period of the prior year.

Net revenue in our Identity segment of $12.9 million in 2016 increased 8% from $12.0 million in 2015. This increase in Identity segment net revenue was primarily due to higher sales of smart card readers, modules, and reader chipsets in the U.S. and to federal government customers, partially offset by lower smart card reader sales in the Europe and the Middle East and the Asia-Pacific regions.

Net revenue in our Credentials segment was $18.0 million in 2016, a decrease of 34% from $27.3 million in 2015. The decrease was primarily due to transponder sales to certain large customers for electronic gaming applications in 2015 that were not repeated in 2016, partially offset by an increase in access card sales in the U.S.

Net revenue in our All Other segment was approximately $0.5 million in 2016, compared with $1.5 million in 2015. These changes are primarily due to the phasing out of our digital media product lines and the discontinuation of our Chipdrive product line.

Gross Profit

Gross profit for 2016 was $23.7 million, or 42% of net revenue, compared to $23.1 million or 38% of net revenue in 2015. Gross profit represents revenues less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable. The increase in gross profit margins in 2016 related primarily to a change in product mix, with a higher proportion of net revenue generated in 2016 from our higher margin PACS segment compared to net revenue in our Credentials segment.

In our PACS segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers was $14.0 million in 2016 and $11.5 million in 2015. Gross profit was higher as a direct result of higher sales in the PACS segment in

2016. Gross profit margins in the PACS segment of 57% in 2016 were comparable with gross profit margins in 2015 of 58%, primarily attributable to the impact of the comparable product mix within the segment.

In our Identity segment, gross profit on sales of information readers and modules as well as credential provisioning and management services was $5.0 million in 2016 compared to $5.0 million in 2015. Gross profit in 2016 was comparable with 2015 as a direct result of higher sales in the Identity segment offset by the impact of unfavorable product mix. Gross profit margins in the Identity segment were lower in 2016 at 39% compared with 42% in 2015 due to product mix and lower margins on smart card readers following the go-to market change to a distribution sales model in certain international markets.

In our Credentials segment, gross profit on sales of physical access credentials and RFID and NFC inlays and tags used in electronic entertainment applications was $4.4 million in 2016 compared with $5.6 million in 2015. Gross profit margins in the Credentials segment were higher in 2016 at 25% compared with 21% in 2015 primarily due to product mix.

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

Operating Expenses

Information about our operating expenses for the fiscal years ended December 31, 2016 and 2015 is set forth below.

Research and Development

	Fiscal 2016	Fiscal 2015	$ Change	% Change
	($ in thousands)
Research and development expenses	$6,520	$9,151	$(2,631)	(28.8)%
Percentage of revenue	12%	15%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in 2016 decreased primarily due to the benefit of restructuring initiatives realized during 2016.

Selling and Marketing

	Fiscal 2016	Fiscal 2015	$ Change	% Change
	($ in thousands)
Selling and marketing expenses	$14,032	$20,236	$(6,204)	(30.7)%
Percentage of revenue	25%	33%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses decreased primarily due to a reduction in headcount and marketing program spending attributable to our restructuring initiatives realized during 2016.

General and Administrative

	Fiscal 2016	Fiscal 2015	$ Change	% Change
	($ in thousands)
General and administrative expenses	$11,309	$19,604	$(8,295)	(42.3)%
Percentage of revenue	20%	32%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses decreased primarily due to lower legal and professional fees and the benefit of restructuring initiatives realized during 2016.

Impairment Charges

	Fiscal 2016	Fiscal 2015	$ Change	% Change
	($ in thousands)
Impairment of goodwill	$—	$8,771	$(8,771)	(100.0)%

As detailed in Note 5, Goodwill and Intangible Assets in the accompanying notes to our consolidated financial statements, under our accounting policy, we are required to perform an annual impairment review of our goodwill and an interim analysis of our long-lived assets, when there are changes in our business that may indicate impairment of those assets.

During the second quarter of 2015, we noted certain indicators of impairment, including a sustained decline in the price of our common stock and continued reduced performance in our Identity reporting unit. Based on the results of the first step of the goodwill impairment analysis, we determined that the net adjusted carrying value exceeded the estimated fair value of the Identity reporting unit. As a result, we concluded that the carrying value of goodwill for our Identity reporting unit was fully impaired and recorded an impairment charge of approximately $1.0 million in our consolidated statements of operations during the second quarter of 2015.

During the quarter ended December 31, 2015, our stock price declined significantly which resulted in a significant reduction in our fair value and market capitalization. The stock price declined from $3.64 as of October 1, 2015 to $1.99 as of December 31, 2015, and subsequently dropped further, reaching a low of $1.56 in February 2016. Additionally, our net losses continued in the quarter ended December 31, 2015. As a result, based on qualitative factors, we concluded that the carrying value of goodwill for the PACS reporting unit was fully impaired and recorded an impairment charge of $7.8 million in our consolidated statement of operations in the fourth quarter of 2015.

Restructuring and Severance Charges

	Fiscal 2016	Fiscal 2015	$ Change	% Change
	($ in thousands)
Restructuring and severance	$3,088	$1,266	$1,822	143.9%

In the first quarter of 2016, we implemented a worldwide restructuring plan designed to refocus our resources on our core business segments, including physical access and transponders, and to consolidate our operations in several worldwide locations. The restructuring plan included reducing our non-manufacturing employee base, reallocating overhead roles into direct business activities and eliminating certain management and executive roles. As a result, we incurred $3.1 million in restructuring costs and severance costs in 2016. During 2015, we recorded $1.3 million in restructuring and severance costs as part of management’s continuing efforts to simplify business operations in 2015.

See Note 10, Restructuring and Severance in the accompanying notes to our consolidated financial statements for more information.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the fiscal years ended December 31, 2016 and 2015 is set forth below.

Interest Expense, Net

	Fiscal 2016	Fiscal 2015	$ Change	% Change
	($ in thousands)
Interest expense, net	$(2,378)	$(1,908)	$(470)	24.6%

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability to a long-term payment obligation arising from our acquisition of Hirsch Electronics Corporation. The higher net interest expense in 2016 compared with 2015 is primarily due to the write-down of unamortized debt issuance costs of approximately $0.2 million relating to the revolving loan facility modification in the first quarter of 2016 and amortization of costs associated with warrants issued to Opus in 2016 of $0.6 million.

See Note 6, Long-Term Payment Obligation and Note 7, Financial Liabilities in the accompanying notes to our consolidated financial statements for more information on our interest expense and financial obligations.

Foreign Currency Gains (Losses), Net

	Fiscal 2016	Fiscal 2015	$ Change	% Change
	($ in thousands)
Foreign currency gains (losses), net	$27	$(1,211)	$1,238	(102.2)%

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

Income Taxes

	Fiscal 2016	Fiscal 2015	$ Change	% Change
	($ in thousands)
Income tax provision	$(132)	$(222)	$90	(40.5)%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income (loss) we earn in jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rate of 34% and our effective tax rate in fiscal years 2016 and 2015.

2016 – A reduction of $4.0 million, or 29.33% to the statutory rate resulted from changes in valuation allowance during the year. A reduction of $0.4 million, or 3.09% resulted from rate differences between U.S. and non-U.S. jurisdictions. No U.S. taxes were provided with respect to undistributed earnings of foreign subsidiaries as these earnings are intended to be indefinitely reinvested outside the United States. Significant jurisdictions causing this difference are Germany and Singapore. The net effect of all changes was an income tax expense of $0.1 million recorded in 2016.

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

Liquidity and Capital Resources

As of December 31, 2016, our working capital, defined as current assets less current liabilities, was $9.1 million, a decrease of $15.5 million compared to $24.6 million as of December 31, 2015. The decrease in working capital reflects a net loss of $13.7 million and changes in operating assets and liabilities negatively impacting our liquidity of less than $0.1 million for the year ended December 31, 2016, partially offset by non-cash adjustments of $7.6 million. As of December 31, 2016, our cash balance was $9.1 million.

The following summarizes our cash flows for the twelve months ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Net cash used in operating activities	$(6,217)	$(23,003)
Net cash used in investing activities	(549)	(341)
Net cash (used in) provided by financing activities	(221)	2,131
Effect of exchange rates on cash	(564)	1,333
Net decrease in cash	(7,551)	(19,880)
Cash, beginning of year	16,667	36,547
Cash, end of year	$9,116	$16,667

Significant commitments that will require the use of cash in future periods include obligations under operating leases, our contractual payment obligation assumed upon our acquisition of Hirsch, debt obligations, purchase commitments and other obligations. Gross committed operating lease obligations are $2.8 million, our contractual payment obligation assumed upon our acquisition of Hirsch is $4.8 million, the bank term loan, revolving loan facility and interest related obligation is $18.9 million, and purchase commitments and other obligations are $8.7 million at December 31, 2016. Total commitments due within one year are $30.0 million and due thereafter are $5.9 million at December 31, 2016. These commitment levels are based on existing terms of our operating leases, obligations with suppliers, our contractual payment obligation and the existing credit agreement with Opus as of December 31, 2016.

Cash used in operating activities for 2016 primarily was due to the net loss of $13.7 million and decreases in cash from net changes in operating assets and liabilities of less than $0.1 million which was partially offset by adjustments for certain non-cash items of $7.6 million which primarily consisted of depreciation, amortization, amortization of debt issue costs and stock-based compensation. For 2015, cash used in operating activities primarily was due to the net loss of $39.2 million and a decrease in cash from net changes in operating assets and liabilities of $1.3 million, which were partially offset be adjustments for certain non-cash items of $17.5 million.

Cash used in investing activities for 2016 reflects $0.5 million in capital expenditures. For 2015, cash used in investing activities reflects $0.3 million in capital expenditures.

Cash used in financing activities for 2016 related to repurchases of our common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees of $0.2 million. Cash provided by financing activities for 2015 reflects an additional $4.0 million in proceeds from debt borrowings less cash used to repurchase common stock of $1.9 million.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of December 31, 2016, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of December 31, 2016, the amount of cash included at such subsidiaries was $1.3 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On February 8, 2017, we entered into Loan and Security Agreements with East West Bank and Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL8”). The Loan and Security Agreement with East West Bank provides for a $10.0 million revolving loan facility, and the Loan Security Agreement with VLL7 and VLL8 provides for a term loan in aggregate principal amount of $10.0 million. In connection with the closing of both Loan and Security Agreements, we repaid all outstanding amounts under our Credit Agreement with Opus Bank. See Note 7 Financial Liabilities, in the accompanying notes to our consolidated financial statements for more information.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of December 31, 2016, we have a total accumulated deficit of $391.5 million. During the year ended December 31, 2016, we sustained a consolidated net loss of $13.7 million. Although we have, and expect to continue, to realize benefits of the restructuring initiatives realized in 2016, we may continue to incur losses in the future.

We believe our existing cash balance, together with cash generated from operations and available credit under our loan agreements, will be sufficient to satisfy our working capital needs to fund operations for the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. If we are not able to generate revenue to finance our cash requirements, we will need to finance future cash needs primarily through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital, if required, will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our loan agreements impose restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations, excluding the bank term loan and revolving loan facility, as of December 31, 2016 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$2,648	$1,291	$1,095	$262	$—
Contractual payment obligation	5,517	1,192	3,956	369	—
Purchase commitments and other obligations	8,662	8,583	79	—	—
Total obligations	$16,827	$11,066	$5,130	$631	$—

Our contractual payment obligation was assumed upon our acquisition of Hirsch. See Note 6, Contractual Payment Obligation, in the accompanying notes to our consolidated financial statements.

Bank term loan and revolving loan facility contractual obligations include payments to be made for principal and interest in accordance with the terms at December 31, 2016 of the Credit Agreement we entered into with Opus as amended on November 10, 2014, December 4, 2015 and March 31, 2016. See Note 7, Financial Liabilities, in the accompanying notes to our consolidated financial statements.

We lease facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these orders or contractual commitments. See Note 12, Commitments and Contingencies, in the accompanying notes to our consolidated financial statements.

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

As of December 31, 2016, we have federal and state income tax net operating loss (“NOL”) carryforwards of $103.3 million and $35.6 million, respectively, which will expire at various dates. Such NOL carryforwards expire as follows (in thousands):

Years	Amounts
2016 - 2021	$115
2022 - 2027	48,615
2028 - 2033	27,915
2034 - 2038	62,264
Total	$138,909

We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these state NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2016, will be accounted for as a reduction of income tax expense.

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

We believe that none of the unrecognized tax benefits, excluding the associated interest and penalties, which are insignificant, may be recognized by the end of 2016.

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

Recent Accounting Pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, in the accompanying notes to our audited consolidated financial statements in Item 8 of Part II of this Annual Report for a full description of recent accounting pronouncements, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Identiv, Inc.

We have audited the accompanying consolidated balance sheets of Identiv, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Identiv, Inc. and its subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BPM LLP

San Jose, California

March 27, 2017

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash	$9,116	$16,667
Accounts receivable, net of allowances of $307 and $346 as of December 31, 2016 and 2015, respectively	9,430	7,915
Inventories	11,596	14,726
Prepaid expenses and other current assets	1,510	1,518
Total current assets	31,652	40,826
Property and equipment, net	2,416	4,218
Intangible assets, net	5,820	7,275
Other assets	712	1,129
Total assets	$40,600	$53,448
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$6,024	$6,280
Current portion - payment obligation	786	681
Current portion - financial liabilities, net of discount and debt issuance costs of $180 and $0, respectively	8,119	—
Deferred revenue	1,085	1,515
Accrued compensation and related benefits	1,520	1,905
Other accrued expenses and liabilities	5,032	5,835
Total current liabilities	22,566	16,216
Long-term payment obligation	3,987	4,878
Long-term financial liabilities, net of discount of and debt issuance costs of $221 and $644, respectively (see Note 7)	9,779	17,656
Other long-term liabilities	335	508
Total liabilities	36,667	39,258
Commitments and contingencies (see Note 12)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 50,000 shares authorized; 11,836 and 11,365 shares issued and 11,109 and 10,747 shares outstanding as of December 31, 2016 and 2015, respectively	11	11
Additional paid-in capital	400,266	396,407
Treasury stock, 727 and 618 shares as of December 31, 2016 and 2015, respectively	(6,708)	(6,487)
Accumulated deficit	(391,509)	(377,814)
Accumulated other comprehensive income	2,053	2,229
Total Identiv, Inc. stockholders' equity	4,113	14,346
Noncontrolling interest	(180)	(156)
Total stockholders´ equity	3,933	14,190
Total liabilities and stockholders´equity	$40,600	$53,448

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2016	2015
Net revenue	$56,168	$60,794
Cost of revenue	32,439	37,645
Gross profit	23,729	23,149
Operating expenses:
Research and development	6,520	9,151
Selling and marketing	14,032	20,236
General and administrative	11,309	19,604
Impairment of goodwill	—	8,771
Restructuring and severance	3,088	1,266
Total operating expenses	34,949	59,028
Loss from operations	(11,220)	(35,879)
Non-operating income (expense):
Interest expense, net	(2,378)	(1,908)
Foreign currency gains (losses), net	27	(1,211)
Loss before income taxes and noncontrolling interest	(13,571)	(38,998)
Income tax provision	(132)	(222)
Loss before noncontrolling interest	(13,703)	(39,220)
Less: Loss attributable to noncontrolling interest	8	76
Net loss attributable to Identiv, Inc.	$(13,695)	$(39,144)
Basic and diluted net loss per share attributable to Identiv, Inc.	$(1.25)	$(3.62)
Weighted average shares used to compute basic and diluted loss per share	10,916	10,812

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2016	2015
Net loss	$(13,703)	$(39,220)
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(192)	971
Foreign currency translation reclassified into net loss upon acquisition of noncontrolling interest	—	(444)
Total other comprehensive (loss) income, net of income taxes	(192)	527
Comprehensive loss	(13,895)	(38,693)
Less: Comprehensive loss attributable to noncontrolling interest	24	79
Comprehensive loss attributable to Identiv, Inc. common stockholders	$(13,871)	$(38,614)

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands; except par value)

	Identiv, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, January 1, 2015	10,640	$11	$389,401	$(4,572)	$(338,670)	$1,699	$(1,737)	46,132
Net loss	—	—	—	—	(39,144)	—	(76)	(39,220)
Other comprehensive loss	—	—	—	—	—	974	(3)	971
Issuance of common stock in connection with settlement of earnout	326	—	3,510	—	—	—	—	3,510
Issuance of common stock to acquire share of noncontrolling interest	95	—	(1,216)	—	—	(444)	1,660	—
Issuance of common stock in connection with exercise of options and warrants	60	—	46	—	—	—	—	46
Stock-based compensation	—	—	4,515	—	—	—	—	4,515
Issuance of warrants	—	—	151	—	—	—	—	151
Repurchase of common stock	(374)	—	—	(1,915)	—	—	—	(1,915)
Balances, December 31, 2015	10,747	11	396,407	(6,487)	(377,814)	2,229	(156)	14,190
Net loss	—	—	—	—	(13,695)	—	(8)	(13,703)
Other comprehensive loss	—	—	—	—	—	(176)	(16)	(192)
Issuance of warrants	—	—	569	—	—	—	—	569
Issuance of common stock in connection with vesting of stock awards	471	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,290	—	—	—	—	3,290
Repurchase of common stock	(109)	—	—	(221)	—	—	—	(221)
Balances, December 31, 2016	11,109	$11	$400,266	$(6,708)	$(391,509)	$2,053	$(180)	$3,933

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(13,703)	$(39,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,170	3,148
Impairment of goodwill and long-lived assets	—	8,771
Accretion of interest on long-term payment obligation	399	536
Amortization of debt issuance costs	811	408
Stock-based compensation expense	2,842	4,667
Loss on disposal of fixed assets	331	17
Changes in operating assets and liabilities:
Accounts receivable	(1,437)	5,450
Inventories	3,285	(5,858)
Prepaid expenses and other assets	441	196
Accounts payable	(191)	(1,890)
Payment obligation liability	(1,185)	(1,157)
Deferred revenue	(430)	1,009
Accrued expenses and other liabilities	(550)	920
Net cash used in operating activities	(6,217)	(23,003)
Cash flows from investing activities:
Capital expenditures	(549)	(341)
Net cash used in investing activities	(549)	(341)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	—	4,000
Proceeds from issuance of common stock under stock plans	—	46
Repurchase of common stock	(221)	(1,915)
Net cash (used in) provided by financing activities	(221)	2,131
Effect of exchange rates on cash	(564)	1,333
Net decrease in cash	(7,551)	(19,880)
Cash at beginning of period	16,667	36,547
Cash at end of period	$9,116	$16,667
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,615	$1,400
Taxes paid	$167	$104
Non-cash investing and financing activities:
Warrants issued in connection with debt	$569	$—
Common stock issued to settle earn-out obligation	$—	$3,510
Common stock issued to acquire share of noncontrolling interest	$—	$1,216
Property and equipment included in accruals	$32	$333
Restricted stock units issued in settlement of accruals	$448	$—

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Identiv, Inc. (“Identiv” or the “Company,”) is a global security technology company that secures data, physical places and things. Global organizations in the government, education, retail, transportation, healthcare and other markets rely upon the Company’s solutions. We empower them to create safe, secure, validated and convenient experiences in schools, government offices, factories, transportation, hospitals and virtually every type of facility.

The Company’s corporate headquarters are in Fremont, California. The Company maintains research and development facilities in California, and Chennai, India and local operations and sales facilities in Germany, Hong Kong, Japan, Singapore, and the United States. The Company was founded in 1990 in Munich, Germany and was incorporated in 1996 under the laws of the State of Delaware.

Principles of Consolidation and Basis of Presentation — The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications — Certain reclassifications, such as the accounting for debt issuance costs consistent with Accounting Standards Update (“ASU”), Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), have been made to the fiscal year 2015 financial statements to conform to the fiscal year 2016 presentation.

Allowance for Doubtful Accounts — The allowance for doubtful accounts is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes an allowance and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Although the Company expects to collect net amounts due as stated on the consolidated balance sheets, actual collections may differ from these estimated amounts.

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

Intangible and Long-lived Assets — The Company evaluates its long-lived assets and amortizable intangible assets in accordance with ASC Topic 360, Property, Plant and Equipment (“ASC 360”). The Company evaluates its long-lived assets and identifiable amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset. If such assets are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets with definite lives are amortized on a straight-line basis over their estimated useful lives of the related assets as the straight-line method is considered to align with expected cash flows. Each period the Company evaluates the estimated remaining useful life of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. For intangible assets determined to have an indefinite useful life, no amortization is recognized until the assets´ useful life is determined to be no longer indefinite. As discussed in Note 5, Goodwill and Intangible Assets, the Company performed an impairment analysis in the fourth quarter of 2016 and found no indicators of impairment.

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

The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 605-25, Revenue Recognition – Multiple Element Arrangements, and, in certain transactions, ASC 985 Software – Revenue Recognition.

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

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. As a result, costs subsequent to achieving technological feasibility have not been significant, and all software development costs generally have been expensed as incurred. The Company capitalizes certain costs for its internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company recorded amortization expense related to software development costs, including amounts written-off related to capitalized costs, in the amount of $0.4 million and $0.3 million for the years ended December 31, 2016 and 2015, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet. See Note 8, Income Taxes, for further information regarding the Company’s tax disclosures.

Stock-based Compensation — The Company accounts for all stock-based payment awards, including employee stock options and restricted stock awards, in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions of this topic, stock-based compensation cost is measured at the grant date based on the fair value of the award. Compensation expense for all stock-based payment awards is recognized using the straight-line single-option approach. Employee stock options awards are valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the stock options award that is ultimately expected-to-vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. See Note 3 for further information regarding the Company’s stock-based compensation assumptions and expenses.

The Company has elected to use the Black Scholes option-pricing model to estimate the fair value of its options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Since the Company has been publicly traded for many years, it utilizes its own historical volatility in valuing its stock option grants. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time. The assumptions used in calculating the fair value of stock-based payment awards represent management’s estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company estimates the expected forfeiture rate and recognizes expense only for those awards which are ultimately expected-to-vest shares. If the actual forfeiture rate is materially different from the Company’s estimate, the recorded stock-based compensation expense could be different. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Concentration of Credit Risk — No customer accounted for more than 10% of net revenue for the year ended December 31, 2016. One customer accounted for 14% of net revenue for the year ended December 31, 2015.  No customer accounted for more than 10% of the Company’s accounts receivable balance at December 31, 2016 or December 31, 2015. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements.

Net Loss Per Share — Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and dilutive-potential common share equivalents outstanding during the period, if applicable. Dilutive-potential common share equivalents are excluded from the computation of net loss per share in the loss periods as their effect would be antidilutive. As the Company has incurred losses from continuing operations during each of the last two fiscal years, shares issuable pursuant to equity awards are excluded from the computation of diluted net loss per share in the accompanying consolidated statements of operations as their effect is anti-dilutive.

Comprehensive Loss — Comprehensive loss for the years ended December 31, 2016 and 2015 has been disclosed within the consolidated statements of comprehensive loss. Other accumulated comprehensive loss includes net foreign currency translation adjustments which are excluded from consolidated net loss.

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss and gains and losses from transactions denominated in currencies other than the functional currencies of the Company are included in the Company’s consolidated statements of operations. The Company recognized currency gains of less than $0.1 million in 2016 and currency losses of $1.2 million in 2015.

Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation, which provides guidance to simplify several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2016; however, early adoption is permitted. The Company is currently evaluating the impact of the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities but will recognize expenses similar to current lease accounting. The guidance is effective for reporting periods beginning after December 15, 2018; however early adoption is permitted. The new guidance must be adopted using a modified retrospective approach to each prior reporting period presented with various optional practical expedients. The Company is currently evaluating the impact of the adoption of this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015. The Company adopted this guidance as of January 1, 2016. The new guidance has been applied on a retrospective basis, wherein the consolidated balance sheet of December 31, 2015 has been retrospectively adjusted to reflect the effects of applying the new guidance.  As a result of the change to the December 31, 2015 consolidated balance sheet, deferred debt issuance costs included in other assets and long-term financial liabilities decreased by $0.4 million.  After the retrospective application to the balance sheet at December 31, 2015, subsequent amortization of the deferred debt issuance costs results in an increase to long-term debt.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern, (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 had no impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue From Contracts With Customers (Topic 606) (“ASU 2015-14”), which defers the effective date of ASU 2014-09 by one year to annual periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The new guidance is effective for the Company beginning January 1, 2018. The Company is currently evaluating the method and impact that ASU 2014-09 will have on its consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2016 and 2015, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of December 31, 2016 and 2015.

The Company’s only liability measured at fair value on a recurring basis was the contingent consideration related to the acquisition of idOnDemand, Inc. (“idOnDemand”). The sellers of idOnDemand (the “Selling Shareholders”) were eligible to receive limited earn-out payments (“Earn-out Consideration”) in the form of shares of the Company’s common stock subject to certain lock-up periods under the terms of the Stock Purchase Agreement dated April 29, 2011 between the Company and the Selling Shareholders of idOnDemand (the “SPA”).The Company recorded an earn-out obligation of $3.51 million as of December 31, 2014. The Earn-out Consideration liability of $3.51 million was settled during the quarter ended June 30, 2015 by the issuance of common stock to the Selling Shareholders, including the Company’s former Chief Executive Officer and former Chief Financial Officer.

Fair Value Measurements (Level 3)
(in thousands)	Earn-out Liability
Balance at December 31, 2014	$3,510
Remeasurement of obligation	—
Issuance of shares to settle earn-out obligation	(3,510)
Balance at December 31, 2015	$—
Remeasurement of obligation	—
Balance at December 31, 2016	$—

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections. For additional discussion of measurement criteria used in evaluating potential impairment involving goodwill and intangible assets, refer to Note 5, Goodwill and Intangible Assets.

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

As of December 31, 2016 and 2015, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity.

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

As of December 31, 2016 and 2015, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

3. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share. No shares of the Company’s preferred stock, including the Series A Participating Preferred Stock, were outstanding as of December 31, 2016 and 2015. The Company’s board of directors may from time to time, without further action by the Company’s stockholders, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of shares of the Company’s common stock. Upon the affirmative vote of the Board, without stockholder approval, the Company may issue shares of preferred stock with voting and conversion rights which could adversely affect the holders of shares of its common stock.

Common Stock Warrants

In connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the Consultant Warrant was issued and quarterly thereafter. The Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of December 31, 2016, the Consultant Warrant has not been exercised.

In connection with the Company’s entry into a credit agreement with Opus Bank (“Opus”) as discussed in Note 7, Financial Liabilities, the Company issued Opus a warrant to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90 (the “Opus Warrant”). On March 31, 2016, the Company entered into a third amendment to its Credit Agreement increasing the number of shares of common stock underlying the warrant from 100,000 to 200,000 shares and decreasing the exercise price from $9.90 to $2.19 per share subject to modification. The Company also agreed to issue new warrants to purchase 100,000 shares of common stock in the event that the outstanding principal balance of the Company’s loans with Opus exceeds specified thresholds on each of September 30, 2016, December 31, 2016 and March 31, 2017. The terms of any new warrants issued will be identical to those of the existing warrant, except that each new warrant issued will be exercisable for 100,000 shares and have an exercise price equal to the average closing price of the Company’s common stock for the five trading days ending on the last day of the quarter with respect to which the new warrant is issued. In addition, the existing registration rights agreement was amended to include the new warrants and change the circumstances under which the Company must register shares underlying the warrants issued to Opus (the “Amended Rights Agreement”). The Opus Warrant is immediately exercisable for cash or by net exercise and expires on March 31, 2019. The shares issuable upon exercise of the Opus Warrant and new Opus warrants, if any, are to be registered at the request of Opus pursuant to a Registration Rights Agreement, dated March 31, 2014, as amended by Amendment No. 1 to the Registration Rights Agreement, dated March 31, 2016, between the Company and Opus. As of December 31, 2016, the Opus Warrant had not been exercised.

On September 30, 2016, the Company’s outstanding principal threshold, as required in its Credit Agreement, as amended, was not attained. As a result, the Company issued a new warrant (“New Opus Warrant #1”) to purchase 100,000 shares of common stock at a per share exercise price of $2.22 per share to Opus. The New Opus Warrant #1 is immediately exercisable for cash or by net exercise and expires on September 30, 2021. As of December 31, 2016, the New Opus Warrant #1 had not been exercised.

On December 31, 2016, the Company’s outstanding principal threshold, as required in its Credit Agreement, as amended, was not attained. As a result, the Company issued a new warrant (“New Opus Warrant #2”) to purchase 100,000 shares of common stock at a per share exercise price of $3.61 per share to Opus. The New Opus Warrant #2 is immediately exercisable for cash or by net exercise and expires on December 31, 2021. As of December 31, 2016, the New Opus Warrant #2 had not been exercised. Subsequent to December 31, 2016, the Opus Warrant, the new Opus Warrant #1 and New Opus Warrant #2 were cancelled. See Note 14, Subsequent Events for more information.

On August 14, 2013, in a private placement, the Company issued 834,847 shares of its common stock at a price of $8.50 per share and warrants to purchase an additional 834,847 shares of its common stock with an exercise price of $10.00 per share (the “2013 Private Placement Warrants”) to accredited and other qualified investors (the “Investors”). The 2013 Private Placement Warrants have a term of four years and are exercisable beginning six months following the date of issuance. In addition, the placement agent was issued warrants to purchase 100,000 shares of common stock at an exercise price of $10.00 per share as compensation. Subsequent to issuance, warrants to purchase an aggregate of 747,969 shares were exercised. The number of shares issuable upon exercise of the 2013 Private Placement Warrants is subject to adjustment for any stock dividends, stock splits or distributions by the Company, or upon any merger or consolidation or sale of assets of the Company, tender or exchange offer for the Company’s common stock, or a reclassification of the Company’s common stock. As of December 31, 2016, 186,878 warrants had not been exercised.

Below is a summary of outstanding warrants issued by the Company as of December 31, 2016:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
Consultant Warrant	85,000	$10.70	August 13, 2014	August 13, 2019
Opus Warrant	200,000	2.19	March 31, 2014	March 31, 2019
New Opus Warrant #1	100,000	2.22	September 30, 2016	September 30, 2021
New Opus Warrant #2	100,000	3.61	December 31, 2016	December 31, 2021
2013 Private Placement Warrants	186,878	10.00	August 14, 2013	August 14, 2017
Total	671,878

Stock-Based Compensation Plans

The Company has various stock-based compensation plans to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons. The Company’s stock-based compensation plans consist of the Director Option Plan, the 1997 Stock Option Plan, the 2000 Stock Option Plan, 2007 Stock Option Plan (the “2007 Plan”), the 2010 Bonus and Incentive Plan (the “2010 Plan”) and the 2011 Incentive Compensation Plan (the “2011 Plan”), as amended.

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

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. Subsequent to June 6, 2011 through December 31, 2015, the number of shares of common stock authorized for issuance under the 2011 Plan had been increased by 1.0 million shares. On May 12, 2016, the Company’s stockholders approved an amendment and restatement of the 2011 Plan to, among other things, increase the number of shares of common stock authorized for issuance by 2.0 million shares and extend the term of the 2011 Plan.

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

As of December 31, 2016, an aggregate of 7,379 options were outstanding under the Director Option Plan and 1997 Stock Option Plan, no options were outstanding under the 2000 Stock Option Plan, 6,741 options were outstanding under the 2007 Plan, and 818,821 options were outstanding under the 2011 Plan. These outstanding options remain exercisable in accordance with the terms of the original grant agreements under the respective plans.

A summary of activity for the Company’s stock option plans for the year ended December 31, 2016 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2015	781,804	$11.48		$—
Granted	444,460	4.36
Cancelled or Expired	(393,323)	12.15
Exercised	—	—
Balance at December 31, 2016	832,941	$7.11	8.23	$—
Vested or expected to vest at December 31, 2016	801,667	$7.18	8.19	$—
Exercisable at December 31, 2016	429,816	$8.58	7.58	$—

The following table summarizes information about options outstanding as of December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	530,810	9.00	$4.55	207,619	$4.78
$7.50 - $11.30	254,471	7.25	9.80	174,537	9.67
$12.00 - $19.70	27,390	6.29	13.66	27,390	13.66
$21.70 - $33.90	17,541	3.23	29.30	17,541	29.30
$34.40 - $43.40	2,729	0.22	43.40	2,729	43.40
$4.36 - $43.40	832,941	8.23	$7.11	429,816	$8.58

The weighted-average grant date fair value per option for options granted during the years ended December 31, 2016 and 2015 was $4.36 and $0, respectively. A total of 0 and 5,180 options were exercised during the years ended December 31, 2016 and 2015, respectively.

The fair value of option grants was estimated using the Black-Scholes model with the following weighted-average assumptions for the years ended December 31, 2016:

	2016	2015
Risk-free interest rate	1.25%	N/A
Expected volatility	78.40%	N/A
Expected term in years	4.77	N/A
Dividend yield	0.00%	N/A

At December 31, 2016, there was $1.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock and Restricted Stock Units

The following is a summary of restricted stock and restricted stock unit (“RSU”) activity for the year ended December 31, 2016:

	Number Outstanding	Weighted Average Fair Value
Balance at December 31, 2015	721,918	$13.32
Granted	2,252,732	2.19
Vested	(736,922)	6.56
Forfeited	(264,269)	14.64
Balance at December 31, 2016	1,973,459	$2.80

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of December 31, 2016, there was $2.6 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 3.1 years. As of December 31, 2016, an aggregate of 1,973,459 RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all stock-based compensation expense related to stock options and RSUs included in the consolidated statements of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Cost of revenue	$76	$85
Research and development	352	324
Selling and marketing	632	1,085
General and administrative	1,782	3,022
Total	$2,842	$4,516

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2016 was as follows:

Exercise of outstanding stock options and vesting of RSUs	2,806,215
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	330,979
Noncontrolling interest in Bluehill AG	10,355
Warrants to purchase common stock	671,878
Total	4,113,315

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the years ended December 31, 2016 and 2015, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted net loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of common stock equivalents excluded from diluted net loss per share relating to these securities was 3,488,448 common stock equivalents for the year ended December 31, 2016, and 2,255,124 common stock equivalents for the year ended December 31, 2015.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) at December 31, 2016 and 2015 consists of foreign currency translation adjustments of $2.1 million and $2.2 million, respectively. As a result of the acquisition of noncontrolling interest, $0.4 million was reclassified out of AOCI into earnings during the year ended December 31, 2015.

Stock Repurchases

On October 9, 2014, the Company’s Board of Directors authorized a program to repurchase shares of the Company’s common stock. Under the stock repurchase program, the Company may repurchase up to $5.0 million of its common stock over a period of one year. The program allowed stock repurchases from time to time at management’s discretion in the open market or in private transactions at prevailing market prices. The stock repurchase program expired on October 9, 2015. During the year ended December 31, 2015, the Company repurchased 358,502  shares of common stock under the stock repurchase program for total consideration of approximately $1.8 million.

During the year ended December 31, 2016, the Company repurchased 109,192  shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

4. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	December 31,
	2016	2015
Raw materials	$3,346	$5,033
Work-in-progress	285	12
Finished goods	7,965	9,681
Total	$11,596	$14,726

Property and equipment, net consists of (in thousands):

	December 31,
	2016	2015
Building and leasehold improvements	$1,884	$2,670
Furniture, fixtures and office equipment	2,002	2,242
Plant and machinery	8,848	8,858
Purchased software	1,717	2,510
Total	14,451	16,280
Accumulated depreciation	(12,035)	(12,062)
Property and equipment, net	$2,416	$4,218

The Company recorded depreciation expense of $1.7 million and $1.6 million during the years ended December 31, 2016 and 2015, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	December 31,
	2016	2015
Accrued restructuring	$237	$633
Accrued professional fees	2,371	1,731
Income taxes payable	334	282
Other accrued expenses	2,090	3,189
Total	$5,032	$5,835

5. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by reporting unit, which is the same as operating segment, for the years ended December 31, 2016 and 2015 (in thousands):

	PACS	Credentials	Identity	All Other	Total
Balance at December 31, 2014	$7,783	$—	$1,070	$—	$8,853
Goodwill impairment	(7,783)	—	(988)	—	(8,771)
Currency translation adjustment	—	—	(82)	—	(82)
Balance at December 31, 2015	$—	$—	$—	$—	$—
Goodwill impairment	—	—	—	—	—
Currency translation adjustment	—	—	—	—	—
Balance at December 31, 2016	$—	$—	$—	$—	$—

In the second quarter of 2015, the Company noted certain indicators of impairment, including a sustained decline in its stock price and continued reduced performance in its Identity reporting unit. Based on the results of step one of the goodwill impairment analysis, it was determined that the Company’s net adjusted carrying value exceeded its estimated fair value for the Identity reporting unit. As a result, the Company concluded that the carrying value of goodwill for the Identity reporting unit was fully impaired and recorded an impairment charge of approximately $1.0 million in its consolidated statements of operations during the second quarter of 2015.

In the fourth quarter of 2015, the Company’s stock price declined significantly which resulted in a significant reduction in its fair value and market capitalization. The stock price declined from $3.64 as of October 1, 2015 to $1.99 as of December 31, 2015, and subsequently dropped further, reaching a low of $1.56 in February 2016. Additionally, the Company’s net losses continued in the quarter ended December 31, 2015. As a result, based on qualitative factors, the Company concluded that the carrying value of goodwill for the PACS reporting unit was fully impaired and recorded an impairment charge of $7.8 million in its consolidated statement of operations in the fourth quarter of 2015.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

	Existing	Customer
	Technology	Relationship	Total
Amortization period (in years)	11.75	4.0 – 11.75

Gross carrying amount at December 31, 2015	$4,600	$10,639	$15,239
Accumulated amortization	(2,361)	(5,603)	(7,964)

Intangible Assets, net at December 31, 2015	$2,239	$5,036	$7,275

Gross carrying amount at December 31, 2016	$4,600	$10,639	$15,239
Accumulated amortization	(2,809)	(6,610)	(9,419)

Intangible Assets, net at December 31, 2016	$1,791	$4,029	$5,820

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as outlined in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the year ended December 31, 2016.

The following table illustrates the amortization expense included in the consolidated statements of operations for the years ended December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Cost of revenue	$448	$448
Selling and marketing	1,007	1,007
Total	$1,455	$1,455

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2017	$1,455
2018	1,455
2019	1,455
2020	1,455
Thereafter	—
Total	$5,820

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

The Company included $0.4 million and $0.5 million of interest expense during the years ended December 31, 2016 and 2015, respectively, in its consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of December 31, 2016 is as follows (in thousands):

2017	$1,200
2018	1,248
2019	1,298
2020	1,444
2021	372
Present value discount factor	(789)
Total	$4,773

7. Financial Liabilities

Financial liabilities consist of (in thousands):

	December 31,
	2016	2015
Secured term loan	$10,000	$10,000
Bank revolving loan facility	8,300	8,300
Total before discount and debt issuance costs	18,300	18,300
Less: Current portion of financial liabilities	(8,300)	—
Less: Long-term portion of unamortized discount and debt issuance costs	(221)	(644)
Long-term financial liabilities	$9,779	$17,656

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

In connection with the Company’s entry into the Credit Agreement, the Company paid customary lender fees and expenses, including facility fees. In addition, as discussed in Note 3, Stockholders’ Equity, the Company issued the Opus Warrant  to purchase up to 100,000 shares of the Company’s common stock at a per share exercise price of $9.90. The Company calculated the fair value of the Opus Warrant using the Black Scholes pricing model using the following assumptions: estimated volatility of 92.09%, risk-free interest rate of 1.73%, no dividend yield and an expected life of five years. In accordance with ASC 505-50, Equity-Based Payments to Non-Employees the fair value of the Opus Warrant of $0.8 million was classified as equity as the settlement of the warrant will be in shares and is within the control of the Company. The Company recognized $0.9 million in costs, both cash and equity, related to the Term Loan and Revolving Loan Facility. In accordance with ASC 835-30, Interest – Imputation of Interest amended by ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, the costs are recorded as a direct deduction from the carrying amount of the Term Loan and the Revolving Loan Facility and amortized as interest expense over the term of the Credit Agreement.

On November 10, 2014, the Company entered into an amendment to its Credit Agreement (the “Amended Credit Agreement”) with Opus. Under the Amended Credit Agreement, the Revolving Loan Facility was increased from $10.0 million to $30.0 million and the revolving loan maturity date was extended to November 10, 2017. In addition, the Company is no longer required to make scheduled monthly installment payments of principal under the Term Loan. Rather, the entire principal balance of the Term Loan will be due on March 31, 2017. Under the terms of the Amended Credit Agreement, both the principal amount of the Term Loan and the principal amount outstanding under the Revolving Loan Facility bear interest at a floating rate equal to: (a) if the Company holds more than $30.0 million in cash with Opus, the greater of (i) the prime rate plus 1.50% and (ii) 4.75%; (b) if the Company holds $30.0 million or less but more than $20.0 million in cash with Opus, the greater of (i) the prime rate plus 2.25% and (ii) 5.50%; or (c) if the Company holds $20.0 million or less in cash with Opus, the greater of (i) the prime rate plus 2.75% and (ii) 6.00%. Interest on both facilities continues to be payable monthly. Additionally, the Amended Credit Agreement (i) modifies certain loan covenants applicable to the Company’s stock repurchase plan, (ii) removes from the loan collateral shares of the Company’s capital stock repurchased by the Company and (iii) extends the current tangible net worth covenant by one year. The Company paid customary lender fees and third party fees related to the debt modification. In accordance with ASC 470-50, Debt – Modifications and Extinguishments, the amendment has been treated as a debt modification, and costs related to the amendment are recorded as a direct deduction from the carrying amount of the Term Loan and Revolving Loan Facility and amortized as interest expense over the remaining term of the Amended Credit Agreement.

The Amended Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Amended Credit Agreement also provides for customary financial covenants, including a minimum tangible net worth covenant, a maximum senior leverage ratio and a minimum asset coverage ratio. In addition, it contains customary events of default that entitle Opus to cause any or all of the Company’s indebtedness under the Amended Credit Agreement to become immediately due and payable. Events of default, include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, Opus may terminate its lending commitments and/or declare all or any part of the unpaid principal of all indebtedness, all interest accrued and unpaid thereon and all other amounts payable under the Amended Credit Agreement to be immediately due and payable. The Term Loan, net of discount and debt issuance costs, outstanding under the Amended Credit Agreement is classified as short-term and the Revolving Loan Facility, net of discount and debt issuance costs, is classified as long-term in the accompanying condensed consolidated balance sheets as of December 31, 2016.

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

On March 31, 2016, the Company entered into an additional amendment (the “Third Amendment”) to its Credit Agreement with Opus. Under the Third Amendment, the Revolving Loan Facility was reduced from $30.0 million to $10.0 million and certain financial covenants were amended and added, including covenants with respect to tangible net worth, maximum senior leverage ratio, minimum asset coverage ratio, minimum EBITDA, minimum cash of at least $7.5 million, and minimum future outstanding principal balance thresholds. In addition, as discussed in Note 3, Stockholders’ Equity, the Company amended the Opus Warrant.

On September 30, 2016, as a result of not attaining a minimum outstanding principal threshold, the Company issued a new warrant (“New Opus Warrant #1”) to purchase 100,000 shares of common stock at an exercise price of $2.22 per share to Opus. The Company calculated the fair value of the New Opus Warrant #1 using the Black Scholes pricing model using the following assumptions: estimated volatility of 83.9%, risk free interest rate of 0.90%, no dividend yield, and an expected life of three years. The fair value of the Opus Warrant and the New Opus Warrant #1 of $0.4 million is recorded as a direct deduction from the carrying amount of the Term Loan and is being amortized as interest expense over the remaining term of the Credit Agreement, as amended.

On December 31, 2016, as a result of not attaining a minimum outstanding principal threshold, the Company issued an additional warrant (“New Opus Warrant #2”) to purchase 100,000 shares of common stock at an exercise price of $3.61 per share to Opus. The Company calculated the fair value of the New Opus Warrant #2 using the Black Scholes pricing model using the following assumptions: estimated volatility of 78.4%, risk free interest rate of 1.94%, no dividend yield, and an expected life of five years. The fair value of the New Opus Warrant of $0.2 million is recorded as a direct deduction from the carrying amount of the Term Loan and is being amortized as interest expense over the remaining term of the Credit Agreement, as amended.

On February 8, 2017, the Company entered into new Loan and Security Agreements. In connection with the closing of such agreements, the Company repaid all outstanding amounts under its Credit Agreement, as amended, with Opus. See Note 14, Subsequent Events for more information.

In accordance with ASC Topic 470 Debt¸ at December 31, 2016, the Company excluded the principal amount outstanding under the Term Loan with Opus as the Company refinanced the short-term obligation on a long-term basis after the fiscal year ended December 31, 2016 but prior to the issuance of the consolidated financial statements.

The following table summarizes the timing of repayment obligations for the Company’s financial liabilities for the next five years under the terms of the Amended Credit Agreement as of December 31, 2016 (in thousands):

	2017	2018	2019	2020	Total
Bank term loan and revolving loan facility	$8,300	$10,000	$—	$—	$18,300

8. Income Taxes

Loss before income taxes for domestic and non-U.S. continuing operations is as follows:

(In thousands)	2016	2015
Loss from continuing operations before income taxes and noncontrolling interest:
U.S.	$(13,284)	$(43,518)
Foreign	(287)	4,520
Loss from continuing operations before income taxes and noncontrolling interest	$(13,571)	$(38,998)

The benefit (provision) for income taxes consisted of the following:

	December 31,
(In thousands)	2016	2015
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Current
Federal	$—	$—
State	(25)	(16)
Foreign	(107)	(206)
Total current	(132)	(222)
Total provision for income taxes	$(132)	$(222)

Significant items making up deferred tax assets and liabilities are as follows:

	December 31,
(In thousands)	2016	2015
Deferred tax assets:
Allowances not currently deductible for tax purposes	$2,844	$3,481
Net operating loss carryforwards	64,741	62,779
Accrued and other	7,149	8,781
	74,734	75,041
Less valuation allowance	(71,023)	(70,478)
	3,711	4,563
Deferred tax liability:
Depreciation and amortization	(2,220)	(2,774)
Other	(1,491)	(1,789)
	(3,711)	(4,563)

Net deferred tax liability	$—	$—

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2016. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

A valuation allowance of $71.0 million and $70.5 million at December 31, 2016 and December 31, 2015, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired as a result of the acquisition of Hirsch, which are not deductible for tax purposes.

As of December 31, 2016, the Company has net operating loss carryforwards of $103.3 million for federal, $35.6 million for state and $118.2million for foreign income tax purposes. The Company’s loss carryforwards have started expiring and will continue to expire through 2036 if not utilized.

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

The (benefit) provision for income taxes reconciles to the amount computed by applying the statutory federal tax rate to the loss before income taxes from continuing operation is as follows:

	December 31,
(In thousands)	2016	2015
Income tax expense (benefit) at statutory federal tax rate of 34%	$(4,711)	$(13,247)
State taxes, net of federal benefit	17	11
Foreign taxes benefits provided for at rates other than U.S statutory rate	424	(1,349)
Change in valuation allowance	4,064	11,728
Goodwill impairment	—	2,646
Permanent differences	—	731
Other	338	(298)
Total provision for income taxes	132	222

The Company has no present intention of remitting undistributed retained earnings of any of its foreign subsidiaries. Accordingly, the Company has not established a deferred tax liability with respect to undistributed earnings of its foreign subsidiaries.

U.S. income and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting over the tax basis of investments in foreign subsidiaries that is indefinitely reinvested outside the United States. This amount becomes taxable upon a repatriation of assets from the subsidiary or a sale or liquidation of the subsidiary. The determination and presentation of the amount of such temporary differences as of December 31, 2016 and 2015, is not practicable because of complexities of the hypothetical calculation.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or results of operations is as follows:

(In thousands)	2016	2015
Balance at January 1	$3,223	$2,886
Additions based on tax positions related to the current year	1	352
Additions for tax positions of prior years	—	—
Reductions in prior year tax positions	(350)	—
Reductions in prior year tax positions due to completion of audit	—	—
Other reductions in prior year tax positions	—	(15)
Balance at December 31	$2,874	$3,223

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as presented in the above table would materially change in the next 12 months. The reduction to the amount of unrecognized tax benefits during 2015 was primarily due to the expiration of statutes of limitations on tax attributes carried forward for prior years.

As of December 31, 2016 and 2015, the Company recognized liabilities for unrecognized tax benefits of $2.9 million and $3.1 million, respectively, which were accounted for as a decrease to deferred tax assets. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or results of operations for the years 2016 and 2015. Also the subsequent recognition, if any, of these previously unrecognized tax benefits would not affect the effective tax rate. Such recognition would result in adjustments to other tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits, which, if recognized would affect the tax rate is $0.1 million as of December 31, 2016 and 2015.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. During fiscal 2016, the Company recorded a reduction to accrued penalties of $2,000 and an increase in accrued interest of $4,000 related to the unrecognized tax benefits noted above. As of December 31, 2016, the Company has recognized a total liability for penalties of $13,000 and interest of $28,000. During fiscal 2015, the Company recorded a reduction to accrued penalties of $400 and a reduction to accrued interest of $3,000 related to the unrecognized tax benefits noted above. As of December 31, 2015, the Company has recognized a total liability for penalties of $15,000 and interest of $24,000.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company generally is no longer subject to tax examinations for years prior to 2011. However, if loss carryforwards of tax years prior to 2011 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

9. Segment Reporting and Geographic Information

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

Net revenue and gross profit information by segment for the years ended December 31, 2016 and 2015 are as follows (in thousands):

	Year Ended December 31,
	2016	2015
PACS:
Net revenue	$24,696	$19,963
Gross profit	14,034	11,522
Gross profit margin	57%	58%
Identity:
Net revenue	12,902	11,950
Gross profit	5,015	5,040
Gross profit margin	39%	42%
Credentials:
Net revenue	17,992	27,336
Gross profit	4,427	5,613
Gross profit margin	25%	21%
All Other:
Net revenue	578	1,545
Gross profit	253	974
Gross profit margin	44%	63%
Total:
Net revenue	56,168	60,794
Gross profit	23,729	23,149
Gross profit margin	42%	38%
Operating expenses:
Research and development	6,520	9,151
Selling and marketing	14,032	20,236
General and administrative	11,309	19,604
Impairment of goodwill	—	8,771
Restructuring and severance	3,088	1,266
Total operating expenses:	34,949	59,028
Loss from operations	(11,220)	(35,879)
Non-operating income (expense):
Interest expense, net	(2,378)	(1,908)
Foreign currency gains (losses), net	27	(1,211)
Loss before income taxes and noncontrolling interest	$(13,571)	$(38,998)

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region is as follows (in thousands):

	Year Ended December 31,
	2016	2015
Americas	$38,135	$40,848
Europe and the Middle East	8,589	9,472
Asia-Pacific	9,444	10,474
Total	$56,168	$60,794
Revenues:
Americas	68%	67%
Europe and the Middle East	15%	16%
Asia-Pacific	17%	17%
Total	100%	100%

Long-lived assets by geographic location as of December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Property and equipment, net:
Americas	$1,100	$2,096
Europe and the Middle East	162	295
Asia-Pacific	1,154	1,827
Total property and equipment, net	$2,416	$4,218

The Company’s net revenue is represented by the following product categories as of December 31, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2016	2015
Tags and transponders	$10,890	$20,310
Logical and physical access control readers	17,671	17,165
Controller panels	14,908	10,272
Access cards and provisioning	7,106	7,394
Third party access control products	1,645	1,523
Other	3,948	4,130
Total	$56,168	$60,794

10. Restructuring and Severance

During 2015, severance costs were incurred for certain employees terminated as part of management’s continuing efforts to simplify business operations. As a result, the Company recorded $1.3 million in restructuring and severance costs and other closure related costs and an additional $0.1 million in severance costs recorded in general and administrative expenses related to the elimination of certain executive positions in conjunction with the corporate restructuring and cost reduction activities.

In the first quarter of 2016, the Company implemented a worldwide restructuring plan designed to refocus the Company’s resources on its core business segments, including physical access and transponders, and to consolidate its operations in several worldwide locations. The restructuring plan included reducing the Company’s non-manufacturing employee base, reallocating overhead roles into direct business activities and eliminating certain management and executive roles. In 2016, the Company incurred restructuring and severance costs of $3.1 million.

All unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the consolidated balance sheets at December 31, 2016 and 2015, respectively. Restructuring and severance activities during the years ended December 31, 2016 and December 31, 2015 were as follows (in thousands):

	Year Ended December 31,
	2016	2015
Balance at beginning of period	$633	$1,377
Restructuring expense incurred for the period	3,088	1,266
Other cost reduction activities for the period	—	81
Payments and non-cash item adjustment during the period	(3,484)	(2,091)
Balance at end of period	$237	$633

11. Legal Proceedings

On December 16, 2015, the Company and certain of our present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934. On May 3, 2016, the court-appointed lead plaintiff Thomas Cunningham in the Rok lawsuit filed an amended complaint and a notice of dismissal without prejudice of all current or former officers and directors other than Jason Hart and Brian Nelson. On June 6, 2016, the Company, Jason Hart, and Brian Nelson filed a motion to dismiss for failure to state a claim upon which relief can be granted in the Rok lawsuit; on August 5, 2016, the court granted those motions with leave for the lead plaintiff to file a second amended complaint. On September 12, 2016, the lead plaintiff in the Rok lawsuit filed a second amended complaint. On October 10, 2016, the Company, Jason Hart, and Brian Nelson filed a motion to dismiss that second amended complaint for failure to state a claim upon which relief can be granted in the Rok lawsuit; on January 4, 2017, the court granted those motions with prejudice and entered judgment for us and the other defendants and against the lead plaintiff.  On February 6, 2017, the lead plaintiff initiated an appeal of the court’s decision in the Ninth Circuit Court of Appeals.  Following the lead plaintiff’s routine request to extend filing deadlines, which the Court of Appeals approved, the lead plaintiff’s opening appellate brief is currently scheduled to be filed by June 14, 2017, the answering briefs of the Company and the other defendants are currently scheduled to be filed by July 14, 2017, and the lead plaintiff’s optional reply brief is currently scheduled to be filed by fourteen days from the date of service of the answering briefs. In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of our present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-JCS, alleging breach of fiduciary duty and abuse of control claims.  On January 25, 2016, certain of our present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of our present and former officers and directors were named as defendants, and the Company was named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that the Company made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  On May 2, 2016, the court in the Chopra lawsuit entered an order staying proceedings in the Chopra lawsuit in favor of the Oswald lawsuit, based on a stipulation to that effect filed by the parties in the Chopra lawsuit on April 28, 2016.  Similarly, on June 28, 2016, the court in the Wollnik lawsuit entered a stipulated order staying proceedings in the Wollnik lawsuit in favor of the Oswald lawsuit.  On June 17, 2016, the plaintiff in the Oswald lawsuit filed an amended complaint.  On August 1, 2016, the Company filed a motion to dismiss for failure by plaintiff to make a pre-lawsuit demand on our board of directors, which motion was heard on October 14, 2016. The judge in the Oswald lawsuit issued an order on November 7, 2016 granting our motion to dismiss, without prejudice.  In addition, the court stayed the case so that plaintiff could exercise whatever rights he has under Section 220 of the Delaware General Corporation Law. On or around November 30, 2016, the plaintiff purported to serve a books and records demand under Section 220 of the Delaware General Corporation Law.  The Company has responded to that demand. On March 21, 2017, the Company and the plaintiff in the Oswald lawsuit filed a stipulation and proposed order lifting the stay of the case, granting the plaintiff leave to amend, and setting a briefing schedule.  That stipulation proposed that the judge’s stay of the case entered November 7, 2016 be lifted, that a stay of proceedings as to the individual defendants that the judge previously entered remain in place, that the plaintiff may file a second amended complaint on or before April 10, 2017, that the Company may file a motion to dismiss that second amended complaint on or before May 12, 2017, that the plaintiff’s opposition to such a motion to dismiss shall be filed on or before June 12, 2017, that the Company’s reply in support of such a motion shall be filed on or before June 30, 2017, and that the hearing on such a motion to dismiss shall be held on August 11, 2017 or such other date as the court may order.  On March 22, 2017, the court entered an order approving that stipulation.  The Company intends to vigorously defend against these lawsuits.  The Company cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

From time to time, the Company could be subject to claims arising in the ordinary course of business or be a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on the Company’s financial condition, results of operations or cash flows.

12. Commitments and Contingencies

The Company leases its facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Those lease agreements existing as of December 31, 2016 expire at various dates during the next five years.

The Company recognized rent expense of $1.5 million and $1.8 million for the years ended December 31, 2016 and 2015, respectively, in its consolidated statements of operations.

The following table summarizes the Company’s principal contractual commitments, excluding the financial liabilities and long-term payment obligation, as of December 31, 2016 (in thousands):

	Operating Leases	Purchase Commitments	Other Contractual Commitments	Total
2017	$1,291	$8,554	$29	$9,874
2018	635	80	—	715
2019	460	—	—	460
2020	260	—	—	260
2021	2	—	—	2
Thereafter	—	—	—	—
Total	$2,649	$8,634	$29	$11,311

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

13. Related Party Transaction

As discussed in Note 3 Fair Value Measurements, the Company recorded an earn-out obligation of $3.51 million as of December 31, 2014 related to the SPA (as defined in Note 2). The SPA provided for further consideration to be paid to the Selling Shareholders for each of the years or part years ended December 31, 2011 through 2015 based on the achievement of specific financial and sales performance targets, with the measurement of those achievements to be determined based on the financial records of idOnDemand. However, since the idOnDemand product group has been fully integrated into the Company since the acquisition and, as such, it was impractical to derive the discrete financial records of the related product group, the Company decided to engage a third party independent valuation firm to assist in the validation of the Earn-out Consideration liability as of December 31, 2014. The valuation was based on a calculation of the Company’s internal sales performance data as well as consideration of comparable companies’ metrics and data. The Board of Directors of the Company considered this valuation, among other factors, and approved the Earn-out Consideration liability for the period ended December 31, 2014.

As outlined in the SPA, certain of the Selling Shareholders include the Company’s former CEO and former CFO. The $3.51 million Earn-out Consideration liability was settled during the quarter ended June 30, 2015 by the issuance of common stock to the Selling Shareholders in proportion to their former shareholdings, which included approximately 87% held by the former CEO representing approximately $3,040,000 and approximately 0.3% held by the former CFO representing approximately $10,500 of the total Earn-out Consideration. The Company issued 294,750 and 921 shares of common stock to these individuals, respectively, which shares had a lock-up period of 12 months from the date of issuance.

For the year ended December 31, 2014, the Company allocated as additional compensation to its former CEO $97,868 of previously reimbursed expenses in 2014 which the Company subsequently determined should not have been reimbursed either because such expenses were not consistent with its expense guidelines and policies or because insufficient documentation was provided to support such expense reimbursements. At the Company’s request, in February 2016 the former CEO repaid the Company $35,784 of such amount.

14. Subsequent Events

On February 8, 2017, the Company entered into Loan and Security Agreements with each of East West Bank ("EWB") and Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL8”). The Loan and Security Agreement with EWB provides for a $10.0 million revolving loan facility ("Revolving Loan Facility"), and the

Loan Security Agreement with VLL7 and VLL8 provides for a term loan in aggregate principal amount of $10.0 million (the "Term Loan"). The obligations of the Company under each of the Revolving Loan Facility and the Term Loan and Security Agreements are secured by substantially all assets of the Company.

The Revolving Loan Facility bears interest at prime rate plus 2.0% and matures and becomes due and payable on February 8, 2019. Interest is payable monthly beginning on March 1, 2017. The Company may voluntarily prepay amounts outstanding under the Revolving Loan Facility, without prepayment charges. In the event the Revolving Loan Facility is terminated prior to its maturity, the Company would be required to pay an early termination fee in the amount of 1.0% of the revolving line, and an additional cash early termination fee of 1.0% if terminated prior to February 8, 2018. Additional borrowing requests under the Revolving Loan Facility are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Revolving Loan Facility.

The Term Loan matures on August 8, 2020. Payments under the Term Loan are interest-only for the first twelve months at a per annum rate of 12.5%, followed by principal and interest payments amortized over the remaining term of the Term Loan. If the Company elects to prepay the Term Loan before its maturity, all accrued and unpaid interest outstanding at the prepayment date will be due and payable, together with all the scheduled interest that would have accrued and been payable through the stated maturity of the Term Loan, provided that at any time after the Company has made at least twelve scheduled amortization payments of principal and interest on the Term Loan the Company shall only be required to pay 80% of the scheduled interest that would have accrued and been payable through the stated maturity of the Term Loan,

The Company is obligated to pay customary fees and expenses, including customary facility fees for credit facilities of this size and type, in the aggregate amount of approximately $120,000, in connection with the closing of the two facilities. An additional facility fee of $40,000 will be payable in connection with the Revolving Loan Facility on the February 8, 2018.

Each of the Revolving Loan Facility and the Term Loan contain customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company's ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Revolving Loan Facility also contains various financial covenants as set forth in the Revolving Loan Facility, including but not limited to a liquidity covenant requiring the Company to maintain at least $4.0 million of cash. In addition, each of the Revolving Loan Facility and the Term Loan contains customary events of default that entitle the EWB or VLL7 and VLL8, as appropriate, to cause any or all of the Company's indebtedness under the Revolving Loan Facility or the Term Loan, respectively, to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, EWB and VLL7 and VLL8 may terminate their lending commitments and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Loan and Security Agreements to be immediately due and payable.

The proceeds of the Term Loan and the initial draw under Revolving Loan Facility and after payment of fees and expenses, were used to repay all outstanding amounts under the Credit Agreement with Opus. In connection with the repayment, warrants to purchase an aggregate of 400,000 shares of common stock issued to Opus were cancelled. The proceeds of any additional draws under the Revolving Loan Facility will be used for working capital and other general corporate purposes.

In connection with the Company's entry into the Revolving Loan Facility and Term Loan, the Company issued to EWB a warrant (the "EWB Warrant") to purchase up to 40,000 shares of the Company's common stock at a per share exercise price of $3.64, and issued to each of VLL7 and VLL8 a warrant to purchase 290,000 shares of the Company's common stock at a per share exercise price of $2.00 (the “VLL7 Warrant” and the “VLL8 Warrant,” respectively). Each of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant is immediately exercisable for cash or by net exercise and will expire five years after its issuance, or on February 8, 2022. The Company has granted registration rights on substantially similar terms given to the Prior Lender to the holders of each of the warrants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2016, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and interim CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and interim CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and interim CFO, concluded that as of December 31, 2016, our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control over Financial Reporting.  Notwithstanding the material weakness discussed below, our management, including our CEO and interim CFO, has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management, including our CEO and interim CFO, assessed our internal control over financial reporting as of December 31, 2016. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016, due to the following material weakness.

Inadequate design and application of controls related to financial statement close process – In connection with the audit of the Company’s financial statements as of and for the year ended December 31, 2015, the Company identified a material weakness in internal control over financial reporting during 2015 and that material weakness has not been fully remediated as of December 31, 2016. Management determined that the design and operating effectiveness of the Company’s controls over the financial statement close process related to the application of our accounting policies and the presentation of disclosures in the financial statements had been inadequate.  Specifically, this material weakness arises from insufficient review and oversight of the recording of complex and non-routine transactions, including revenue transactions, due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP. A similar material weakness was previously identified and disclosed in our Annual Report on Form 10-K for the years ended December 2012 and 2013, and a remediation plan was implemented.

Remediation of Prior Material Weakness in Internal Control Over Financial Reporting

A number of remediation actions and organizational changes have been enacted to address specific control weaknesses identified in our revenue and expenditure cycles, and we have completed the move to a single accounting system across substantially all our businesses during the course of 2016.  In particular, we have carried out the financial close and consolidation process entirely within our new system environment since the second quarter of 2016.  Additionally, as part of our restructuring changes announced in the first quarter of 2016, we continued to streamline our global operations and concentrate our accounting and finance function in Orange County, California, close to our executive management and U.S. GAAP resources. Management expects to complete the implementation of remediation measures, and as a result remediate the existing material weakness described above, during 2017.

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

Changes in Internal Control over Financial Reporting

Other than the items noted above, we have made no changes to our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors will be set forth under the captions “Business Experience of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2017 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. The information required by this item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference to the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” that will be set forth in our Proxy Statement. The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. The information required by this item concerning the Audit Committee of our Board of Directors is incorporated by reference to the section captioned “Committees of the Board of Directors” in our Proxy Statement.

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

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010.)
3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2011.)
3.5	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)
3.6

Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016.)

3.7	Amended and Restated Bylaws of Registrant. (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.)
3.8

Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-A filed on November 14, 2002.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)
4.2	Form of Warrant issued in connection with Private Placement. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 14, 2013.)
4.3

Registration Rights Agreement between Identive Group, Inc. and Opus Bank dated March 31, 2014. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)

4.4

Amendment No. 1 to Registration Rights Agreement between the Company and Opus Bank, dated March 31, 2016. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

4.5

Warrant issued to Opus Bank, dated March 31, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (Registration Number 333-195931) filed on May 13, 2014.)

4.6

Amendment No. 1 to Warrant between the Company and Opus Bank, dated March 31, 2016. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

4.7	Warrant issued to Opus Bank, dated September 30, 2016. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.)
4.8^	Warrant issued to Opus Bank, dated December 31, 2016.
10.1*	Form of Director and Officer Indemnification Agreement (Incorporated by Reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

Exhibit Number	Description of Document
10.2	Amended and Restated Settlement Agreement, dated April 8, 2009. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2009.)
10.3	Limited Guarantee, dated April 8, 2009. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2009.)
10.4*	2011 Incentive Compensation Plan, as amended through March 17, 2016. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.)
10.5*	2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2011.)
10.6*

Executive Employment Agreement between Identive Group, Inc. and Jason Hart dated March 13, 2014. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 19, 2014.)

10.7*	Letter Agreement dated September 14, 2015 between Identiv, Inc. and Jason Hart (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 16, 2015.)
10.8*

Executive Employment Agreement between Identive Group, Inc. and Brian Nelson dated December 20, 2013. (Incorporated by reference Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 27, 2013.)

10.9*

First Amendment to Executive Employment Agreement between Identiv, Inc. and Brian Nelson, dated November 18, 2015. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on November 20, 2015.)

10.10*

Letter Agreement dated September 14, 2015 between Identiv, Inc. and Steven Humphreys. (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 16, 2015.)

10.11

Share Purchase Agreement December 10, 2013 between Bluehill ID AG, Identive Services AG and Sandpiper Assets SA regarding the sale and purchase of shares of and loans provided to Multicard AG. (Incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 26, 2013.)

10.12

Share Purchase Agreement December 10, 2013 between Bluehill ID AG and Sandpiper Assets SA regarding the sale and purchase of shares of and loans provided to Payment Solution AG. (Incorporated by reference Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 26, 2013.)

10.13

Share Purchase Agreement December 10, 2013 between Bluehill ID AG and Sandpiper Assets SA regarding the sale and purchase of shares and loans of Multicard Nederland BV. (Incorporated by reference Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 26, 2013.)

10.14	Credit Agreement between Identive Group, Inc. and Opus Bank dated March 31, 2014. (Incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 4, 2014.)
10.15

First Amendment to Credit Agreement and Ratification between Identiv, Inc. and Opus Bank dated November 10, 2014. (Incorporated by reference Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2014.)

10.16

Second Amendment to Credit Agreement and Waiver, dated as of December 4, 2015, among Identiv, Inc., as the Borrower, idOnDemand, Inc., as the Guarantor and Opus Bank as Lender. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 8, 2015.)

10.17

Third Amendment to Credit Agreement and Waiver between the Company, idOnDemand, Inc. and Opus Bank, dated March 31, 2016. (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on April 5, 2016.)

16.1

Letter from BDO USA, LLP to the Securities and Exchange Commission dated November 30, 2015. (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on November 30, 2015.)

21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

Exhibit Number	Description of Document
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^	Filed herewith.
*	Denotes management compensatory contract of arrangement.
+

Furnished herewith and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Exchange Act, except to the extent that the registrant specifically incorporates by reference.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
IDENTIV, INC.

By:	/s/ Steven Humphreys
Steven Humphreys
Chief Executive Officer

March 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date
/s/ Steven Humphreys Steven Humphreys	Chief Executive Officer (Principal Executive Officer)	March 27, 2017
/s/ Sandra wallach Sandra Wallach	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 27, 2017
/s/ JAMES E. OUSLEY James E. Ousley	Chairman of the Board and Director	March 27, 2017
/s/ Nina B. Shapiro Nina B. Shapiro	Director	March 27, 2017
/s/ Gary Kremen Gary Kremen	Director	March 27, 2017