Form 10-Q
period 2017-03-31
Identiv, Inc.
filed 2017-05-15
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-29440

IDENTIV, INC.

(Exact Name of Registrant as Specified in its Charter)

DELAWARE	77-0444317
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2201 Walnut Avenue, Suite 100 Fremont, California	94538
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 250-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of May 5, 2017, the registrant had 11,214,807 shares of common stock, $0.001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$7,882	$9,116
Accounts receivable, net of allowances of $315 and $307 as of March 31, 2017 and December 31, 2016, respectively	8,797	9,430
Inventories	12,577	11,596
Prepaid expenses and other current assets	1,827	1,510
Total current assets	31,083	31,652
Property and equipment, net	2,200	2,416
Intangible assets, net	5,456	5,820
Other assets	754	712
Total assets	$39,493	$40,600
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$7,445	$6,024
Current portion - payment obligation	803	786
Current portion - financial liabilities, net of discount and debt issuance costs of $319 and $180, respectively	7,943	8,119
Deferred revenue	926	1,085
Accrued compensation and related benefits	1,724	1,520
Other accrued expenses and liabilities	4,062	5,032
Total current liabilities	22,903	22,566
Long-term payment obligation	3,766	3,987
Long-term financial liabilities, net of discount and debt issuance costs of $2,032 and $221, respectively	7,634	9,779
Other long-term liabilities	191	335
Total liabilities	34,494	36,667
Commitments and contingencies (see Note 11)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 50,000 shares authorized; 11,879 and 11,836 shares issued and 11,160 and 11,109 shares outstanding as of March 31, 2017 and December 31, 2016, respectively	11	11
Additional paid-in capital	401,894	400,266
Treasury stock, 743 and 727 shares as of March 31, 2017 and December 31, 2016, respectively	(6,776)	(6,708)
Accumulated deficit	(392,196)	(391,509)
Accumulated other comprehensive income	2,240	2,053
Total Identiv, Inc. stockholders' equity	5,173	4,113
Noncontrolling interest	(174)	(180)
Total stockholders´ equity	4,999	3,933
Total liabilities and stockholders´equity	$39,493	$40,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Net revenue	$13,392	$12,485
Cost of revenue	7,695	7,191
Gross profit	5,697	5,294
Operating expenses:
Research and development	1,477	2,085
Selling and marketing	3,379	4,216
General and administrative	1,787	4,577
Restructuring and severance	—	2,739
Total operating expenses	6,643	13,617
Loss from operations	(946)	(8,323)
Non-operating income (expense):
Interest expense, net	(674)	(770)
Gain on extinguishment of debt	977	—
Foreign currency (losses) gains, net	(152)	229
Loss before income taxes and noncontrolling interest	(795)	(8,864)
Income tax benefit (provision)	118	(59)
Loss before noncontrolling interest	(677)	(8,923)
Less: Income attributable to noncontrolling interest	(10)	(2)
Net loss attributable to Identiv, Inc.	$(687)	$(8,925)
Basic and diluted net loss per share attributable to Identiv, Inc.	(0.06)	(0.83)
Weighted average shares used to compute basic and diluted loss per share	11,127	10,747

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net loss	$(677)	$(8,923)
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustment	183	(39)
Total other comprehensive income (loss), net of income taxes	183	(39)
Comprehensive loss	(494)	(8,962)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(6)	12
Comprehensive loss attributable to Identiv, Inc. common stockholders	$(500)	$(8,950)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Three Months Ended March 31, 2017

(Unaudited, in thousands)

	Identiv, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2016	11,109	$11	$400,266	$(6,708)	$(391,509)	$2,053	$(180)	$3,933
Net loss	—	—	—	—	(687)	—	10	(677)
Other comprehensive loss	—	—	—	—	—	187	(4)	183
Issuance of warrants	—	—	2,319	—	—	—	—	2,319
Issuance of common stock in connection with vesting of stock awards	67	—	—	—	—	—	—	—
Stock-based compensation	—	—	591	—	—	—	—	591
Shares withheld in connection with net share settlement of restricted stock units	(16)	—	—	(68)	—	—	—	(68)
Gain on extinguishment of debt	—	—	(1,282)	—	—	—	—	(1,282)
Balances, March 31, 2017	11,160	$11	$401,894	$(6,776)	$(392,196)	$2,240	$(174)	$4,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(677)	$(8,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	630	896
Gain on extinguishment of debt	(977)	—
Accretion of interest on long-term payment obligation	87	105
Amortization of debt issuance costs	223	374
Stock-based compensation expense	591	937
Loss on disposal of fixed assets	—	326
Changes in operating assets and liabilities:
Accounts receivable	625	(501)
Inventories	(995)	(296)
Prepaid expenses and other assets	(359)	(474)
Accounts payable	1,431	(1,109)
Payment obligation liability	(291)	(286)
Deferred revenue	(159)	(144)
Accrued expenses and other liabilities	(910)	2,068
Net cash used in operating activities	(781)	(7,027)
Cash flows from investing activities:
Capital expenditures	(50)	(244)
Net cash used in investing activities	(50)	(244)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	21,484	—
Repayments of debt	(22,014)	—
Taxes paid related to net share settlement of restricted stock units	(68)	—
Net cash used in financing activities	(598)	—
Effect of exchange rates on cash	195	(441)
Net decrease in cash	(1,234)	(7,712)
Cash at beginning of period	9,116	16,667
Cash at end of period	$7,882	$8,955
Supplemental Disclosures of Cash Flow Information
Interest paid	$415	$395
Taxes paid	$46	$18
Non-cash investing and financing activities:
Warrants issued as debt issuance costs in connection with debt agreements	$2,319	$232
Property and equipment included in accruals	$—	$165

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identiv, Inc. (“Identiv” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The Company may experience significant variations in demand for its products quarter to quarter and typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results. The December 31, 2016 balance sheet was derived from the audited financial statements as of that date.

Concentration of Credit Risk — No customer represented more than 10% of net revenue for the three months ended March 31, 2017 and March 31, 2016, respectively.  No customer represented more than 10% of the Company’s accounts receivable balance at March 31, 2017 or December 31, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation, which provides guidance to simplify several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2016. The Company adopted this guidance effective January 1, 2017. The Company's adoption of this standard did not have a significant impact on its condensed consolidated financial statements. No excess income tax benefit or tax deficiencies have been recorded as a result of the adoption and there will be no change to accumulated deficit with respect to previously unrecognized excess tax benefits. The Company is electing to continue to account for forfeitures on an estimated basis. The Company has elected to present the condensed consolidated statements of cash flows on a prospective transition method and no prior periods have been adjusted.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 had no impact on the Company’s condensed consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2017 and December 31, 2016, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of March 31, 2017 and December 31, 2016.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets, including intangible assets, goodwill, and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections. For additional discussion of measurement criteria used in evaluating potential impairment involving goodwill and intangible assets, refer to Note 5, Intangible Assets.

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

As of March 31, 2017 and December 31, 2016, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2017 and December 31, 2016, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

3. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share. No shares of the Company’s preferred stock, including the Series A Participating Preferred Stock, were outstanding as of March 31, 2017 and December 31, 2016. The Company’s board of directors may from time to time, without further action by the Company’s stockholders, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of shares of the Company’s common stock. Upon the affirmative vote of the Board, without stockholder approval, the Company may issue shares of preferred stock with voting and conversion rights which could adversely affect the holders of shares of its common stock.

Common Stock Warrants

On August 13, 2014, in connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “2014 Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the 2014 Consultant Warrant was issued and quarterly thereafter. The 2014 Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the 2014 Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of March 31, 2017, the 2014 Consultant Warrant has not been exercised.

On February 8, 2017, the Company entered into Loan and Security Agreements with each of East West Bank ("EWB") and Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL8”) as discussed in Note 7, Financial Liabilities. In connection with the Company's Revolving Loan Facility and Term Loan, the Company issued to EWB a warrant (the "EWB Warrant") to purchase up to 40,000 shares of the Company's common stock at a per share exercise price of $3.64, and issued to each of VLL7 and VLL8 a warrant to purchase 290,000 shares of the Company's common stock at a per share exercise price of $2.00 (the “VLL7 Warrant” and the “VLL8 Warrant,” respectively). The Company calculated the fair value of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant using the Black-Scholes pricing model using the following assumptions: estimated volatility of 78.8%, risk-free interest rate of 1.94%, no dividend yield, and an expected life of five years. In accordance with ASC 505-50, Equity-Based Payments to Non-Employees, the fair values of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant of $125,000, $1,037,500 and $1,037,500, respectively, were classified as equity as the settlement of the warrants will be in shares and is within the control of the Company. Each of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant is immediately exercisable for cash or by net exercise and will expire five years after its issuance, or on February 8, 2022. In connection with entering into Loan and Security Agreements with EWB and VLL7 and VLL8, warrants to purchase an aggregate of 400,000 shares of common stock issued to the Company’s previous lender, Opus Bank (“Opus”) were cancelled.

In connection with securing of the new credit facility and cancelling of all the warrants previously issued to Opus, the Company issued a warrant to a consultant to purchase 60,000 shares of its common stock at an exercise price of $4.60 per share (the “2017 Consultant Warrant”).  The Company calculated the fair value of the 2017 Consultant Warrant using the Black-Scholes pricing model using the following assumptions: estimated volatility of 78.8%, risk-free interest rate of 1.22%, no dividend yield, and an expected life of two years. The fair value of the 2017 Consultant Warrant of $119,000 was classified as equity as the settlement of the warrant will be in shares and is within the control of the Company.  The 2017 Consultant Warrant is immediately exercisable for cash or by net exercise and will expire two years after its issuance, or on February 8, 2019.

On August 14, 2013, in a private placement, the Company issued 834,847 shares of its common stock at a price of $8.50 per share and warrants to purchase an additional 834,847 shares of its common stock with an exercise price of $10.00 per share (the “2013 Private Placement Warrants”) to accredited and other qualified investors (the “Investors”). The 2013 Private Placement Warrants have a term of four years and are exercisable beginning six months following the date of issuance. In addition, the placement agent was issued warrants to purchase 100,000 shares of common stock at an exercise price of $10.00 per share as compensation. Subsequent to issuance, warrants to purchase an aggregate of 747,969 shares were exercised. The number of shares issuable upon exercise of the 2013 Private Placement Warrants is subject to adjustment for any stock dividends, stock splits or distributions by the Company, or upon any merger or consolidation or sale of assets of the Company, tender or exchange offer for the Company’s common stock, or a reclassification of the Company’s common stock. As of March 31, 2017, 186,878 warrants had not been exercised.

Below is the summary of outstanding warrants issued by the Company as of March 31, 2017:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
2014 Consultant Warrant	85,000	$10.70	August 13, 2014	August 13, 2019
East West Bank Warrant	40,000	3.64	February 8, 2017	February 8, 2022
VLL7 and VLL8 Warrants	580,000	2.00	February 8, 2017	February 8, 2022
2017 Consultant Warrant	60,000	4.60	February 8, 2017	February 8, 2019
2013 Private Placement Warrants	186,878	10.00	August 14, 2013	August 14, 2017
Total	951,878

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

Stock Option Plans

A summary of activity for the Company’s stock option plans for the three months ended March 31, 2017 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2016	832,941	$7.11		$—
Granted	—	—
Cancelled or Expired	(52,004)	13.61
Exercised	—	—
Balance at March 31, 2017	780,937	$6.66	7.29	$1,309,182
Vested or expected to vest at March 31, 2017	757,061	$6.72	7.24	$1,248,383
Exercisable at March 31, 2017	462,348	$7.82	6.18	$552,005

The following table summarizes information about options outstanding as of March 31, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	518,310	8.32	$4.54	236,678	$4.74
$7.50 - $11.30	222,346	5.24	9.64	185,389	9.66
$12.00 - $19.70	27,390	6.04	13.66	27,390	13.66
$21.70 - $29.20	12,891	4.11	25.37	12,891	25.37
$4.36 - $29.20	780,937	7.29	$6.66	462,348	$7.82

At March 31, 2017, there was $0.9 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock and Restricted Stock Units

The following is a summary of restricted stock and restricted stock unit (“RSU”) activity for the three months ended March 31, 2017:

	Number Outstanding	Weighted Average Fair Value
Balance at December 31, 2016	1,973,459	$2.80
Granted	90,000	5.53
Vested	(110,568)	5.37
Forfeited	(30,780)	3.18
Balance at March 31, 2017	1,922,111	$2.77
Shares vested but not released	43,018	$2.53

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 31, 2017, there was $4.8 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 3.1 years. As of March 31, 2017, an aggregate of 1,922,111 RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$24	$23
Research and development	115	84
Selling and marketing	160	207
General and administrative	292	623
Total	$591	$937

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2017 was as follows:

Exercise of outstanding stock options and vesting of RSUs	2,703,048
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	332,544
Noncontrolling interest in Bluehill AG	10,355
Warrants to purchase common stock	951,878
Total	4,291,713

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three months ended March 31, 2017 and March 31, 2016, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted net loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of common stock equivalents excluded from diluted net loss per share relating to these securities was 3,665,281 common stock equivalents for the three months ended March 31, 2017, and 1,952,462 common stock equivalents for the three months ended March 31, 2016, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) at March 31, 2017 and December 31, 2016 consists of foreign currency translation adjustments totaling $2.2 million and $2.1 million, respectively.

4. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$3,915	$3,346
Work-in-progress	793	285
Finished goods	7,869	7,965
Total	$12,577	$11,596

Property and equipment, net consists of (in thousands):

	March 31,	December 31,
	2017	2016
Building and leasehold improvements	$1,931	$1,884
Furniture, fixtures and office equipment	2,175	2,002
Plant and machinery	8,870	8,848
Purchased software	1,619	1,717
Total	14,595	14,451
Accumulated depreciation	(12,395)	(12,035)
Property and equipment, net	$2,200	$2,416

The Company recorded depreciation expense of $0.3 million and $0.5 million during the three months ended March 31, 2017 and 2016, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	March 31,	December 31,
	2017	2016
Accrued restructuring	$134	$237
Accrued professional fees	2,114	2,371
Income taxes payable	287	334
Other accrued expenses	1,527	2,090
Total	$4,062	$5,032

5. Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

	Existing	Customer
	Technology	Relationship	Total
Amortization period (in years)	11.75	4.0 – 11.75

Gross carrying amount at December 31, 2016	$4,600	$10,639	$15,239
Accumulated amortization	(2,809)	(6,610)	(9,419)

Intangible Assets, net at December 31, 2016	$1,791	$4,029	$5,820

Gross carrying amount at March 31, 2017	$4,600	$10,639	$15,239
Accumulated amortization	(2,921)	(6,862)	(9,783)

Intangible Assets, net at March 31, 2017	$1,679	$3,777	$5,456

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three months ended March 31, 2017.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$112	$112
Selling and marketing	252	252
Total	$364	$364

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2017 (remaining nine months)	$1,091
2018	1,455
2019	1,455
2020	1,455
Thereafter	—
Total	$5,456

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

The Company included $0.1 million and $0.1 million of interest expense during the three months ended March 31, 2017 and March 31, 2016, respectively, in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of March 31, 2017 is as follows (in thousands):

2017	$901
2018	1,237
2019	1,286
2020	1,433
2021	369
Present value discount factor	(657)
Total	4,569
Less: Current portion - payment obligation	(803)
Long-term payment obligation	3,766

7. Financial Liabilities

Financial liabilities consist of (in thousands):

	March 31,	December 31,
	2017	2016
Secured term loan	$10,000	$10,000
Bank revolving loan facility	7,928	8,300
Total before discount and debt issuance costs	17,928	18,300
Less: Current portion of financial liabilities	(8,262)	(8,300)
Less: Long-term portion of unamortized discount and debt issuance costs	(2,032)	(221)
Long-term financial liabilities	$7,634	$9,779

Bank Term Loan and Revolving Loan Facility

On March 31, 2014, the Company entered into a credit agreement (the “Credit Agreement”) with Opus. The Credit Agreement provided for a term loan in aggregate principal amount of $10.0 million (“Term Loan”) and an additional $10.0 million revolving loan facility (“Revolving Loan Facility”). On February 8, 2017, the Company entered into new Loan and Security Agreements. In connection with the closing of such agreements, the Company repaid all outstanding amounts under its Credit Agreement, as amended, with Opus. In evaluating the transaction, the Company compared the net present value cash flows under the existing Credit Agreement and the new Loan and Security Agreements to determine whether the terms of the new debt facility and the existing facility were "substantially different." As the net present value of cash flows varied by more than 10%, the Company concluded that the transaction should be accounted for as a debt extinguishment. As a result, the Company recorded a gain on extinguishment of debt totaling $977,000, representing the difference between the reacquisition price of the previous debt facility, net of cancelled warrants previously issued to Opus, and its net carrying amount.

On February 8, 2017, the Company entered into Loan and Security Agreements with each of EWB and VLL7 and VLL8. The Loan and Security Agreement with EWB provides for a $10.0 million revolving loan facility ("Revolving Loan Facility"), and the Loan Security Agreement with VLL7 and VLL8 provides for a term loan in aggregate principal amount of $10.0 million (the "Term Loan"). The obligations of the Company under each of the Revolving Loan Facility and the Term Loan and Security Agreements are secured by substantially all assets of the Company.

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

The proceeds of the Term Loan and the initial draw under Revolving Loan Facility, after payment of fees and expenses, were used to repay all outstanding amounts under the Credit Agreement with Opus. In connection with the repayment, warrants to purchase an aggregate of 400,000 shares of common stock issued to Opus were cancelled. The proceeds of any additional draws under the Revolving Loan Facility will be used for working capital and other general corporate purposes.

The following table summarizes the timing of repayment obligations for the Company’s financial liabilities for the next four years under the current terms of the Credit Agreement, as amended, at March 31, 2017 (in thousands):

	2018	2019	2020	2021	Total
Bank term loan and revolving loan facility	$11,261	$4,000	$2,667	$—	$17,928

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

The Company applies the provisions of, and accounted for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company generally is no longer subject to tax examinations for years prior to 2012. However, if loss carryforwards of tax years prior to 2011 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities. While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits would materially change in the next 12 months.

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

Net revenue and gross profit information by segment for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
PACS:
Net revenue	$5,364	$5,113
Gross profit	3,099	2,875
Gross profit margin	58%	56%
Identity:
Net revenue	3,089	2,506
Gross profit	1,124	951
Gross profit margin	36%	38%
Credentials:
Net revenue	4,935	4,436
Gross profit	1,470	1,214
Gross profit margin	30%	27%
All Other:
Net revenue	4	430
Gross profit	4	254
Gross profit margin	107%	59%
Total:
Net revenue	13,392	12,485
Gross profit	5,697	5,294
Gross profit margin	43%	42%
Operating expenses:
Research and development	1,477	2,085
Selling and marketing	3,379	4,216
General and administrative	1,787	4,577
Restructuring and severance	—	2,739
Total operating expenses:	6,643	13,617
Loss from operations	(946)	(8,323)
Non-operating income (expense):
Interest expense, net	(674)	(770)
Gain on extinguishment of debt	977	—
Foreign currency (losses) gains, net	(152)	229
Loss before income taxes and noncontrolling interest	$(795)	$(8,864)

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Americas	$8,777	$8,221
Europe and the Middle East	2,223	2,068
Asia-Pacific	2,392	2,196
Total	$13,392	$12,485
Revenues:
Americas	66%	66%
Europe and the Middle East	17%	17%
Asia-Pacific	17%	18%
Total	100%	100%

Long-lived assets by geographic location as of March 31, 2017 and December 31, 2016 are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Property and equipment, net:
Americas	$1,055	$1,100
Europe and the Middle East	136	162
Asia-Pacific	1,009	1,154
Total property and equipment, net	$2,200	$2,416

10. Restructuring and Severance

In the first quarter of 2016, the Company implemented a worldwide restructuring plan designed to refocus the Company’s resources on its core business segments, including physical access and transponders, and to consolidate its operations in several worldwide locations. The restructuring plan included reducing the Company’s non-manufacturing employee base, reallocating overhead roles into direct business activities and eliminating certain management and executive roles. In the first quarter of 2016, the Company incurred severance and facilities related costs of $2.7 million in connection with this restructuring plan.

All unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the condensed consolidated balance sheets at March 31, 2017 and December 31, 2016. Restructuring and severance activities during the three months ended March 31, 2017 and March 31, 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Balance at beginning of period	$237	$633
Restructuring expense incurred for the period	—	2,739
Payments and non-cash item adjustment during the period	(103)	(1,877)
Balance at end of period	$134	$1,495

11. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments as of March 31, 2017 (in thousands):

	Operating Leases	Purchase Commitments	Other Contractual Commitments	Total
2017	$1,035	$9,539	$29	$10,603
2018	659	—	—	659
2019	470	—	—	470
2020	264	—	—	264
2021	2	—	—	2
Thereafter	—	—	—	—
Total	$2,430	$9,539	$29	$11,998

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Quarterly Report under the heading “Risk Factors,” which are incorporated herein by reference. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 in our Annual Report on Form 10-K for the year ended December 31, 2016. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

With over 20 years of smart card reader, application and token experience, we are known for our expertise in this complex ecosystem.  We combine our deep technical expertise with an optimized supply chain, to provide what we believe to be the most optimal, cost-effective and high-quality smart card-based products.  Whether Identiv branded products, original equipment manufacturers (“OEM”) branded, or embedded chips or modules, our position is as the trusted business solution provider for all users and issuers of smart cards and embedded-chip applications.

Credentials

Our Credentials segment include NFC and RFID products, including inlays and inlaybased and other cards, labels, tags and stickers, as well as other radio frequency (“RF”) and integrated circuits (“IC”) components and are generally grouped into access cards and transponders. Our TS Cards product line, we believe, is the first complete solution to allow customers to pay only for the most basic low-frequency proximity access technology while having the ability to evolve to the higher-security, high-frequency and highest-security PKI-based access credentials.  This product line exemplifies our values:  we place no burden on our customers, instead providing the most cost-effective solution to their basic needs; and then delivering within this platform the ability for them to move to higher-level needs and capabilities, when they want, when they are ready and when they will realize economic and experience benefits.

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

All Other

The All Other segment includes legacy product lines, such as Chipdrive and Digital Media readers. The products included in the All Other segment do not meet the quantitative thresholds for determining reportable segments and therefore have been combined for reporting purposes. No revenues are expected to be generated beyond 2016.

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

For a discussion of our net revenue by segment and geographic location, see Note 9, Segment Reporting and Geographic Information in the accompanying notes to our unaudited condensed consolidated financial statements.

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Americas	$8,777	$8,221
Europe and the Middle East	2,223	2,068
Asia-Pacific	2,392	2,196
Total	$13,392	$12,485
Revenues:
Americas	66%	66%
Europe and the Middle East	17%	17%
Asia-Pacific	17%	18%
Total	100%	100%

Net Revenue Trends

Net revenue in the three months ended March 31, 2017 increased 7% compared with the first three months of 2016. Approximately 40% of our net revenue in the three months ended March 31, 2017 came from our PACS segment. Net revenue in the PACS segment was $5.4 million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively. Net revenue in our Credentials segment represented approximately 37% of our net revenue. Net revenue in the Credentials segment was $4.9 million in the three months ended March 31, 2017 compared to $4.4 million in the comparable period in 2016.  Net revenue in the Identity segment, which represents approximately 23% of total net revenue, was $3.1 million as compared to the prior year period of $2.5 million.

Net Revenue in the Americas

Net revenue in the Americas was approximately $8.8 million in the first three months of 2017, accounting for 66% of total net revenue, and was up 7% compared to $8.2 million in the first three months of 2016.  Net revenue from our PACS solution for security programs within various U.S. government agencies, as well as RFID and NFC products, inlays and tags comprise a significant proportion of our net revenue in the Americas region.

Net revenue in our PACS and Credential segments in the Americas increased by approximately 4% and 12%, respectively, in the first three months of 2017 compared with the same period of the previous year. PACS net revenue increases were primarily due to an increase in orders for physical access control solutions from federal government customers, and higher sales through our channel partners. Credentials segment net revenue increases were primarily due to higher transponder sales. Net revenue in our Identity segment increased in the three months ended March 31, 2017 compared to the comparable period of the previous year due primarily to higher reader sales.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our solution for trusted physical access is an attractive offering to help federal agency customers move towards compliance with federal directives and mandates. To expand our sales opportunities in the United States in general and with our U.S. Government customers in particular, we have strengthened our U.S. sales organization and our sales presence in Washington D.C.

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $4.6 million in the first three months of 2017, accounting for 34% of total net revenue and was up 8% compared to $4.3 million in the first three months of 2016 primarily as a result of increased sales in each of our Europe and the Middle East and Asia-Pacific regions. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our larger customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our PACS products increased from the prior year period due to higher sales of physical access control solutions in the Asia-Pacific region partially offset by lower sales in the Europe and Middle East regions. Net revenue from our Identity products increased by approximately 39% in the first three months of 2017 compared with the same period of the previous year, primarily due to higher sales of smart card readers in the Asia-Pacific region. Identity readers comprised approximately 41% of the net revenue throughout these regions in the first three months of 2017. Net revenue from our Credentials products, which comprised approximately 39% of sales in this region, increased by approximately 10% in the first three months of 2017 compared with the same period of the previous year primarily as a result of higher transponder and access card product sales in the Europe and the Middle East regions.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative spending) decreased 39% in the first three of months of 2017 compared with the same period of 2016. Research and development spending decreased by 29% in the first three months of 2017 compared with the same period of 2016 as the benefit of restructuring initiatives realized during the first three months of 2017. Selling and marketing spending in the first three months of 2017 was down by 20% compared with the first three months of 2016, due to cost saving initiatives taken in the sales and marketing organization reducing both headcount and marketing program spending. General and administrative spending in the first three months of 2017 decreased 61% from the same period in the previous year primarily due to lower legal and professional fees and the benefits of restructuring initiatives implemented in the beginning of 2016.

Results of Operations

The following table includes segment net revenue and segment net profit information for our PACS, Identity, Credentials and All Other segments and reconciles gross profit to results of continuing operations before income taxes and noncontrolling interest   (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	% Change
PACS:
Net revenue	$5,364	$5,113	5%
Gross profit	3,099	2,875	8%
Gross profit margin	58%	56%
Identity:
Net revenue	3,089	2,506	23%
Gross profit	1,124	951	18%
Gross profit margin	36%	38%
Credentials:
Net revenue	4,935	4,436	11%
Gross profit	1,470	1,214	21%
Gross profit margin	30%	27%
All Other:
Net revenue	4	430	(99%)
Gross profit	4	254	(98%)
Gross profit margin	107%	59%
Total:
Net revenue	13,392	12,485	7%
Gross profit	5,697	5,294	8%
Gross profit margin	43%	42%
Operating expenses:
Research and development	1,477	2,085	(29%)
Selling and marketing	3,379	4,216	(20%)
General and administrative	1,787	4,577	(61%)
Restructuring and severance	—	2,739	(100%)
Total operating expenses:	6,643	13,617	(51%)
Loss from operations	(946)	(8,323)	(89%)
Non-operating income (expense):
Interest expense, net	(674)	(770)	(12%)
Gain on extinguishment of debt	977	—	0%
Foreign currency (losses) gains, net	(152)	229	(166%)
Loss before income taxes and noncontrolling interest	$(795)	$(8,864)	(91%)

Net Revenue

Total net revenue in the first quarter of 2017 was $13.4 million, up 7% compared with $12.5 million in the first quarter of 2016.  Total net revenue was higher in the first three months of 2017, mainly driven by higher sales in our PACS, Identity and Credentials segments. A more detailed discussion of net revenue by segment follows below.

Net revenue in our PACS segment was $5.4 million in the first quarter of 2017, an increase of 5% from $5.1 million in the first quarter of 2016.  The increase in the three months ended March 31, 2017 primarily was due to higher sales of physical access control solutions, including an increase in professional services engagements, attributable to greater demand from federal government customers and higher sales through our channel partners compared to the comparable period of the prior year.

Net revenue in our Identity segment of $3.1 million in the first quarter of 2017 increased 23% from $2.5 million in the first quarter of 2016.  The increase in our Identity segment net revenue was primarily due to higher smart card reader sales in the U.S.  and the Asia-Pacific regions, partially offset by a decrease in smart card reader sales in the European market.

Net revenue in our Credentials segment was $4.9 million in the first quarter of 2017, an increase of 11% from $4.4 million in the first quarter of 2016.  The increase was primarily due to transponder sales to certain large customers for electronic gaming applications in the comparable periods of 2016 that were not repeated in the first quarter of 2017, partially offset by an increase in access card sales in the U.S.

Net revenue in our All Other segment was negligible in the first quarter of 2017, compared to $0.4 million in the first quarter of 2016. The decrease is due to the phasing out of our digital media product lines and the discontinuation of our Chipdrive product line.

Gross Profit

Gross profit for the first quarter of 2017 was $5.7 million, or 43% of net revenue, compared with $5.3 million or 42% of net revenue in the first quarter of 2016. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable. The increase in gross profit margins in 2017 was primarily attributable to the change in product mix, with a higher proportion of sales of lower margin physical access control system products and information readers and modules.

In our PACS segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers was $3.1 million in the first quarter of 2017 and $2.9 million in the first quarter of 2016. Gross profit was higher in the three months ended March 31, 2017 as a direct result of higher sales in the PACS segment during the period. Gross profit margins in the PACS segment of 58% were higher in the first quarter of 2017 compared to 56% in the comparable period of 2016 primarily attributable to the impact of product mix within the segment.

In our Identity segment, gross profit on sales of information readers and modules as well as cloud-based credential provisioning and management services was $1.1 million in the first quarter of 2017 compared to $1.0 million in the first quarter of 2016. Gross profit was higher in the three months ended March 31, 2017 as a direct result of higher sales in the Identity segment during the period. Gross profit margins in the Identity segment were lower in the three months ended March 31, 2017, at 36%, compared to the three months ended March 31, 2016 of 38%, due to product mix and lower margins on smart card readers following the go-to market change to a distribution sales model in certain international markets.

In our Credentials segment, gross profit on sales of physical access credentials and RFID and NFC inlays and tags used in electronic entertainment applications was $1.5 million in the first quarter of 2017 compared to $1.2 million in the first quarter of 2016. Gross profit margins in the Credentials segment were higher in the first quarter of 2017 at 30% compared to 27% in the first quarter of 2016 due to manufacturing inefficiencies attributable to lower transponder production volumes during the first quarter of 2016.

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

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2017 and March 31, 2016 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended March 31,
	2017	2016	% Change
Research and development	$1,477	$2,085	(29%)
as a % of net revenue	11%	17%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in the three months ended March 31, 2017 decreased primarily due to the benefit of restructuring initiatives implemented in the first quarter of 2016.

Selling and Marketing

	Three Months Ended March 31,
	2017	2016	% Change
Selling and marketing	$3,379	$4,216	(20%)
as a % of net revenue	25%	34%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses decreased primarily due to a reduction in headcount and marketing program spending attributable to our restructuring initiatives implemented in the first quarter of 2016.

General and Administrative

	Three Months Ended March 31,
	2017	2016	% Change
General and administrative	$1,787	$4,577	(61%)
as a % of net revenue	13%	37%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expenses decreased primarily due to lower legal and professional fees and the benefit of restructuring initiatives implemented in the first quarter of 2016.

Restructuring and Severance Charges

	Three Months Ended March 31,
	2017	2016	% Change
Restructuring and severance	$—	$2,739	(100%)

In the first quarter of 2016, we implemented a worldwide restructuring plan designed to refocus our resources on our core business segments, including physical access and transponders, and to consolidate our operations in several worldwide locations. The restructuring plan included reducing our non-manufacturing employee base, reallocating overhead roles into direct business activities and eliminating certain management and executive roles. In the first quarter of 2016, we incurred severance and facilities related restructuring costs of $2.7 million. No additional costs were incurred in the first quarter of 2017.

See Note 10, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net and Gain on Extinguishment of Debt

	Three Months Ended March 31,
	2017	2016	% Change
Interest expense, net	$(674)	$(770)	(12%)
Gain on extinguishment of debt	$977	$—	100%

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability to a long-term payment obligation arising from our acquisition of Hirsch Electronics Corporation. The lower net interest expense in the three months ended March 31, 2017 compared to the comparable period of 2016 is primarily due to a write-down of unamortized debt issuance costs of approximately $0.2 million relating to the loan facility modification in the first quarter of 2016.

The gain on extinguishment of debt represents the difference between the reacquisition price of the existing debt facility and its net carrying amount. See Note 7, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Foreign Currency Gains (Losses), Net

	Three Months Ended March 31,
	2017	2016	% Change
Foreign currency (losses) gains, net	$(152)	$229	N/A

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

Income Taxes

	Three Months Ended March 31,
	2017	2016	% Change
Income tax benefit (provision)	$118	$(59)	N/A
Effective tax rate	15%	(1%)

As of March 31, 2017, our deferred tax assets are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax benefit during the three months ended March 31, 2017. The effective tax rates for the three months ended March 31, 2017 and March 31, 2016 differ from the federal statutory rate of 34% primarily due to a change in valuation allowance, a true-up of prior taxes, changes to uncertain tax positions, and the provision or benefit in certain foreign jurisdictions, which are subject to lower tax rates.

Liquidity and Capital Resources

As of March 31, 2017, our working capital, which we define as current assets less current liabilities, was $8.2 million, a decrease of $0.9 million compared to $9.1 million as of December 31, 2016. As of March 31, 2017, our cash balance was $7.9 million.

The following summarizes our cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(781)	$(7,027)
Net cash used in investing activities	(50)	(244)
Net cash used in financing activities	(598)	—
Effect of exchange rates on cash	195	(441)
Net decrease in cash	(1,234)	(7,712)
Cash, beginning of period	9,116	16,667
Cash, end of period	$7,882	$8,955

Significant commitments that will require the use of cash in future periods include obligations under operating leases, a long-term payment obligation, secured note and revolver, purchase commitments and other obligations. Gross committed operating lease obligations were $2.4 million, the long-term payment obligation was $5.2 million, the bank term loan, revolving loan facility and interest related obligation were $17.6 million, and purchase commitments and other obligations were $9.5 million at March 31, 2017. Total commitments due within one year were $20.0 million and due thereafter were $14.8 million at March 31, 2017. These commitment levels as of March 31, 2017 are based on existing terms of our operating leases, obligations with suppliers, a liability to a former related party and an existing credit agreement.

Cash used in operating activities for the three months ended March 31, 2017 was primarily due to the net loss of $0.7 million and by decreases in cash from net changes in operating assets and liabilities of $0.7 million, partially offset by adjustments for certain non-cash items of $0.6 million, consisting primarily of a gain on extinguishment of debt, depreciation, amortization, amortization of debt issuance costs, and stock-based compensation. For the three months ended March 31, 2016, cash used in operating activities was primarily due to the net loss of $8.9 million and decreases in cash from net changes in operating assets and liabilities of $0.7 million which were partially offset by adjustments for certain non-cash items of $2.6 million.

Cash used in investing activities for the three months ended March 31, 2017 and 2016 was less than $0.1 million and $0.2 million, respectively, and was related to capital expenditures.

Cash used in financing activities during the three months ended March 31, 2017 related to borrowings of debt, net of issuance costs, of $21.5 million, offset by repayments of debt of $22.0 million and taxes paid related to net share settlement of restricted stock units of $0.1 million. No cash was provided by or used in financing activities during the three months ended March 31, 2016.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of March 31, 2017, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally most of our foreign subsidiaries have accumulated deficits and cash positions that are held outside the U.S. and are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the U.S. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2017, the amount of cash held at such subsidiaries was $1.5 million. We have not, nor do we currently anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

On February 8, 2017, we entered into Loan and Security Agreements with East West Bank, and Venture Lending & Leasing VII, Inc., or VLL7, and Venture Lending & Leasing VIII, Inc., or VLL8. The Loan and Security Agreement with East West Bank provides for a $10.0 million revolving loan facility, and the Loan and Security Agreement with VLL7 and VLL8 provides for a term loan in aggregate principal amount of $10.0 million. In connection with the closing of both Loan and Security Agreements, we repaid all outstanding amounts under our Credit Agreement with Opus Bank. See Note 7, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information.

We have historically incurred operating losses and negative cash flows from operating activities. As of March 31, 2017, we have a total accumulated deficit of $392.2 million. During the three months ended March 31, 2017, we had a consolidated net loss of $0.7 million. Although we have, and expect to continue, to realize benefits of our restructuring initiatives implemented in 2016, we may continue to incur losses in the future.

We believe our existing cash balance, together with cash generated from operations and available credit under our Loan and Security Agreements, will be sufficient to satisfy our working capital needs to fund operations for the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also finance our cash requirements through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital, if required, will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreements impose restrictions on our operations, increases our fixed payment obligations and have restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

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

During the three months ended March 31, 2017, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report for a description of recent accounting pronouncements, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended March 31, 2017. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the three months ended March 31, 2017, as required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and CFO, concluded that as of March 31, 2017, our disclosure controls and procedures were not effective because of the material weakness described below in Management’s Report on Internal Control over Financial Reporting.  Notwithstanding the material weakness discussed below, our management, including our CEO and  CFO, has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management, including our CEO and CFO, assessed our internal control over financial reporting as of March 31, 2017.  In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2017, due to the following material weakness.

Inadequate design and application of controls related to financial statement close process – In connection with the audit of the Company’s financial statements as of and for the year ended December 31, 2015, the Company identified a material weakness in internal control over financial reporting during 2015 and that material weakness has not been fully remediated as of March 31, 2017. Management determined that the design and operating effectiveness of the Company’s controls over the financial statement close process related to the application of our accounting policies and the presentation of disclosures in the financial statements had been inadequate.  Specifically, this material weakness arises from insufficient review and oversight of the recording of complex and non-routine transactions, including revenue transactions, due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP. A similar material weakness was previously identified and disclosed in our Annual Report on Form 10-K for the years ended December 31, 2012 and 2013, and a remediation plan was implemented.

Remediation of Material Weakness in Internal Control Over Financial Reporting

A number of remediation actions and organizational changes have been enacted to address specific control weaknesses identified in our revenue and expenditure cycles, and we completed the move to a single accounting system across substantially all our businesses during the course of 2016.  In particular, we have carried out the financial close and consolidation process entirely within our new system environment since the second quarter of 2016.  Additionally, as part of our restructuring changes announced in the first quarter of 2016, we continued to streamline our global operations and concentrate our accounting and finance function in Orange County, California, close to our executive management and U.S. GAAP resources. Management expects to complete the implementation of remediation measures, and as a result remediate the existing material weakness described above, during 2017.

In addition, under the direction of the Audit Committee of the Board of Directors, our management will continue to review and make necessary changes to the overall design of our internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures to address control deficiencies.

Changes in Internal Controls over Financial Reporting

Other than the items noted above, we have made no changes to our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On December 16, 2015, we and certain of our present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934. On May 3, 2016, the court-appointed lead plaintiff Thomas Cunningham in the Rok lawsuit filed an amended complaint and a notice of dismissal without prejudice of all current or former officers and directors other than Jason Hart and Brian Nelson. On June 6, 2016, each of us, Jason Hart, and Brian Nelson filed a motion to dismiss for failure to state a claim upon which relief can be granted in the Rok lawsuit; on August 5, 2016, the court granted those motions with leave for the lead plaintiff to file a second amended complaint. On September 12, 2016, the lead plaintiff in the Rok lawsuit filed a second amended complaint. On October 10, 2016, each of us, Jason Hart, and Brian Nelson filed a motion to dismiss that second amended complaint for failure to state a claim upon which relief can be granted in the Rok lawsuit; on January 4, 2017, the court granted those motions with prejudice and entered judgment for us and the other defendants and against the lead plaintiff.  On February 6, 2017, the lead plaintiff initiated an appeal of the court’s decision in the Ninth Circuit Court of Appeals.  Following the lead plaintiff’s routine request to extend filing deadlines, which the Court of Appeals approved, the lead plaintiff’s opening appellate brief is currently scheduled to be filed by June 14, 2017, the answering briefs of the Company and the other defendants are currently scheduled to be filed by July 14, 2017, and the lead plaintiff’s optional reply brief is currently scheduled to be filed by fourteen days from the date of service of the answering briefs. In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-CRB, alleging breach of fiduciary duty and waste claims.  On January 25, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that we made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  On May 2, 2016, the court in the Chopra lawsuit entered an order staying proceedings in the Chopra lawsuit in favor of the Oswald lawsuit, based on a stipulation to that effect filed by the parties in the Chopra lawsuit on April 28, 2016.  Similarly, on June 28, 2016, the court in the Wollnik lawsuit entered a stipulated order staying proceedings in the Wollnik lawsuit in favor of the Oswald lawsuit.  On June 17, 2016, the plaintiff in the Oswald lawsuit filed an amended complaint.  On August 1, 2016, we filed a motion to dismiss for failure by plaintiff to make a pre-lawsuit demand on our board of directors, which motion was heard on October 14, 2016. The judge in the Oswald lawsuit issued an order on November 7, 2016 granting our motion to dismiss, without prejudice.  In addition, the court stayed the case so that plaintiff could exercise whatever rights he had under Section 220 of the Delaware General Corporation Law.  On or around November 30, 2016, the plaintiff purported to serve a books and records demand under Section 220 of the Delaware General Corporation Law.  We have responded to that demand. On March 21, 2017, we and the plaintiff in the Oswald lawsuit filed a stipulation and proposed order lifting the stay of the case, granting the plaintiff leave to amend, and setting a briefing schedule.  That stipulation proposed that the judge’s stay of the case entered November 7, 2016 be lifted, that a stay of proceedings as to the individual defendants that the judge previously entered remain in place, that the plaintiff may file a second amended complaint on or before April 10, 2017, that we may file a motion to dismiss that second amended complaint on or before May 12, 2017, that the plaintiff’s opposition to such a motion to dismiss shall be filed on or before June 12, 2017, that our reply in support of such a motion shall be filed on or before June 30, 2017, and that the hearing on such a motion to dismiss shall be held on August 11, 2017 or such other date as the court may order.  On March 22, 2017, the court entered an order approving that stipulation.  The plaintiff in the Oswald lawsuit filed his Second Amended Complaint on April 10, 2017. We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

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

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

IDENTIV, INC.

May 12, 2017	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

May 12, 2017	By:	/S/ Sandra Wallach
Sandra Wallach
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	DESCRIPTION OF DOCUMENT

4.1	Warrant issued to East West Bank. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 14, 2017.)

4.2	Warrant issued to Venture Lending & Leasing VII, Inc. (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 14, 2017.)

4.3	Warrant issued to Venture Lending & Leasing VIII, Inc. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 14, 2017.)

10.1

Loan and Security Agreement between the Company and East West Bank, dated February 8, 2017. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 14, 2017.)

10.2

Loan and Security Agreement between the Company and Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc., dated February 8, 2017.  (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 14, 2017.)

10.3

Supplement to the Loan and Security Agreement dated as of February 8, 2017 between the Company and Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 14, 2017.)

10.4#	Offer Letter between Identiv, Inc. and Sandra Wallach. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

#	Management contract or compensatory arrangement.