Form 10-Q
period 2017-06-30
Identiv, Inc.
filed 2017-08-11
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 4, 2017, the registrant had 14,068,272 shares of common stock, $0.001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash	$17,968	$9,116
Accounts receivable, net of allowances of $301 and $307 as of June 30, 2017 and December 31, 2016, respectively	10,636	9,430
Inventories	12,520	11,596
Prepaid expenses and other current assets	1,898	1,510
Total current assets	43,022	31,652
Property and equipment, net	2,005	2,416
Intangible assets, net	5,092	5,820
Other assets	725	712
Total assets	$50,844	$40,600
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$8,500	$6,024
Current portion - payment obligation	844	786
Current portion - financial liabilities, net of discount and debt issuance costs of $461 and $180, respectively	8,570	8,119
Deferred revenue	1,137	1,085
Accrued compensation and related benefits	1,412	1,520
Other accrued expenses and liabilities	3,425	5,032
Total current liabilities	23,888	22,566
Long-term payment obligation	3,533	3,987
Long-term financial liabilities, net of discount and debt issuance costs of $1,792 and $221, respectively	7,047	9,779
Other long-term liabilities	196	335
Total liabilities	34,664	36,667
Commitments and contingencies (see Note 11)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value: 50,000 shares authorized; 14,830 and 11,836 shares issued and 14,073 and 11,109 shares outstanding as of June 30, 2017 and December 31, 2016, respectively	14	11
Additional paid-in capital	415,105	400,266
Treasury stock, 757 and 727 shares as of June 30, 2017 and December 31, 2016, respectively	(6,862)	(6,708)
Accumulated deficit	(394,100)	(391,509)
Accumulated other comprehensive income	2,196	2,053
Total Identiv, Inc. stockholders' equity	16,353	4,113
Noncontrolling interest	(173)	(180)
Total stockholders´ equity	16,180	3,933
Total liabilities and stockholders´equity	$50,844	$40,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net revenue	$14,840	$13,476	$28,232	$25,961
Cost of revenue	9,157	8,207	16,852	15,398
Gross profit	5,683	5,269	11,380	10,563
Operating expenses:
Research and development	1,511	1,432	2,988	3,517
Selling and marketing	3,315	3,279	6,694	7,495
General and administrative	2,085	2,982	3,872	7,559
Restructuring and severance	—	201	—	2,940
Total operating expenses	6,911	7,894	13,554	21,511
Loss from operations	(1,228)	(2,625)	(2,174)	(10,948)
Non-operating income (expense):
Interest expense, net	(678)	(519)	(1,352)	(1,289)
Gain on extinguishment of debt	—	—	977	—
Foreign currency gains (losses), net	1	45	(151)	274
Loss before income taxes and noncontrolling interest	(1,905)	(3,099)	(2,700)	(11,963)
Income tax benefit	1	129	119	70
Loss before noncontrolling interest	(1,904)	(2,970)	(2,581)	(11,893)
Less: Income (loss) attributable to noncontrolling interest	—	7	(10)	5
Net loss attributable to Identiv, Inc.	$(1,904)	$(2,963)	$(2,591)	$(11,888)
Basic and diluted net loss per share attributable to Identiv, Inc.	$(0.15)	$(0.27)	$(0.22)	$(1.10)
Weighted average shares used to compute basic and diluted loss per share	12,657	10,790	12,008	10,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(1,904)	$(2,970)	$(2,581)	$(11,893)
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(43)	(182)	140	(221)
Total other comprehensive income (loss), net of income taxes	(43)	(182)	140	(221)
Comprehensive loss	(1,947)	(3,152)	(2,441)	(12,114)
Less: Comprehensive (income) loss attributable to noncontrolling interest	(1)	12	(7)	24
Comprehensive loss attributable to Identiv, Inc. common stockholders	$(1,948)	$(3,140)	$(2,448)	$(12,090)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

Six Months Ended June 30, 2017

(Unaudited, in thousands)

	Identiv, Inc. Stockholders´ Equity
			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2016	11,109	$11	$400,266	$(6,708)	$(391,509)	$2,053	$(180)	$3,933
Net loss	—	—	—	—	(2,591)	—	10	(2,581)
Other comprehensive loss	—	—	—	—	—	143	(3)	140
Issuance of common stock in connection with public offering	2,845	3	12,550	—	—	—	—	12,553
Issuance of warrants	—	—	2,319	—	—	—	—	2,319
Issuance of common stock in connection with vesting of stock awards	149	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,252	—	—	—	—	1,252
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	(30)	—	—	(154)	—	—	—	(154)
Cancellation of reacquired warrants from extinguishment of debt	—	—	(1,282)	—	—	—	—	(1,282)
Balances, June 30, 2017	14,073	$14	$415,105	$(6,862)	$(394,100)	$2,196	$(173)	$16,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,581)	$(11,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,376	1,640
Gain on extinguishment of debt	(977)	—
Accretion of interest on long-term payment obligation	195	207
Amortization of debt issuance costs	421	503
Stock-based compensation expense	1,252	1,382
Loss on disposal of fixed assets	—	326
Changes in operating assets and liabilities:
Accounts receivable	(1,182)	(991)
Inventories	(911)	1,058
Prepaid expenses and other assets	(401)	(137)
Accounts payable	2,491	1,266
Payment obligation liability	(591)	(578)
Deferred revenue	52	(283)
Accrued expenses and other liabilities	(1,829)	1,279
Net cash used in operating activities	(2,685)	(6,221)
Cash flows from investing activities:
Capital expenditures	(264)	(341)
Net cash used in investing activities	(264)	(341)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	31,430	—
Repayments of debt	(32,118)	—
Sale of common stock, net of issuance costs	12,553	—
Taxes paid related to net share settlement of restricted stock units	(154)	(100)
Net cash provided by (used in) financing activities	11,711	(100)
Effect of exchange rates on cash	90	(603)
Net increase (decrease) in cash	8,852	(7,265)
Cash at beginning of period	9,116	16,667
Cash at end of period	$17,968	$9,402
Supplemental Disclosures of Cash Flow Information
Interest paid	$930	$785
Taxes paid	$65	$101
Non-cash investing and financing activities:
Warrants issued as debt issuance costs in connection with debt agreements	$2,319	$232
Property and equipment included in accruals	$—	$128
Restricted stock units issued to settle liability	$—	$387

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identiv, Inc. (“Identiv” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The Company may experience significant variations in demand for its products quarter to quarter and typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results. The December 31, 2016 balance sheet was derived from the audited financial statements as of that date.

Concentration of Credit Risk — No customer represented more than 10% of net revenue for either of the three or six months ended June 30, 2017.  One customer represented 11% and 10% of net revenue for the three and six months ended June 30, 2016, respectively.  No customer represented more than 10% of the Company’s accounts receivable balance at June 30, 2017 or December 31, 2016.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its financial position or results of operations upon adoption.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2017 and December 31, 2016, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of June 30, 2017 and December 31, 2016.

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

As of June 30, 2017 and December 31, 2016, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2017 and December 31, 2016, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

3. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share. No shares of the Company’s preferred stock, including the Series A Participating Preferred Stock, were outstanding as of June 30, 2017 and December 31, 2016. The Company’s board of directors may from time to time, without further action by the Company’s stockholders, direct the issuance of shares of preferred stock in series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of shares of the Company’s common stock. Upon the affirmative vote of the Board, without stockholder approval, the Company may issue shares of preferred stock with voting and conversion rights which could adversely affect the holders of shares of its common stock.

Sale of Common Stock

In May 2017, the Company sold an aggregate of 2,845,360 shares of its common stock at a public offering price of $4.85 per share in an underwritten public offering. The Company received net proceeds of approximately $12.6 million from the sale of the common stock in the public offering, after deducting the underwriting discount and other offering related expenses of $1.2 million. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes. The Company may also use a portion of the net proceeds from the offering to acquire or invest in complementary technologies or other assets.

Common Stock Warrants

On August 13, 2014, in connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “2014 Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the 2014 Consultant Warrant was issued and quarterly thereafter. The 2014 Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the 2014 Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of June 30, 2017, the 2014 Consultant Warrant has not been exercised.

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

On August 14, 2013, in a private placement, the Company issued 834,847 shares of its common stock at a price of $8.50 per share and warrants to purchase an additional 834,847 shares of its common stock with an exercise price of $10.00 per share (the “2013 Private Placement Warrants”) to accredited and other qualified investors (the “Investors”). The 2013 Private Placement Warrants have a term of four years and are exercisable beginning six months following the date of issuance. In addition, the placement agent was issued warrants to purchase 100,000 shares of common stock at an exercise price of $10.00 per share as compensation. Subsequent to issuance, warrants to purchase an aggregate of 747,969 shares were exercised. The number of shares issuable upon exercise of the 2013 Private Placement Warrants is subject to adjustment for any stock dividends, stock splits or distributions by the Company, or upon any merger or consolidation or sale of assets of the Company, tender or exchange offer for the Company’s common stock, or a reclassification of the Company’s common stock. As of June 30, 2017, 186,878 of the warrants had not been exercised.

Below is the summary of outstanding warrants issued by the Company as of June 30, 2017:

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

Stock Option Plans

A summary of activity for the Company’s stock option plans for the six months ended June 30, 2017 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2016	832,941	$7.11		$—
Granted	—	—
Cancelled or Expired	(142,629)	10.50
Exercised	—	—
Balance at June 30, 2017	690,312	$6.41	7.85	$396,594
Vested or expected to vest at June 30, 2017	671,191	$6.46	7.83	$380,325
Exercisable at June 30, 2017	410,132	$7.44	7.27	$173,958

The following table summarizes information about options outstanding as of June 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	480,810	8.70	$4.49	228,243	$4.62
$7.50 - $11.30	169,221	6.50	9.24	141,608	9.16
$12.00 - $19.70	27,390	3.21	13.66	27,390	13.66
$21.70 - $29.20	12,891	3.86	25.37	12,891	25.37
$4.36 - $29.20	690,312	7.85	$6.41	410,132	$7.44

At June 30, 2017, there was $0.8 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 1.9 years.

Restricted Stock and Restricted Stock Units

The following is a summary of restricted stock and restricted stock unit (“RSU”) activity for the six months ended June 30, 2017:

	Number Outstanding	Weighted Average Fair Value
Unvested at December 31, 2016	1,973,459	$2.80
Granted	120,180	5.46
Vested	(212,519)	4.51
Forfeited	(127,282)	3.21
Unvesteed at June 30, 2017	1,753,838	$2.74
Shares vested but not released	278,552	$2.35

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 30, 2017, there was $4.2 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.9 years. As of June 30, 2017, an aggregate of 1,475,286 RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$23	$23	$47	$46
Research and development	116	52	231	136
Selling and marketing	110	78	270	285
General and administrative	412	292	704	915
Total	$661	$445	$1,252	$1,382

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2017 was as follows:

Exercise of outstanding stock options and vesting of RSUs	2,722,701
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	503,346
Noncontrolling interest in Bluehill AG	10,355
Warrants to purchase common stock	951,878
Total	4,482,168

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. For the three and six months ended June 30, 2017 and 2016, common stock equivalents consisting of outstanding stock options, RSUs and warrants were excluded from the calculation of diluted net loss per share because these securities were anti-dilutive due to the net loss in the respective periods. The total number of common stock equivalents excluded from diluted net loss per share relating to these securities was 3,406,382 common stock equivalents for both the three and six months ended June 30, 2017, and 2,130,423 common stock equivalents for both the three and six months ended June 30, 2016, respectively.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income (“AOCI”) at June 30, 2017 and December 31, 2016 consists of foreign currency translation adjustments totaling $2.2 million and $2.1 million, respectively.

4. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	June 30,	December 31,
	2017	2016
Raw materials	$3,797	$3,346
Work-in-progress	635	285
Finished goods	8,088	7,965
Total	$12,520	$11,596

Property and equipment, net consists of (in thousands):

	June 30,	December 31,
	2017	2016
Building and leasehold improvements	$1,828	$1,884
Furniture, fixtures and office equipment	2,119	2,002
Plant and machinery	8,944	8,848
Purchased software	1,878	1,717
Total	14,769	14,451
Accumulated depreciation	(12,764)	(12,035)
Property and equipment, net	$2,005	$2,416

The Company recorded depreciation expense of $0.4 million and $0.4 million during the three months ended June 30, 2017 and 2016, respectively, and $0.6 million and $0.9 million during the six months ended June 30, 2017 and 2016, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	June 30,	December 31,
	2017	2016
Accrued restructuring	$64	$237
Accrued professional fees	1,532	2,371
Income taxes payable	282	334
Other accrued expenses	1,547	2,090
Total	$3,425	$5,032

5. Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

	Existing	Customer
	Technology	Relationship	Total
Amortization period (in years)	11.75	4.0 – 11.75

Gross carrying amount at December 31, 2016	$4,600	$10,639	$15,239
Accumulated amortization	(2,809)	(6,610)	(9,419)

Intangible Assets, net at December 31, 2016	$1,791	$4,029	$5,820

Gross carrying amount at June 30, 2017	$4,600	$10,639	$15,239
Accumulated amortization	(3,033)	(7,114)	(10,147)

Intangible Assets, net at June 30, 2017	$1,567	$3,525	$5,092

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three and six months ended June 30, 2017.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$112	$112	$224	$224
Selling and marketing	252	252	504	504
Total	$364	$364	$728	$728

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years as of June 30, 2017 is as follows (in thousands):

2017 (remaining six months)	$727
2018	1,455
2019	1,455
2020	1,455
Thereafter	—
Total	$5,092

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

The Company included $0.1 million and $0.2 million of interest expense during the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.2 million of interest expense during the three and six months ended June 30, 2016, respectively, in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of June 30, 2017 is as follows (in thousands):

2017 (remaining six months)	$600
2018	1,237
2019	1,286
2020	1,433
2021	369
Present value discount factor	(548)
Total	4,377
Less: Current portion - payment obligation	(844)
Long-term payment obligation	3,533

7. Financial Liabilities

Financial liabilities consist of (in thousands):

	June 30,	December 31,
	2017	2016
Secured term loan	$10,000	$10,000
Bank revolving loan facility	7,870	8,300
Total before discount and debt issuance costs	17,870	18,300
Less: Current portion of financial liabilities	(9,031)	(8,300)
Less: Long-term portion of unamortized discount and debt issuance costs	(1,792)	(221)
Long-term financial liabilities	$7,047	$9,779

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

As of June 30, 2017, the Company was in compliance with all financial covenants under the Revolving Loan Facility and the Term Loan.

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

The following table summarizes the timing of repayment obligations for the Company’s financial liabilities for the next four years under the current terms of the Credit Agreement, as amended, at June 30, 2017 (in thousands):

	2018	2019	2020	2021	Total
Bank term loan and revolving loan facility	$10,864	$4,028	$2,978	$—	$17,870

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

Net revenue and gross profit information by segment for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
PACS:
Net revenue	$5,824	$5,542	$11,188	$10,655
Gross profit	3,045	3,035	6,144	5,910
Gross profit margin	52%	55%	55%	55%
Identity:
Net revenue	4,058	2,909	7,147	5,415
Gross profit	1,313	1,014	2,437	1,965
Gross profit margin	32%	35%	34%	36%
Credentials:
Net revenue	4,959	4,875	9,894	9,311
Gross profit	1,323	1,213	2,793	2,427
Gross profit margin	27%	25%	28%	26%
All Other:
Net revenue	(1)	150	3	580
Gross profit	2	7	6	261
Gross profit margin	-200%	5%	200%	45%
Total:
Net revenue	14,840	13,476	28,232	25,961
Gross profit	5,683	5,269	11,380	10,563
Gross profit margin	38%	39%	40%	41%
Operating expenses:
Research and development	1,511	1,432	2,988	3,517
Selling and marketing	3,315	3,279	6,694	7,495
General and administrative	2,085	2,982	3,872	7,559
Restructuring and severance	—	201	—	2,940
Total operating expenses:	6,911	7,894	13,554	21,511
Loss from operations	(1,228)	(2,625)	(2,174)	(10,948)
Non-operating income (expense):
Interest expense, net	(678)	(519)	(1,352)	(1,289)
Gain on extinguishment of debt	—	—	977	—
Foreign currency gains (losses), net	1	45	(151)	274
Loss before income taxes and noncontrolling interest	$(1,905)	$(3,099)	$(2,700)	$(11,963)

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Americas	$9,495	$9,198	$18,603	$17,419
Europe and the Middle East	2,117	1,752	3,996	3,820
Asia-Pacific	3,228	2,526	5,633	4,722
Total	$14,840	$13,476	$28,232	$25,961
Revenues:
Americas	64%	68%	66%	67%
Europe and the Middle East	14%	13%	14%	15%
Asia-Pacific	22%	19%	20%	18%
Total	100%	100%	100%	100%

Long-lived assets by geographic location as of June 30, 2017 and December 31, 2016 are as follows (in thousands):

	June 30,	December 31,
	2017	2016
Property and equipment, net:
Americas	$935	$1,100
Europe and the Middle East	144	162
Asia-Pacific	926	1,154
Total property and equipment, net	$2,005	$2,416

10. Restructuring and Severance

In the first quarter of 2016, the Company implemented a worldwide restructuring plan designed to refocus the Company’s resources on its core business segments, including physical access and transponders, and to consolidate its operations in several worldwide locations. The restructuring plan included reducing the Company’s non-manufacturing employee base, reallocating overhead roles into direct business activities and eliminating certain management and executive roles. In the first six months of 2016, the Company incurred severance and facilities related costs of $2.9 million in connection with this restructuring plan. No restructuring costs were incurred in 2017.

All unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the condensed consolidated balance sheets at June 30, 2017 and December 31, 2016. Restructuring and severance activities during the six months ended June 30, 2017 and 2016 were as follows (in thousands):

	Six Months Ended June 30,
	2017	2016
Balance at beginning of period	$237	$633
Restructuring expense incurred for the period	—	2,940
Payments and non-cash item adjustment during the period	(173)	(2,487)
Balance at end of period	$64	$1,086

11. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments as of June 30, 2017 (in thousands):

	Operating Leases	Purchase Commitments	Other Contractual Commitments	Total
2017	$636	$11,492	$35	$12,163
2018	974	—	—	974
2019	864	—	—	864
2020	672	—	—	672
2021	417	—	—	417
Thereafter	35	—	—	35
Total	$3,598	$11,492	$35	$15,125

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

12. Subsequent Events

On August 7, 2017, the Company received notification that its insurance provider agreed to reimburse the Company for certain legal fees incurred in connection with matters related to a complaint by a former employee alleging, among other things, certain expense reimbursement issues with respect to certain executive officers and certain other employees of the Company, related investigations, the class and derivative litigation and all related proceedings. The Company expects to recognize a credit to operating expenses of $400,000 in its condensed consolidated statement of operations in the third quarter of 2017.

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

All Other

The All Other segment includes legacy product lines, such as Chipdrive and Digital Media readers. The products included in the All Other segment do not meet the quantitative thresholds for determining reportable segments and therefore have been combined for reporting purposes. No revenues are expected to be generated in 2017.

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

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in California, Chennai, India, and Munich, Germany, and local operations and sales facilities in Germany, the United Kingdom, Hong Kong, Singapore, India and the United States. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

For a discussion of our net revenue by segment and geographic location, see Note 9, Segment Reporting and Geographic Information in the accompanying notes to our unaudited condensed consolidated financial statements.

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Americas	$18,603	$17,419
Europe and the Middle East	3,996	3,820
Asia-Pacific	5,633	4,722
Total	$28,232	$25,961
Revenues:
Americas	66%	67%
Europe and the Middle East	14%	15%
Asia-Pacific	20%	18%
Total	100%	100%

Net Revenue Trends

Net revenue in the six months ended June 30, 2017 increased 9% compared with the first six months of 2016. Approximately 40% of our net revenue in the six months ended June 30, 2017 came from our PACS segment. Net revenue in the PACS segment was $11.2 million and $10.7 million for the six months ended June 30, 2017 and 2016, respectively. Net revenue in our Credentials segment represented approximately 35% of our net revenue. Net revenue in the Credentials segment was $9.9 million in the six months ended June 30, 2017 compared to $9.3 million in the comparable period in 2016.  Net revenue in the Identity segment, which represented approximately 25% of total net revenue, was $7.1 million as compared to the prior year period of $5.4 million.

Net Revenue in the Americas

Net revenue in the Americas was approximately $18.6 million in the first six months of 2017, accounting for 66% of total net revenue, and was up 7% compared to $17.4 million in the first six months of 2016.  Net revenue from our PACS solution for security programs within various U.S. government agencies, as well as RFID and NFC products, inlays and tags comprise a significant proportion of our net revenue in the Americas region.

Net revenue in our PACS and Credential segments in the Americas increased by approximately 10% and 9%, respectively, in the first six months of 2017 compared with the same period of the previous year. PACS net revenue increases were primarily due to an increase in orders for physical access control solutions from federal government customers, and higher sales through our channel partners. Credentials segment net revenue increases were primarily due to higher transponder sales. Net revenue in our Identity segment decreased in the six months ended June 30, 2017 compared to the comparable period of the previous year due primarily to lower reader sales.

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

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $9.6 million in the first six months of 2017, accounting for 34% of total net revenue and was up 13% compared to $8.5 million in the first six months of 2016 primarily as a result of increased sales in each of our Europe and the Middle East and Asia-Pacific regions. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our larger customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our PACS products decreased from the prior year period due to lower sales of physical access control solutions in both the Europe and the Middle East region and the Asia-Pacific region. Net revenue from our Identity products increased by approximately 61% in the first six months of 2017 compared with the same period of the previous year, primarily due to higher sales of smart card readers in the Asia-Pacific region. Identity readers comprised approximately 53% of the net revenue throughout these regions in the first six months of 2017. Net revenue from our Credentials products, which comprised approximately 36% of sales in this region, in the first six months of 2017 was comparable with the same period of the previous year primarily as a result of higher transponder product sales in the Europe and the Middle East regions offset by lower transponder and access card product sales in the Asia-Pacific region.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative spending) decreased 27% in the first six of months of 2017 compared with the same period of 2016. Research and development spending decreased by 15% in the first six months of 2017 compared with the same period of 2016 as the benefit of restructuring initiatives realized during the first six months of 2016. Selling and marketing spending in the first six months of 2017 was down by 11% compared with the first six months of 2016, due to cost saving initiatives taken in the sales and marketing organization reducing both headcount and marketing program spending. General and administrative spending in the first six months of 2017 decreased 49% from the same period in the previous year primarily due to lower legal and professional fees and the benefits of restructuring initiatives implemented in the beginning of 2016.

Results of Operations

The following table includes segment net revenue and segment net profit information for our PACS, Identity, Credentials and All Other segments and reconciles gross profit to results of continuing operations before income taxes and noncontrolling interest   (dollars in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
PACS:
Net revenue	$5,824	$5,542	5%	$11,188	$10,655	5%
Gross profit	3,045	3,035	0%	6,144	5,910	4%
Gross profit margin	52%	55%		55%	55%
Identity:
Net revenue	4,058	2,909	39%	7,147	5,415	32%
Gross profit	1,313	1,014	29%	2,437	1,965	24%
Gross profit margin	32%	35%		34%	36%
Credentials:
Net revenue	4,959	4,875	2%	9,894	9,311	6%
Gross profit	1,323	1,213	9%	2,793	2,427	15%
Gross profit margin	27%	25%		28%	26%
All Other:
Net revenue	(1)	150	(101%)	3	580	(99%)
Gross profit	2	7	(71%)	6	261	(98%)
Gross profit margin	(200%)	5%		200%	45%
Total:
Net revenue	14,840	13,476	10%	28,232	25,961	9%
Gross profit	5,683	5,269	8%	11,380	10,563	8%
Gross profit margin	38%	39%		40%	41%
Operating expenses:
Research and development	1,511	1,432	6%	2,988	3,517	(15%)
Selling and marketing	3,315	3,279	1%	6,694	7,495	(11%)
General and administrative	2,085	2,982	(30%)	3,872	7,559	(49%)
Restructuring and severance	—	201	(100%)	-	2,940	(100%)
Total operating expenses:	6,911	7,894	(12%)	13,554	21,511	(37%)
Loss from operations	(1,228)	(2,625)	(53%)	(2,174)	(10,948)	(80%)
Non-operating income (expense):
Interest expense, net	(678)	(519)	31%	(1,352)	(1,289)	5%
Gain on extinguishment of debt	—	—	0%	977	—	0%
Foreign currency gains (losses), net	1	45	(98%)	(151)	274	(155%)
Loss before income taxes and noncontrolling interest	$(1,905)	$(3,099)	(39%)	$(2,700)	$(11,963)	(77%)

Net Revenue

Total net revenue in the second quarter of 2017 was $14.8 million, up 10% compared with $13.5 million in the second quarter of 2016.  For the six months ended June 30, 2017, total net revenue was $28.2 million, up 9% compared with $26.0 million for the comparable period for 2016.  Total net revenue was higher in the first six months of 2017, mainly driven by higher sales in our PACS, Identity and Credentials segments. A more detailed discussion of net revenue by segment follows below.

Net revenue in our PACS segment was $5.8 million in the second quarter of 2017, an increase of 5% from $5.5 million in the second quarter of 2016.  In the six months ended June 30, 2017, net revenue in our PACS segment was $11.2 million, an increase of 5% from $10.7 million in the six months ended June 30, 2016.  The increase in the six months ended June 30, 2017 primarily was due to higher sales of physical access control solutions, including an increase in professional services engagements, attributable to greater demand from federal government customers and higher sales through our channel partners compared to the comparable period of the prior year.

Net revenue in our Identity segment of $4.1 million in the second quarter of 2017 increased 39% from $2.9 million in the second quarter of 2016.  In the six months ended June 30, 2017, net revenue in our Identity segment was $7.1 million, an increase of 32% from $5.4 million in the six months ended June 30, 2016.  The increase in our Identity segment net revenue was primarily due to higher smart card reader sales in the Asia-Pacific region.

Net revenue in our Credentials segment was $5.0 million in the second quarter of 2017, an increase of 2% from $4.9 million in the second quarter of 2016.  In the six months ended June 30, 2017, net revenue in our Credentials segment was $9.9 million, an increase 6% from $9.3 million in the six months ended June 30, 2016. The increase was primarily a result of higher transponder product sales in the Europe and the Middle East region offset by lower transponder and access card product sales in the Asia-Pacific region.

Net revenue in our All Other segment was negligible in the second quarter of 2017 and in the six months ended June 30, 2017 compared to $0.2 million in the second quarter of 2016 and $0.6 million in the six months ended June 30, 2016. The decrease is due to the phasing out of our digital media product lines and the discontinuation of our Chipdrive product line.

Gross Profit

Gross profit for the second quarter of 2017 was $5.7 million, or 38% of net revenue, compared with $5.3 million or 39% of net revenue in the second quarter of 2016.  In the six months ended June 30, 2017, gross profit was $11.4 million, or 40% of net revenue, compared with $10.6 million, or 41% of net revenue in the six months ended June 30, 2016.  Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable. The increase in gross profit margins in 2017 was primarily attributable to the change in product mix, with a higher proportion of sales of lower margin physical access control system products and transponders.

In our PACS segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers was $3.0 million in the second quarter of 2017 and $3.0 million in the second quarter of 2016, and $6.1 million and $5.9 million in the six months ended June 30, 2017 and 2016, respectively. Gross profit was higher in the six months ended June 30, 2017 as a direct result of higher sales in the PACS segment during the period. Gross profit margins in the PACS segment of 52% were lower in the second quarter of 2017 compared to 55% in the comparable period of 2016 primarily attributable to the impact of a higher proportion of certain lower margin sales within the segment.

In our Identity segment, gross profit on sales of information readers and modules as well as cloud-based credential provisioning and management services was $1.3 million in the second quarter of 2017 compared to $1.0 million in the second quarter of 2016, and $2.4 million and $2.0 million in the six months ended June 30, 2017 and 2016, respectively. Gross profit was higher in the six months ended June 30, 2017 as a direct result of higher sales in the Identity segment during the period. Gross profit margins in the Identity segment were lower in the six months ended June 30, 2017, at 34%, compared to the six months ended June 30, 2016 of 36%, due to product mix and to the delivery of an order to an international government agency with lower margins.

In our Credentials segment, gross profit on sales of physical access credentials and authenticity and tracking applications was $1.3 million in the second quarter of 2017 compared to $1.2 million in the second quarter of 2016, and $2.8 million and $2.4 million in the six months ended June 30, 2017 and 2016, respectively.  Gross profit margins in the Credentials segment were higher in the second quarter of 2017 at 27% compared to 25% in the second quarter of 2016 due to manufacturing efficiencies attributable to higher transponder production volumes during the second quarter of 2017.

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

Operating Expenses

Information about our operating expenses for the three and six months ended June 30, 2017 and June 30, 2016 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Research and development	$1,511	$1,432	6%	$2,988	$3,517	(15%)
as a % of net revenue	10%	11%		11%	14%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in the three and six months ended June 30, 2017 decreased primarily due to the benefit of restructuring initiatives implemented in the first quarter of 2016.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Selling and marketing	$3,315	$3,279	1%	$6,694	$7,495	(11%)
as a % of net revenue	22%	24%		24%	29%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses in the three and six months ended June 30, 2017 decreased primarily due to a reduction in headcount and marketing program spending attributable to our restructuring initiatives implemented in the first quarter of 2016.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
General and administrative	$2,085	$2,982	(30%)	$3,872	$7,559	(49%)
as a % of net revenue	14%	22%		14%	29%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expenses in the three and six months ended June 30, 2017 decreased primarily due to lower legal and professional fees and the benefit of restructuring initiatives implemented in the first quarter of 2016.

Restructuring and Severance Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Restructuring and severance	$—	$201	(100%)	$—	$2,940	(100%)

In the first quarter of 2016, we implemented a worldwide restructuring plan designed to refocus our resources on our core business segments, including physical access and transponders, and to consolidate our operations in several worldwide locations. The restructuring plan included reducing our non-manufacturing employee base, reallocating overhead roles into direct business activities and eliminating certain management and executive roles. In the six months ended June 30, 2016, we incurred severance and facilities related restructuring costs of $2.9 million. No additional costs have been incurred in 2017.

See Note 10, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net and Gain on Extinguishment of Debt

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Interest expense, net	$(678)	$(519)	31%	$(1,352)	$(1,289)	5%
Gain on extinguishment of debt	$—	$—	-%	$977	$—	-%

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability to a long-term payment obligation arising from our acquisition of Hirsch Electronics Corporation. The higher net interest expense in the second quarter of 2017 is primarily due to higher interest costs related to the new debt facility. In the six months ended June 30, 2017, higher interest costs were partially offset by a write-down of unamortized debt issuance costs of approximately $0.2 million relating to the loan facility modification in the first quarter of 2016.

The gain on extinguishment of debt represents the difference between the reacquisition price of the existing debt facility and its net carrying amount. See Note 7, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Foreign Currency Gains (Losses), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Foreign currency (losses) gains, net	$1	$45	(98%)	$(151)	$274	(155%)

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

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Income tax benefit	$1	$129	(99%)	$119	$70	70%
Effective tax rate	0%	4%		(4%)	(1%)

As of June 30, 2017, our deferred tax assets are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax benefit during the three and six months ended June 30, 2017. The effective tax rates for the six months ended June 30, 2017 and June 30, 2016 differ from the federal statutory rate of 34% primarily due to a change in valuation allowance, a true-up of prior taxes, changes to uncertain tax positions, and the provision or benefit in certain foreign jurisdictions, which are subject to lower tax rates.

Liquidity and Capital Resources

As of June 30, 2017, our working capital, which we define as current assets less current liabilities, was $19.1 million, an increase of $10.0 million compared to $9.1 million as of December 31, 2016. As of June 30, 2017, our cash balance was $18.0 million.

The following summarizes our cash flows for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(2,685)	$(6,221)
Net cash used in investing activities	(264)	(341)
Net cash provided by (used in) financing activities	11,711	(100)
Effect of exchange rates on cash	90	(603)
Net increase (decrease) in cash	8,852	(7,265)
Cash, beginning of period	9,116	16,667
Cash, end of period	$17,968	$9,402

Significant commitments that will require the use of cash in future periods include obligations under operating leases, a long-term payment obligation, secured note and revolver, purchase commitments and other obligations. Gross committed operating lease obligations were $3.6 million, the long-term payment obligation was $4.9 million, the bank term loan, revolving loan facility and interest related obligation were $20.4 million, and purchase commitments and other obligations were $11.5 million at June 30, 2017. Total commitments due within one year were $23.6 million and due thereafter were $16.8 million at June 30, 2017. These commitment levels as of June 30, 2017 are based on existing terms of our operating leases, obligations with suppliers, a liability to a former related party and an existing credit agreement.

Cash used in operating activities for the six months ended June 30, 2017 was primarily due to the net loss of $2.6 million and by decreases in cash from net changes in operating assets and liabilities of $2.4 million, partially offset by adjustments for certain non-cash items of $2.3 million, consisting primarily of a gain on extinguishment of debt, depreciation, amortization, amortization of debt issuance costs, and stock-based compensation. For the six months ended June 30, 2016, cash used in operating activities was primarily due to the net loss of $11.9 million, partially offset by an increase in cash from net changes in operating assets and liabilities of $1.6 million and by adjustments for certain non-cash items of $4.1 million.

Cash used in investing activities for the six months ended June 30, 2017 and 2016 was less than $0.3 million and $0.3 million, respectively, and related to capital expenditures.

Cash provided by financing activities during the six months ended June 30, 2017 related to borrowings of debt, net of issuance costs, of $31.4 million, proceeds from the sale of our common stock, net of issuance costs of $12.6 million, offset by repayments of debt of $32.1 million and taxes paid related to net share settlement of restricted stock units of $0.2 million. Cash used in financing activities during the six months ended June 30, 2016 were attributable to taxes paid related to net share settlement of restricted stock units of $0.1 million.

We consider the undistributed earnings of our foreign subsidiaries, if any, as of June 30, 2017, to be indefinitely reinvested and, accordingly, no U.S. income taxes have been provided thereon. Generally, most of our foreign subsidiaries have accumulated deficits and cash positions that are held outside the U.S. and are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the U.S. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of June 30, 2017, the amount of cash held at such subsidiaries was $0.9 million. We have not, nor do we currently anticipate the need to, repatriate funds to the U.S. to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

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

We have historically incurred operating losses and negative cash flows from operating activities. As of June 30, 2017, we have a total accumulated deficit of $394.1 million. During the six months ended June 30, 2017, we had a consolidated net loss of $2.6 million. Although we have, and expect to continue, to realize benefits of our restructuring initiatives implemented in 2016, we may continue to incur losses in the future.

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

During the three months ended June 30, 2017, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk during the three months ended June 30, 2017. For discussion of our exposure to market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the three months ended June 30, 2017, as required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and CFO, concluded that as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In connection with the audit of the Company’s financial statements as of and for the year ended December 31, 2015, management identified a material weakness in internal control over financial reporting during 2015, and the material weakness was ongoing. Management determined that the design and operating effectiveness of the Company’s controls over the financial statement close process related to the application of our accounting policies and the presentation of disclosures in the financial statements had been inadequate.  Specifically, this material weakness arose from insufficient review and oversight of the recording of complex and non-routine transactions, including revenue transactions, due to an insufficient number of accounting personnel with appropriate knowledge, experience or training in U.S. GAAP.

A number of remediation actions and organizational changes were enacted to address specific control weaknesses identified in our revenue and expenditure cycles. During the course of 2016, as part of our restructuring initiatives announced in the first quarter of 2016, we streamlined our global operations, transitioned to a single accounting system across substantially all our businesses, and strengthened our global accounting and finance function in Orange County, California. In the first six months of 2017, we implemented procedures and controls over the financial statement close process, reallocated worldwide accounting resources, and continued to strengthen our accounting and finance team by hiring additional personnel with U.S. GAAP experience. We believe these initiatives allow for the necessary review and oversight of the recording complex and non-routine transactions. Management has determined that with the remediation measures undertaken in 2016 and through June 30, 2017, the material weakness has been fully remediated as of June 30, 2017. Our conclusion has not been reviewed by our independent registered public accounting firm.

Our management, including our CEO and CFO, assessed our internal control over financial reporting as of June 30, 2017.  In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization, but has not been reviewed by our independent registered public accounting firm.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2017.

Changes in Internal Controls over Financial Reporting

Other than, the items noted above, we have made no changes to our internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On December 16, 2015, we and certain of our present and former officers and directors were named as defendants in a putative class action lawsuit filed in the United States District Court for the Northern District of California, entitled Rok v. Identiv, Inc., et al., Case No. 15-cv-05775, alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and Section 20(a) of the Exchange Act of 1934. On May 3, 2016, the court-appointed lead plaintiff Thomas Cunningham in the Rok lawsuit filed an amended complaint and a notice of dismissal without prejudice of all current or former officers and directors other than Jason Hart and Brian Nelson. On June 6, 2016, each of us, Jason Hart, and Brian Nelson filed a motion to dismiss for failure to state a claim upon which relief can be granted in the Rok lawsuit; on August 5, 2016, the court granted those motions with leave for the lead plaintiff to file a second amended complaint. On September 12, 2016, the lead plaintiff in the Rok lawsuit filed a second amended complaint. On October 10, 2016, each of us, Jason Hart, and Brian Nelson filed a motion to dismiss that second amended complaint for failure to state a claim upon which relief can be granted in the Rok lawsuit; on January 4, 2017, the court granted those motions with prejudice and entered judgment for us and the other defendants and against the lead plaintiff.  On February 6, 2017, the lead plaintiff initiated an appeal of the court’s decision in the Ninth Circuit Court of Appeals.  Following the lead plaintiff’s routine request to extend filing deadlines, which the Court of Appeals approved, the lead plaintiff’s opening appellate brief was filed on June 14, 2017. Following Jason Hart’s routine request to extend filing deadlines, which the Court of Appeals approved, the answering briefs of the Company and the other defendants are currently scheduled to be filed by August 14, 2017, and the lead plaintiff’s optional reply brief is currently scheduled to be filed by twenty-one days from the date of service of the answering briefs. In addition, three shareholder derivative actions were filed between January and February 2016.  On January 1, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-CRB, alleging breach of fiduciary duty and waste claims.  On January 25, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that we made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  On May 2, 2016, the court in the Chopra lawsuit entered an order staying proceedings in the Chopra lawsuit in favor of the Oswald lawsuit, based on a stipulation to that effect filed by the parties in the Chopra lawsuit on April 28, 2016.  Similarly, on June 28, 2016, the court in the Wollnik lawsuit entered a stipulated order staying proceedings in the Wollnik lawsuit in favor of the Oswald lawsuit.  On June 17, 2016, the plaintiff in the Oswald lawsuit filed an amended complaint.  On August 1, 2016, we filed a motion to dismiss for failure by plaintiff to make a pre-lawsuit demand on our board of directors, which motion was heard on October 14, 2016. The judge in the Oswald lawsuit issued an order on November 7, 2016 granting our motion to dismiss, without prejudice.  In addition, the court stayed the case so that plaintiff could exercise whatever rights he had under Section 220 of the Delaware General Corporation Law.  On or around November 30, 2016, the plaintiff purported to serve a books and records demand under Section 220 of the Delaware General Corporation Law.  We have responded to that demand. On March 21, 2017, we and the plaintiff in the Oswald lawsuit filed a stipulation and proposed order lifting the stay of the case, granting the plaintiff leave to amend, and setting a briefing schedule.  That stipulation proposed that the judge’s stay of the case entered November 7, 2016 be lifted, that a stay of proceedings as to the individual defendants that the judge previously entered remain in place, that the plaintiff may file a second amended complaint on or before April 10, 2017, that we may file a motion to dismiss that second amended complaint on or before May 12, 2017, that the plaintiff’s opposition to such a motion to dismiss shall be filed on or before June 12, 2017, that our reply in support of such a motion shall be filed on or before June 30, 2017, and that the hearing on such a motion to dismiss shall be held on August 11, 2017 or such other date as the court may order.  On March 22, 2017, the court entered an order approving that stipulation.  The plaintiff in the Oswald lawsuit filed his second amended complaint on April 10, 2017. We then filed a motion to dismiss that second amended complaint on May 12, 2017, the plaintiff filed an opposition to that motion to dismiss on June 12, 2017, and we filed a reply in support of the motion on June 30, 2017.We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

From time to time, we could become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. The risks, uncertainties and other factors described in these risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

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

IDENTIV, INC.

August 10, 2017	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

August 10, 2017	By:	/S/ Sandra Wallach
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