Form 10-Q
period 2018-03-31
Identiv, Inc.
filed 2018-05-15
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 4, 2018, the registrant had  15,172,425 shares of common stock, $0.001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$16,685	$19,052
Accounts receivable, net of allowances of $270 and $306 as of March 31, 2018 and December 31, 2017, respectively	12,518	12,282
Inventories	11,556	11,126
Prepaid expenses and other current assets	1,853	1,779
Total current assets	42,612	44,239
Property and equipment, net	2,151	2,043
Intangible assets, net	10,217	4,365
Goodwill	5,880	—
Other assets	1,072	715
Total assets	$61,932	$51,362
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$7,028	$5,863
Current portion - payment obligation	919	888
Current portion - financial liabilities, net of discount and debt issuance costs of $557 and $404, respectively	12,401	9,829
Notes payable	2,000	—
Deferred revenue	4,327	1,090
Accrued compensation and related benefits	1,897	1,515
Other accrued expenses and liabilities	3,202	2,020
Total current liabilities	31,774	21,205
Long-term payment obligation	2,731	2,998
Long-term financial liabilities, net of discount and debt issuance costs of $424 and $582, respectively	2,622	2,921
Other long-term liabilities	387	385
Total liabilities	37,514	27,509
Commitments and contingencies (see Note 13)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Series B Preferred stock, $0.001 par value: 5,000 shares authorized; 0 and 3,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	3
Common stock, $0.001 par value: 50,000 shares authorized; 16,088 and 15,341 shares issued and 15,143 and 14,436 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	16	15
Additional paid-in capital	431,383	428,470
Treasury stock, 947 and 905 shares as of March 31, 2018 and December 31, 2017, respectively	(7,647)	(7,485)
Accumulated deficit	(401,951)	(399,647)
Accumulated other comprehensive income	2,784	2,675
Total Identiv, Inc. stockholders' equity	24,588	24,031
Noncontrolling interest	(170)	(178)
Total stockholders´ equity	24,418	23,853
Total liabilities and stockholders' equity	$61,932	$51,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Net revenue	$16,528	$13,392
Cost of revenue	10,020	7,695
Gross profit	6,508	5,697
Operating expenses:
Research and development	1,687	1,477
Selling and marketing	3,903	3,379
General and administrative	2,555	1,787
Restructuring and severance	110	—
Total operating expenses	8,255	6,643
Loss from operations	(1,747)	(946)
Non-operating income (expense):
Interest expense, net	(476)	(674)
Gain on extinguishment of debt	—	977
Foreign currency (losses) gains, net	(38)	(152)
Loss before income taxes and noncontrolling interest	(2,261)	(795)
Income tax (provision) benefit	(40)	118
Loss before noncontrolling interest	(2,301)	(677)
Less: Income attributable to noncontrolling interest	(5)	(10)
Net loss attributable to Identiv, Inc.	$(2,306)	$(687)
Basic and diluted net loss per share attributable to Identiv, Inc.	$(0.15)	$(0.06)
Weighted average shares used to compute basic and diluted loss per share	15,111	11,127

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(2,301)	$(677)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	112	183
Total other comprehensive income (loss), net of income taxes	112	183
Comprehensive loss	(2,189)	(494)
Less: Comprehensive income attributable to noncontrolling interest	(8)	(6)
Comprehensive loss attributable to Identiv, Inc. common stockholders	$(2,197)	$(500)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, in thousands)

	Series B Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Addional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Equity
Balances, December 31, 2017	3,000	$3	14,436	$15	$428,470	$(7,485)	$(399,647)	$2,675	$(178)	$23,853
Net loss	—	—	—	—	—	—	(2,306)	—	5	(2,301)
Other comprehensive loss	—	—	—	—	—	—	—	109	3	112
Impact of adoption of Topic 606 (Note 2)	—	—	—	—	—	—	2			2
Issuance of common stock in connection with acquisition of business			610	1	2,293	—	—	—	—	2,294
Issuance of common stock in connection with vesting of stock awards	—	—	139	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	635	—	—	—	—	635
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(42)	—	—	(162)	—	—	—	(162)
Issuance costs associated with issuance of Series B preferred stock	—	—	—	—	(20)	—	—	—	—	(20)
Issuance of shares to non- employees	—	—	—	—	5	—	—	—	—	5
Balances, March 31, 2018	3,000	$3	15,143	$16	$431,383	$(7,647)	$(401,951)	$2,784	$(170)	$24,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,301)	$(677)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	740	630
Gain on extinguishment of debt	—	(977)
Accretion of interest on long-term payment obligation	64	87
Amortization of debt issuance costs	109	223
Stock-based compensation expense	635	591
Changes in operating assets and liabilities:
Accounts receivable	2,327	625
Inventories	(167)	(995)
Prepaid expenses and other assets	(262)	(359)
Accounts payable	(429)	1,431
Payment obligation liability	(300)	(291)
Deferred revenue	311	(159)
Accrued expenses and other liabilities	(262)	(910)
Net cash provided by (used in) operating activities	465	(781)
Cash flows from investing activities:
Capital expenditures	(67)	(50)
Acquisition of business, net of acquired cash	(1,384)	—
Net cash used in investing activities	(1,451)	(50)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	9,599	21,484
Repayment of debt	(10,952)	(22,014)
Taxes paid related to net share settlement of restricted stock units	(162)	(68)
Net cash used in financing activities	(1,515)	(598)
Effect of exchange rates on cash	134	195
Net decrease in cash	(2,367)	(1,234)
Cash at beginning of period	19,052	9,116
Cash at end of period	$16,685	$7,882
Supplemental Disclosures of Cash Flow Information
Interest paid	$353	$415
Taxes paid, net	$44	$46
Non-cash investing and financing activities:
Warrants issued as debt issuance costs in connection with debt agreements	$—	$2,319
Common stock issued for acquisition of business	$2,294	$—
Promissory notes issued for acquisition of business	$2,000	$—
Share-settled liability associated with acquisition of business	$1,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identiv, Inc. (“Identiv” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The Company may experience significant variations in demand for its products quarter to quarter and typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results. The December 31, 2017 balance sheet was derived from the audited financial statements as of that date.

Reclassifications — Certain reclassifications have been made to the fiscal year 2017 financial statements to conform to the fiscal year 2018 presentation. The reclassifications had no impact on net loss, total assets, or stockholders’ equity.

Concentration of Credit Risk — No customer represented more than 10% of net revenue for either of the three months ended March 31, 2018 or 2017. No customer represented 10% or more of the Company’s accounts receivable balance at March 31, 2018 or December 31, 2017.

Business Combinations — Business combinations are accounted for at fair value under the purchase method of accounting. Acquisition costs are expensed as incurred and recorded in general and administrative expenses and changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date affect income tax expense. The accounting for business combinations requires estimates and judgment as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets acquired and liabilities assumed. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the condensed consolidated financial statements could result in a possible impairment of the intangible assets and goodwill, or require acceleration of the amortization expense of finite-lived intangible assets.

In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments the Company expects to make as of the acquisition date. The Company remeasures this liability each reporting period and records changes in the fair value as a component of operating expenses.

Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.

Intangible Assets —Amortizable intangible assets include trade names, non-compete agreements, developed technology and customer relationships acquired as part of business combinations. Intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives ranging from three to twelve years and are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment.

Goodwill —In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In testing for goodwill, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the

Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achieving technological feasibility have not been significant and generally have been expensed as incurred. At March 31, 2018, the amount of capitalized software development costs totaled $0.4 million and is included primarily in other assets in the accompanying condensed consolidated balance sheet. Software development costs capitalized in 2017 totaled $0.4 million.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“Topic 606”), which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605)” and Subtopic 985-605 “Software - Revenue Recognition.” Topic 605 and Subtopic 985-605 are collectively referred to as “Topic 605” or “prior GAAP.” Under Topic 606, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires enhanced disclosures, including disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The Company adopted Topic 606 on January 1, 2018 using the modified retrospective transition method. Under this method, the Company evaluated contracts that were in effect at the beginning of fiscal 2018 as if those contracts had been accounted for under Topic 606. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with historical, pre-Topic 606 accounting.

On the adoption date, a cumulative catch up adjustment was recorded to beginning retained earnings to reflect the impact of all existing arrangements under Topic 606. The Company increased retained earnings and decreased deferred revenue by approximately $2,000 for an uncompleted software development and technical support services contract with a customer. Under Topic 605 accounting, since the Company was unable to establish vendor-specific objective evidence (“VSOE”) of fair value for the product development and technical support services components in the contract, the Company was required to defer the revenue and recognize it over the term of the contract. Under Topic 606, the Company would have been required to establish the standalone selling price of each of the performance obligations in the contract and recognize the product development services revenue upon delivery, and recognize the technical support services revenue ratably over the term of the contract.

The Company does not expect the impact of the adoption of Topic 606 to be material to its annual revenue and net income on an ongoing basis. Revenue generated under Topic 606 is expected to be materially comparable to revenue recognized under Topic 605 in fiscal 2018 primarily due to the elimination of deferred revenue associated with the product development services discussed above that, under Topic 605, would have continued to be recognized into revenue in 2018 and 2019, offset by an increase in the revenue recognized related to the amount and timing of technical support services provided in the contract discussed above. The actual effects on revenue recognized for the first quarter of fiscal 2018 are reported in the table below.

No incremental sales commission costs or other costs related to obtaining customer contracts were capitalized at the adoption date as they were immaterial.

The timing of revenue recognition for hardware and professional services is expected to remain substantially unchanged. The Company’s overall mix of revenue recognized at a point in time versus over time is expected to increase in the future due to the intended growth and expansion of its services offerings. For the three months ended March 31, 2018, approximately 95% of the Company’s revenue was recognizable on delivery and 5% over time.

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of March 31, 2018 (in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Deferred revenue - current	$1,090	$(2)	$1,088
Accumulated deficit	(399,647)	2	(399,645)

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018 (in thousands, except per share amounts):

	As Reported Under Topic 606	Adjustments	Balance Under Prior GAAP
Net revenue	$16,528	$—	$16,528
Cost of revenue	10,020	—	10,020
Operating expenses	8,255	—	8,255
Provision for income taxes	(40)	—	(40)
Net loss	(2,306)	—	(2,306)
Basic and diluted net loss per share	(0.15)		(0.15)

The adoption of Topic 606 had no impact on the Company’s net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities.

2. Revenue

Revenue Recognition

Revenue is recognized upon transfer of control of the promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of its products, licenses, and services, which are generally capable of being distinct and accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation, generally on a relative basis using its standalone selling price. The stated contract value is generally the transaction price to be allocated to the separate performance obligations. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

Nature of Products and Services

The Company derives revenues primarily from sales of hardware products, software licensing, professional services, software maintenance and support, and extended hardware warranties.

Hardware Product Revenues — The Company generally has two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide assurance that the product complies with its agreed-upon specifications and is free from defects in material and workmanship for a period of one to three years (i.e. assurance warranty). The entire transaction price is allocated to the hardware product is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. The Company has concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. None of the transaction price is allocated to the assurance warranty component, as the Company accounts for these product warranty costs in accordance with ASC 460, Guarantees. Payments for hardware contracts are generally due 30 to 60 days after shipment of the hardware product.

Software Licensing Revenues — The Company’s license arrangements grant customers the perpetual right to access and use the licensed software products at the outset of an arrangement. Technical support and software updates are generally made available throughout the term of the support agreement, which is generally one to three years. The Company accounts for these arrangements as two performance obligations (1) the software licenses, and (2) the related updates and technical support. The software license revenue is recognized upon delivery of the license to the customer, while the software updates and technical support is recognized over the term of the support contract. Payments are generally due 30 to 60 days after delivery of the software licenses.

Professional Services Revenues — Professional services revenues consist primarily of programming customization services performed relating to the integration of the Company’s software products with the customers other systems, such as HR systems. Professional services contracts are generally billed on a time and materials basis and revenue is recognized as the services are performed. For contracts billed on a fixed price basis, revenue is recognized once the contract is complete. Payments for services are generally due when services are performed.

Software Maintenance and Support Revenues — Support and maintenance contract revenues consist of the services provided to support the specialized programming applications performed by our professional services group. Support and maintenance contracts are typically billed at inception of the contract and recognized as revenue over the contract period, typically over a 1 to 3 year period.

Extended Hardware Warranties Revenues — Sales of some of our hardware products may also include optional extended hardware warranties, which typically provide assurance that the product will continue function as initially intended. Extended hardware warranty contracts are typically billed at inception of the contract and recognized as revenue over the respective contract period, typically over 1 to 2 year periods after the expiration of the original assurance warranty.

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Hardware products	When customer obtains control of the product (point-in-time)	Within 30-60 days of shipment	Observable in transactions without multiple performance obligations
Software licenses	When license is delivered to customer or made available for download, and the applicable license period has begun (point-in-time)	Within 30-60 days of the beginning of license period	Established pricing practices for software licenses bundled with software maintenance, which are separately observable in renewal transactions
Professional services	As services are performed and/or when contract is fulfilled (point-in-time)	Within 30-60 days of delivery	Observable in transactions without multiple performance obligations
Software maintenance and support services	Ratably over the course of the support contract (over time)	Within 30-60 days of the beginning of the contract period	Observable in renewal transactions
Extended hardware warranties	Ratably over the course of the support contract (over time)	Within 30-60 days of the beginning of the contract period	Observable in renewal transactions

Significant Judgments

Judgment is required to determine the standalone selling price ("SSP") for each distinct performance obligation. The Company uses a single amount to estimate SSP for items that are not sold separately, including perpetual licenses sold with technical support and software maintenance. The Company uses the SSP when each of the products and services are sold separately and needs to determine whether there is a discount that needs to be allocated based on the relative SSP of the various products and services.

The Company’s products are generally sold with a right of return which are accounted for as variable consideration when estimating the amount of revenue to recognize. Returns and credits are estimated at contract inception and updated at the end of each reporting period as additional information becomes available and only to the extent that it is probable that a significant reversal of any incremental revenue will not occur.

Disaggregation of Revenues

The Company disaggregates revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the shipping location of the customer. The geographic regions that are tracked are the Americas, Europe and the Middle East, and Asia-Pacific regions. The Company operates as four operating segments.

Total net sales based on the disaggregation criteria described above are as follows (in thousands):

	Three Months Ended March 31,
	2018			2017 (1)
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$12,484	$748	$13,232	$8,859	$249	$9,108
Europe and the Middle East	2,294	14	2,308	1,867	12	1,879
Asia-Pacific	985	3	988	2,403	2	2,405
Total	$15,763	$765	$16,528	$13,129	$263	$13,392

(1) As discussed in Note 1, prior periods have not been adjusted for the adoption of Topic 606.

Information about Contract Balances

Amounts invoiced in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company’s deferred revenue balance is primarily related software maintenance contracts. Payment terms and conditions vary by contract type, although payment is typically due within 30 to 90 days of contract inception. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, not to receive financing from its customers.

Changes in deferred revenue during the three months ended March 31, 2018 were as follows (in thousands):

Amount
Deferred revenue at December 31, 2017	$1,090
Impact of adoption of Topic 606	(2)
Deferred revenue at January 1, 2018	1,088
Fair value of deferred revenue acquired in acquisition, net of recognition	2,637
Deferral of revenue billed in current period, net of recognition	895
Recognition of revenue deferred in prior periods	(293)
Balance as of March 31, 2018	$4,327

Unsatisfied Performance Obligations

Revenue expected to be recognized in any future period related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $3.5 million as of March 31, 2018. Since the Company typically invoices customers at contract inception, this amount is included in deferred revenue balance. As of March 31, 2018, the Company expects to recognize approximately 54% of the revenue related to these unsatisfied performance obligations during the remainder of 2018, 34% during 2019, and 12% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e. commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the three months ended March 31, 2018, total capitalized costs to obtain a contract were immaterial.

Practical Expedients

As discussed in Note 1, Organization and Summary of Significant Accounting Policies, and Note 2, Revenue, the Company has elected the following practical expedients in accordance with Topic 606:

•

The Company expenses costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs include internal sales force compensation programs and certain partner sales incentive programs as the Company has determined annual compensation is commensurate with annual sales activities.

•	The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expense.
•	The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
•	The Company does not consider the time value of money for contracts with original durations of one year or less.

3. Business Combinations

On February 14, 2018, the Company acquired 3VR Security, Inc. (“3VR”), a video technology and analytics company, pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Eagle Acquisition, Inc., a California corporation and a wholly owned subsidiary of the Company (“Merger Sub”), 3VR, and Fortis Advisors LLC, a Delaware limited liability company, acting as Security Holder Representative. Pursuant to the Merger Agreement, at the effective time, Merger Sub merged with and into 3VR and 3VR became a wholly-owned subsidiary of the Company (the “Acquisition”).

Under the terms of the Merger Agreement, at the closing of the Acquisition, the Company acquired all of the outstanding shares of 3VR for total purchase consideration of $6.9 million, consisting of

(i)	payment in cash of approximately $1.6 million;
(ii)	issuance of subordinated unsecured promissory notes in an aggregate principal amount of $2.0 million;
(iii)

issuance of 609,880 shares of the Company’s common stock with a value of approximately $2.3 million.  An aggregate of up to $1.0 million, or an additional 294,927 shares, of the Company’s common stock issuable at the closing of the transaction were held back for a period of up to 12 months following the closing for the satisfaction of certain indemnification claims.

Additionally, in the event that the surviving corporation achieves $24.1 million in product shipments in 2018, the Company will be obligated to issue a further earn-out consideration of $3.5 million payable in shares of the Company’s common stock (subject to certain conditions) with a potential maximum earn-out value of $7.0 million in the event that such shipments exceed $48.2 million.  Further, in calendar year 2019, the Company may also be obligated to pay, in cash, and subject to certain conditions, contingent consideration equal to the lesser of (a) 35% of the gross margin of certain products sold and services rendered by 3VR in 2018 pursuant to a supply arrangement and (b) $25.0 million, each subject to adjustments. Management has assessed the probability of the issuance of shares related to the earn-out consideration, and the payment of the contingent consideration noted above, and determined it as remote, accordingly no value was ascribed to the earn-out as of March 31, 2018.

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. Such estimates and assumptions are subject to change within the measurement period (up to one year from the Acquisition. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$195
Accounts receivable	2,589
Inventory	257
Prepaid expenses and other current assets	169
Property and equipment	334
Trademarks	400
Customer relationships	2,900
Developed technology	3,000
Total identifiable assets acquired	9,844
Accounts payable	(1,590)
Accrued expenses and liabilities	(711)
Deferred revenue	(2,928)
Debt	(3,622)
Total liabilities assumed	(8,851)
Net identifiable assets acquired	993
Goodwill	5,880
Purchase price	$6,873

Acquisition related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized, as follows (in thousands):

	Gross Purchased Intangible Assets	Estimated Useful Life (in Years)
Trademarks	$400	5
Customer relationships	2,900	10
Developed technology	3,000	10
	$6,300

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of 3VR resulted in $5.9 million of goodwill. With the addition of the 3VR video security and analytics platform, the Company believes this goodwill largely reflects the expansion of its Hirsch product and service offerings through the complementary offerings of 3VR. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually.

The results of operations of 3VR for the period from the acquisition date through March 31, 2018 are included in the accompanying condensed consolidated statements of operations. Pursuant to ASC 805, Business Combinations, the Company incurred and expensed approximately$212,000 and $485,000 in acquisition and transitional costs associated with the acquisition of 3VR during the year ended December 31, 2017 and the three months ended March 31, 2018, respectively which were primarily general and administrative related.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2018 and December 31, 2017, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

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

As of March 31, 2018 and December 31, 2017, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2018, the Company had $1.0 million of liabilities measured at fair value on a nonrecurring basis which were classified as Level 1 liabilities due to the settlement provisions being a set amount of shares of the Company’s common stock. There were no share settled liabilities as of March 31, 2018. The share settled liabilities is included in accrued expenses in the accompanying condensed consolidated balance sheet.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share, and 5,000,000 of which have been designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of December 31, 2017 and 2016. During 2017, the Company’s board of directors (the “Board”) authorized the issuance of up to 5,000,000 shares of the Series B Preferred Stock, 3,000,000 of which were outstanding as of March 31, 2018.

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

Based on the current conversion price, the outstanding shares of the Series B Preferred Stock as of March 31, 2018 would be convertible into 3,000,000 shares of the Company’s common stock.  However, the conversion rate will be subject to adjustment in the event of certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share.  As of March 31, 2018, none of the contingent conditions to adjust the total common shares to convert the Shares had been met.

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

Common Stock Warrants

On August 13, 2014, in connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “2014 Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the 2014 Consultant Warrant was issued and quarterly thereafter. The 2014 Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the 2014 Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of March 31, 2018, none of the shares under the 2014 Consultant Warrant had been exercised.

On February 8, 2017, the Company entered into Loan and Security Agreements (each, a “Loan and Security Agreement”) with each of East West Bank ("EWB") and Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL8”) as discussed in Note 7, Financial Liabilities. The Loan and Security Agreement with EWB, as amended, provides for a $16.0 million revolving loan facility (the “Revolving Loan Facility”), and the Loan and Security Agreement with VLL7 and VLL8 provides for a term loan (the “Term Loan”) in an aggregate principal amount of $10.0 million (the “Term Loan Facility”). In connection with the Company's Revolving Loan Facility, the Company issued to EWB a warrant (the "EWB Warrant") to purchase up to 40,000 shares of the Company's common stock at a per share exercise price of $3.64, and in connection with the Company’s Term Loan Facility, issued to each of VLL7 and VLL8 a warrant to purchase 290,000 shares of the Company's common stock at a per share exercise price of $2.00 (the “VLL7 Warrant” and the “VLL8 Warrant,” respectively). The Company calculated the fair value of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant using the Black-Scholes pricing model using the following assumptions: estimated volatility of 78.8%, risk-free interest rate of 1.94%, no dividend yield, and an expected life of five years. The fair values of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant of $125,000, $1,037,500 and $1,037,500, respectively, were classified as equity as the settlement of the warrants will be in shares and is within the control of the Company. Each of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant is immediately exercisable for cash or by net exercise and will expire five years after its issuance, or on February 8, 2022. In connection with entering into the Loan and Security Agreements with EWB and VLL7 and VLL8, warrants to purchase an aggregate of 400,000 shares of common stock issued to the Company’s previous lender were cancelled.

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

Below is the summary of outstanding warrants issued by the Company as of March 31, 2018:

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

Stock Option Plans

A summary of activity for the Company’s stock option plans for the three months ended March 31, 2018 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2017	672,441	$6.28	—	$—
Granted	—	—
Cancelled or Expired	(10,589)	17.85
Exercised	—	—
Balance at March 31, 2018	661,852	$6.09	7.09	$—
Vested or expected to vest at March 31, 2018	653,617	$6.11	7.08	$—
Exercisable at March 31, 2018	491,847	$6.64	6.73	$—

The following table summarizes information about options outstanding as of March 31, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	479,810	7.94	$4.48	313,138	$4.55
$7.50 - $11.30	157,311	5.03	9.29	153,978	9.26
$12.00 - $19.70	17,396	4.26	13.66	17,396	13.66
$21.70 - $29.20	7,335	2.70	24.66	7,335	24.66
$4.36 - $29.20	661,852	7.09	$6.09	491,847	$6.64

At March 31, 2018, there was $0.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock and Restricted Stock Units

The following is a summary of restricted stock and restricted stock unit (“RSU”) activity for the three months ended March 31, 2018:

	Number Outstanding	Weighted Average Fair Value
Unvested at December 31, 2017	1,460,044	$3.08
Granted	352,969	3.71
Vested	(156,013)	3.60
Forfeited	(114,510)	2.67
Unvested at March 31, 2018	1,542,490	$3.20
Shares vested but not released	329,056	$2.77

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of March 31, 2018, there was $4.6 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.9 years. As of March 31, 2018, an aggregate of 1,542,490 RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$19	$24
Research and development	135	115
Selling and marketing	158	160
General and administrative	323	292
Total	$635	$591

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2018 was as follows:

Exercise of outstanding stock options and vesting of RSUs, issuance of RSUs vested but not released	2,533,398
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	282,995
Noncontrolling interest in Bluehill ID AG	10,355
Warrants to purchase common stock	765,000
Shares of common stock issuable on conversion of Series B Preferred Stock	5,000,000
Shares of common stock subject to holdback provisions of acquisition of 3VR	294,927
Total	9,180,563

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. The following common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2018 and 2017 because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2018	2017
Shares of common stock subject to outstanding RSUs	1,542,490	1,922,111
Shares of common stock subject to outstanding options	661,852	780,937
Shares of common stock subject to outstanding warrants	765,000	951,878
Shares of common stock reserved to acquire remaining share of noncontrolling interest	10,355	10,355
Shares of common stock issuable upon conversion of Series B Preferred Stock	3,000,000	—
Shares of common stock subject to holdback provisions of acquisition of 3VR	294,927	—
Total	6,274,624	3,665,281

Accumulated Other Comprehensive Income

Accumulated other comprehensive income at March 31, 2018 and December 31, 2017 consists of foreign currency translation adjustments totaling $2.8 million and $2.7 million, respectively.

Restricted Stock Unit Net Share Settlements

During the three months ended March 31, 2018 and 2017, the Company repurchased 42,447 and 16,160 shares, respectively of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	March 31,	December 31,
	2018	2017
Raw materials	$3,900	$3,700
Work-in-progress	12	22
Finished goods	7,644	7,404
Total	$11,556	$11,126

Property and equipment, net consists of (in thousands):

	March 31,	December 31,
	2018	2017
Building and leasehold improvements	$2,099	$1,917
Furniture, fixtures and office equipment	1,833	1,771
Plant and machinery	9,520	9,411
Purchased software	2,104	2,050
Total	15,556	15,149
Accumulated depreciation	(13,405)	(13,106)
Property and equipment, net	$2,151	$2,043

The Company recorded depreciation expense of $0.3 million during each of the three months ended March 31, 2018 and 2017.

Other accrued expenses and liabilities consist of (in thousands):

	March 31,	December 31,
	2018	2017
Share-settled liability	$1,000	$—
Accrued professional fees	596	1,065
Income taxes payable	36	19
Other accrued expenses	1,570	936
Total	$3,202	$2,020

7. Goodwill and Intangible Assets

Goodwill

The following table summarizes the carrying amount of goodwill resulting from the Acquisition of 3VR (in thousands):

	Premises	Credentials	Identity	All Other	Total
Balance at December 31, 2017	$—	$—	$—	$—	$—
Acquisition of business	5,880	—	—	—	5,880
Goodwill impairment during the period	—	—	—	—	—
Balance at March 31, 2018	$5,880	$—	$—	$—	$5,880

In accordance with its accounting policy and ASC 350, the Company tests goodwill with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performs interim goodwill impairment reviews between its annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. The Company believes the methodology that it uses to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides it with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether its goodwill is impaired are outside of its control and it is reasonably likely that assumptions and estimates will change in future periods. These changes in assumptions and estimates could result in future impairments. During the quarter ended March 31, 2018, the Company noted no indicators of goodwill impairment and concluded no further testing necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationship	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount at December 31, 2017	$—	$4,600	$10,639	$15,239
Accumulated amortization	—	(3,257)	(7,617)	(10,874)

Intangible Assets, net at December 31, 2017	$—	$1,343	$3,022	$4,365

Gross carrying amount at March 31, 2018	$400	$7,600	$13,539	$21,539
Accumulated amortization	(10)	(3,406)	(7,906)	(11,322)

Intangible Assets, net at March 31, 2018	$390	$4,194	$5,633	$10,217

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three months ended March 31, 2018.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$149	$112
Selling and marketing	298	252
Total	$447	$364

The estimated annual future amortization expense for purchased intangible assets with definite lives as of March 31, 2018 is as follows (in thousands):

2018 (remaining nine months)	$1,594
2019	2,125
2020	2,125
2021	670
2022	670
Thereafter	3,033
Total	$10,217

8. Long-Term Payment Obligation

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

The final payment to Secure Networks was made on January 30, 2012 and the final payment to Secure Keyboards is due on January 30, 2021. The Company’s payment obligations under the 2009 Settlement Agreement will continue through January 30, 2021, unless the Company elects at any time on or after January 1, 2012 to earlier satisfy its obligations by making a lump-sum payment to Secure Keyboards. The Company does not intend to make a lump-sum payment and therefore a portion of the payment obligation amount is classified as a long-term liability.

The Company included $0.1 million of interest expense during each of the three months ended March 31, 2018 and 2017 in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of March 31, 2018 is as follows (in thousands):

2018 (remaining nine months)	$930
2019	1,277
2020	1,422
2021	367
Present value discount factor	(346)
Total	3,650
Less: Current portion - payment obligation	(919)
Long-term payment obligation	$2,731

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	March 31,	December 31,
	2018	2017
Notes payable	$2,000	$—
Term loan	4,859	5,000
Revolving loan facility	11,145	8,736
Total before discount and debt issuance costs	18,004	13,736
Less: Current portion of notes payable	(2,000)	—
Less: Current portion of financial liabilities	(12,401)	(9,829)
Less: Current portion of unamortized discount and debt issuance costs	(557)	(404)
Less: Long-term portion of unamortized discount and debt issuance costs	(424)	(582)
Long-term financial liabilities	$2,622	$2,921

Bank Term Loan and Revolving Loan Facility

On February 8, 2017, the Company entered into Loan and Security Agreements with EWB and VLL7 and VLL8, which provide for a $16.0 million Revolving Loan Facility and a $10.0 million Term Loan Facility, respectively. In connection with the closing of such agreements, the Company repaid all outstanding amounts under its credit agreement with its previous lender.

The Revolving Loan Facility, as amended, bears interest at prime rate plus 1.0%, matures and becomes due and payable on February 8, 2019 and includes a non-formula line of credit sublimit of up to $3.0 million. Interest is payable monthly beginning on March 1, 2017. The Company may voluntarily prepay amounts outstanding under the Revolving Loan Facility, without prepayment charges. In the event the Revolving Loan Facility is terminated prior to its maturity, the Company would be required to pay an early termination fee in the amount of 1.0% of the revolving line. Additional borrowing requests under the Revolving Loan Facility are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Revolving Loan Facility.

The Term Loan matures on August 8, 2020. Payments under the Term Loan Facility are interest-only for the first twelve months at a per annum rate of 12.5%, followed by principal and interest payments amortized over the remaining term of the Term Loan. If the Company elects to prepay the Term Loan before its maturity, all accrued and unpaid interest outstanding at the prepayment date will be due and payable, together with all the scheduled interest that would have accrued and been payable through the stated maturity of the Term Loan, provided that at any time after the Company has made at least twelve scheduled amortization payments of principal and interest on the Term Loan, the Company shall only be required to pay 80% of the scheduled interest that would have accrued and been payable through the stated maturity of the Term Loan. On December 28, 2017, the Company paid down an aggregate principal amount of $5.0 million of the $10.0 million outstanding principal balance of its Term Loan Facility. The Company paid to VLL7 and VLL8 approximately $5.9 million, consisting of $5.0 million in outstanding principal, and $0.9 million of accrued and unpaid interest outstanding at the prepayment date, together with all scheduled interest that would have accrued and been payable through the stated maturity of the Term Loan. As a result, the Company recorded a loss on extinguishment of debt totaling $1.8 million, representing the difference between the reacquisition price of the repaid portion of the Term Loan and the its net carrying amount.

The Company is obligated to pay customary fees and expenses, including customary facility fees for credit facilities of this size and type, in the aggregate amount of approximately $120,000, in connection with the closing of the two facilities. An additional facility fee of $40,000 was paid in connection with the Revolving Loan Facility on February 8, 2018.

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

As of March 31, 2018, the Company was in compliance with all financial covenants under the Revolving Loan Facility.

The proceeds of the Term Loan and the initial draw under the Revolving Loan Facility, after payment of fees and expenses, were used to repay all outstanding amounts under the credit agreement with the Company’s previous lender. In connection with the repayment, warrants to purchase an aggregate of 400,000 shares of common stock issued to the Company’s previous lender were cancelled. The proceeds of any additional draws under the Revolving Loan Facility will be used for working capital and other general corporate purposes.

On February 14, 2018, the Company completed the acquisition of 3VR. As part of the purchase price consideration paid in the acquisition of 3VR, the Company issued subordinated unsecured promissory notes (“notes payable”) in the aggregate principal amount of $2.0 million, with an annual interest rate of 3.0%, payable on the one year anniversary of the closing date. On February 21, 2018, the Company paid 3VR’s lender $3.6 million in full repayment of all indebtedness outstanding of 3VR.

The following table summarizes the timing of repayment obligations for the Company’s long-term financial liabilities for the next three years under the current terms of the Loan and Security Agreement with VLL7 and VLL8, as amended, at March 31, 2018 (in thousands):

	2018	2019	2020	Total
Term loan facility	$1,339	$1,990	$1,530	$4,859

10. Income Taxes

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

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code.  Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings, as of December 31, 2017.

As the Company’s previously unremitted earnings have now been subjected to U.S. federal income tax, any repatriation of these earnings to the U.S. would not be expected to incur significant additional taxes related to such amounts.

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

11. Segment Reporting and Geographic Information

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

The CODM reviews financial information and business performance for each operating segment. The Company evaluates the performance of its operating segments at the revenue and gross profit levels. The Company does not report total assets, capital expenditures or operating expenses by operating segment as such information is not used by the CODM for purposes of assessing performance or allocating resources.

Net revenue and gross profit information by segment for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Premises:
Net revenue	$7,506	$5,364
Gross profit	4,155	3,099
Gross profit margin	55%	58%
Identity:
Net revenue	2,780	3,089
Gross profit	929	1,124
Gross profit margin	33%	36%
Credentials:
Net revenue	6,242	4,935
Gross profit	1,424	1,470
Gross profit margin	23%	30%
All Other:
Net revenue	—	4
Gross profit	—	4
Gross profit margin	—	100%
Total:
Net revenue	16,528	13,392
Gross profit	6,508	5,697
Gross profit margin	39%	43%
Operating expenses:
Research and development	1,687	1,477
Selling and marketing	3,903	3,379
General and administrative	2,555	1,787
Restructuring and severance	110	—
Total operating expenses:	8,255	6,643
Loss from operations	(1,747)	(946)
Non-operating income (expense):
Interest expense, net	(476)	(674)
Gain on extinguishment of debt	—	977
Foreign currency (losses) gains, net	(38)	(152)
Loss before income taxes and noncontrolling interest	$(2,261)	$(795)

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Americas	$13,232	$9,108
Europe and the Middle East	2,308	1,879
Asia-Pacific	988	2,405
Total	$16,528	$13,392
Revenues:
Americas	80%	68%
Europe and the Middle East	14%	14%
Asia-Pacific	6%	18%
Total	100%	100%

Long-lived assets by geographic location as of March 31, 2018 and December 31, 2017 are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Property and equipment, net:
Americas	$1,123	$868
Europe and the Middle East	62	89
Asia-Pacific	966	1,086
Total property and equipment, net	$2,151	$2,043

12. Restructuring and Severance

In the first quarter of 2018, the Company engaged a property management firm to actively market and search for a tenant to sublease the newly acquired 3VR office facility in San Francisco, California. The Company currently occupies only a small area of the leased space. Restructuring expenses recorded in the three months ended March 31, 2018 consists primarily of facility rental related costs.

No restructuring accrual was recorded at March 31, 2018 as the Company has not yet ceased use of the facility. At March 31, 2017, unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the condensed consolidated balance sheets. Restructuring and severance activities during the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$—	$237
Restructuring expense incurred for the period	110	—
Payments and non-cash item adjustment during the period	(110)	(103)
Balance at end of period	$—	$134

13. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments as of March 31, 2018 (in thousands):

	Operating Leases	Purchase Commitments	Other Contractual Commitments	Total
2018 (remaining nine months)	$1,455	$13,574	$68	$15,097
2019	1,812	450	13	2,275
2020	1,612	450	13	2,075
2021	1,375	450	13	1,838
2022	578	450	13	1,041
Thereafter	37	—	13	50
Total	$6,869	$15,374	$133	$22,376

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The Company provides warranties on certain product sales for periods ranging from 12 to 24 months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically, the warranty accrual and the expense amounts have been immaterial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Risk Factors,” The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Our operating segments focus on the following solutions:

•	Physical security and customer insight solutions, securing buildings via an integrated access control system, included in our Premises segment.
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

The foundation of our business is our deep technical expertise in RFID, smart card technology, and physical security technologies. Our close customer relationships and analytics platforms allow us to develop customer-relevant products and applications. This is underpinned by our core value of uncompromising quality.

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

In addition to this solution offering, in 2017, we launched Identiv Global Services (“IGS”), a service offering with a comprehensive catalog of end-to-end services that facilitates customer success and drives deeper adoption of the Identiv product portfolio. IGS supports customers throughout their premises security lifecycle from system design, to deployment to managed services.  IGS experts enable customers to address today’s complex security and IT systems interoperability requirements, and help them achieve a tailor-made set-up.

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

With over 20 years of smart card reader, application and token experience, we are known for our expertise in this complex ecosystem.  We combine our deep technical expertise with an optimized supply chain, to provide what we believe to be the most optimal, cost-effective and high-quality smart card-based products.  Whether Identiv branded products, original equipment manufacturers (“OEM”) branded, or embedded chips or modules, our position is as the trusted business solution provider for users and issuers of smart cards and embedded-chip applications.

Credentials

Our Credentials segment includes NFC and RFID products, including inlays and inlaybased and other cards, labels, tags and stickers, as well as other radio frequency (“RF”) and integrated circuits (“IC”) components and our generally grouped into access cards and transponders. Our TS Cards product line, we believe, is the first complete solution to allow customers to pay only for the most basic low-frequency proximity access technology while having the ability to evolve to the higher-security high-frequency and highest-security public key infrastructure (“PKI”) based access credentials.  This product line exemplifies our values:  we place no burden on our customers, instead providing the most cost-effective solution to their basic needs; and then deliver within this platform the ability for them to move to higher-level needs and capabilities, when they want, when they are ready and when they will realize economic and experience benefits.

Our transponder products span the full range of high frequency (“HF”) and ultra-high frequency (“UHF”) technologies.  Our differentiation is analogous to application-specific integrated circuits (“ASICS”) in the semiconductor market.  We leverage our flexible platform, our deep technical expertise and our infrastructure and supply chain to deliver solutions optimized for our customers’ business goals.  We believe we are more responsive, more flexible, more experienced in business-optimized solutions and have a better track record of sustained delivery of solution-specific, high-quality RFID devices than our competitors. Our credentials products are manufactured in our state-of-the-art facility in Singapore and are used in a diverse range of physical applications, including electronic entertainment such as virtual reality (“VR”), games, loyalty cards, mobile payment systems, transit and event ticketing, brand authenticity from pharmaceuticals to consumer goods, hospital resource management, cold-chain management and many others.

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

All Other

The All Other segment included legacy product lines, such as Chipdrive and Digital Media readers. No revenues from this segment were generated in 2018 and nominal revenues were generated in 2017. No revenues are expected to be generated in future periods. In the fourth quarter of 2016, we phased out our Digital Media product lines and discontinued our Chipdrive product line.

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

For a discussion of our net revenue by segment and geographic location, see Note 11, Segment Reporting and Geographic Information, in the accompanying notes to our unaudited condensed consolidated financial statements.

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Americas	$13,232	$9,108
Europe and the Middle East	2,308	1,879
Asia-Pacific	988	2,405
Total	$16,528	$13,392
Revenues:
Americas	80%	66%
Europe and the Middle East	14%	16%
Asia-Pacific	6%	18%
Total	100%	100%

Net Revenue Trends

Net revenue in the three months ended March 31, 2018 increased 23% compared with the first three months of 2017. Approximately 45% of our net revenue in the three months ended March 31, 2018 came from our Premises segment. Net revenue in the Premises segment was $7.5 million and $5.4 million for the three months ended March 31, 2018 and 2017, respectively. Net revenue in the Identity segment, which represented approximately 17% of total net revenue, was $2.8 million in the three months ended March 31, 2018 compared to $3.1 million in the prior year period. Net revenue in our Credentials segment represented approximately 38% of our net revenue. Net revenue in the Credentials segment was $6.2 million in the three months ended March 31, 2018 compared to $4.9 million in the comparable period in 2017.

Net Revenue in the Americas

Net revenue in the Americas was approximately $13.2 million in the three months ended March 31, 2018, accounting for 80% of total net revenue, and was up 45% compared to $9.1 million in the three months of 2017.  Net revenue from our Premises solutions for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 52% of our net revenue in the Americas region.

Net revenue in our Premises segment for the three months ended March 31, 2018 increased 44% compared to the prior year period primarily due to additional sales of video technology and analytics hardware and software products and related support services  following the acquisition of 3VR in February 2018, as well as higher sales of physical access control solutions and products, higher sales through our channel partners, and higher software product sales. Net revenue in our Identity segment increased 58% in the three months ended March 31, 2018 compared to the comparable period of the previous year primarily due to higher smart card reader sales. Net revenue in our Credentials segment increased 41% in the three months ended March 31, 2018 compared with the same period of the prior year primarily due to higher access card sales, partially offset by lower sales of RFID and NFC transponder products.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our solution for trusted physical access is an attractive offering to help federal agency customers move towards compliance with federal directives and mandates. To address our sales opportunities in the United States in general and with our U.S. Government customers in particular, we focus on a strong U.S. sales organization and our sales presence in Washington D.C.

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $3.3 million in the three months ended March 31, 2018, accounting for 20% of total net revenue and was down 23% compared to $4.3 million in the first three months of 2017 primarily as a result of lower sales in our Asia-Pacific region, partially offset by higher sales in our Europe and the Middle East region. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Premises products increased 8% in the three months ended March 31, 2018 from the prior year period due to higher sales of physical access control solutions in the Europe and the Middle East region, partially offset by a decrease in sales in the Asia-Pacific region. Net revenue from our Identity products decreased by approximately 54% in the three months ended March 31, 2018 compared with the same period of the prior year, primarily due to lower sales of smart card readers in the Asia-Pacific region. Identity readers comprised approximately 26% of the net revenue in both the Europe and the Middle East and the Asia-Pacific regions in the first three months of 2018. Net revenue from our Credentials products, which comprised approximately 53% of sales in both the Europe and the Middle East and the Asia-Pacific regions in the first three months of 2018, was comparable with the same period of the prior year primarily as a result of lower transponder and access card product sales in the Asia-Pacific region, offset by higher transponder product sales in the Europe and the Middle East region.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative spending) increased 23% in the first three months of 2018 compared with the same period of 2017. Research and development spending increased by 14% in the first three months of 2018 compared with the same period of 2017 resulting from additional headcount and external contractor costs associated with the acquisition of 3VR in the first quarter of 2018. Selling and marketing spending in the first three months of 2018 increased by 16% compared with the same period of 2017, due to the additional headcount and related costs associated with the acquisition of 3VR in the first quarter of 2018 and higher external contractor costs compared to the same period in the prior year. General and administrative spending in the first three months of 2018 increased 43% from the same period in the prior year primarily due to higher transaction related costs associated with the acquisition of 3VR in February of 2018, and the effect of reimbursements received in the first quarter of 2017 from our insurance provider for legal fees incurred in connection with matters related to a complaint by a former employee, related investigations, the class and derivative litigation and related proceedings, and reductions in our legal accruals.

Results of Operations

The following table includes segment net revenue and segment net profit information for our Premises, Identity, Credentials and All Other segments and reconciles gross profit to results of continuing operations before income taxes and noncontrolling interest      (in thousands):

	Three Months Ended March 31,
	2018	2017	% Change
Premises:
Net revenue	$7,506	$5,364	40%
Gross profit	4,155	3,099	34%
Gross profit margin	55%	58%
Identity:
Net revenue	2,780	3,089	(10%)
Gross profit	929	1,124	(17%)
Gross profit margin	33%	36%
Credentials:
Net revenue	6,242	4,935	26%
Gross profit	1,424	1,470	(3%)
Gross profit margin	23%	30%
All Other:
Net revenue	—	4	0%
Gross profit	—	4	0%
Gross profit margin	—	100%
Total:
Net revenue	16,528	13,392	23%
Gross profit	6,508	5,697	14%
Gross profit margin	39%	43%
Operating expenses:
Research and development	1,687	1,477	14%
Selling and marketing	3,903	3,379	16%
General and administrative	2,555	1,787	43%
Restructuring and severance	110	—	0%
Total operating expenses:	8,255	6,643	24%
Loss from operations	(1,747)	(946)	85%
Non-operating income (expense):
Interest expense, net	(476)	(674)	(29%)
Gain on extinguishment of debt	—	977	(100%)
Foreign currency gains (losses), net	(38)	(152)	(75%)
Loss before income taxes and noncontrolling interest	$(2,261)	$(795)	184%

Net Revenue

Total net revenue in the first quarter of 2018 was $16.5 million, up 23% compared with $13.4 million in the first quarter of 2017.  Total net revenue was higher in the first three months of 2018, mainly driven by higher sales in our Premises and Credentials segments. A more detailed discussion of net revenue by segment follows below.

Net revenue in our Premises segment was $7.5 million in the first quarter of 2018, an increase of 40% from $5.4 million in the first quarter of 2017. The increase was primarily due to additional sales of video technology and analytics hardware and software products and related support services  following the acquisition of 3VR in February 2018, as well as higher sales of physical access control solutions, higher sales through our channel partners, and higher software sales.

Net revenue in our Identity segment of $2.8 million in the first quarter of 2018 decreased 10% from $3.1 million in the first quarter of 2017 as a result of lower smart card reader and reader module and chipset sales in the Asia-Pacific region, partially offset by higher smart card reader sales in the Americas region.

Net revenue in our Credentials segment was $6.2 million in the first quarter of 2018, an increase of 26% from $4.9 million in the first quarter of 2017. The increase was primarily a result of higher access card product sales in the Americas region, partially offset by lower RFID and NFC transponder product sales in the Americas and Asia-Pacific regions.

Gross Profit

Gross profit for the first quarter of 2018 was $6.5 million, or 39% of net revenue, compared with $5.7 million or 43% of net revenue in the first quarter of 2017.  Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

In our Premises segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers, and sales of video technology and analytics hardware and software products, and related support services, was $4.2 million in the first quarter of 2018 and $3.1 million in the first quarter of 2017. Gross profit margins in the Premises segment of 55% were lower in the first quarter of 2018 compared to 58% in the comparable period of 2017 primarily attributable to the impact of a higher proportion of lower margin sales within the segment.

In our Identity segment, gross profit on sales of information security readers, smart card reader modules and reader chipsets was $0.9 million in the first quarter of 2018 compared to $1.1 million in the first quarter of 2017. Gross profit margins in the Identity segment of 33% were lower in the first quarter of 2018 compared to 36% in the comparable period of 2017 primarily attributable to a proportion of higher margin reader chipset sales in 2017.

In our Credentials segment, gross profit on sales of physical access cards and transponder related products for identification, authenticity and tracking applications was $1.4 million in the first quarter of 2018 compared to $1.5 million in the first quarter of 2017.  Gross profit margins in the Credentials segment were lower in the first quarter of 2018 at 23% compared to 30% in the first quarter of 2017 primarily due to the impact of higher a proportion of lower margin access card sales.

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

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2018 and 2017 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended March 31,
	2018	2017	% Change
Research and development	$1,687	$1,477	14%
as a % of net revenue	10%	11%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in the first quarter of 2018 increased compared to the comparable prior year period primarily attributable to the additional headcount and external contractor costs associated with the acquisition of 3VR in the first quarter of 2018.

Selling and Marketing

	Three Months Ended March 31,
	2018	2017	% Change
Selling and marketing	$3,903	$3,379	16%
as a % of net revenue	24%	25%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses in the first quarter of 2018 increased compared to the prior year quarter primarily attributable to the additional headcount and related costs associated with the acquisition of 3VR in the first quarter of 2018 and higher external contractor costs compared to the same period in the prior year.

General and Administrative

	Three Months Ended March 31,
	2018	2017	% Change
General and administrative	$2,555	$1,787	43%
as a % of net revenue	15%	13%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expenses in the first quarter of 2018 were higher compared to the same quarter of the prior year primarily due to $0.5 million in transaction related costs associated with the acquisition of 3VR in February of 2018, the impact of reimbursements received of $0.3 million in the first quarter of 2017 from our insurance provider for legal fees incurred in connection with matters related to a complaint by a former employee, related investigations, the class and derivative litigation and related proceedings, and reductions in our legal accruals of $0.2 million.

Restructuring and Severance Charges

	Three Months Ended March 31,
	2018	2017	% Change
Restructuring and severance	$110	$—	0%

In the first quarter of 2018, we engaged a property management firm to actively market and search for a tenant to sublease the newly acquired 3VR office facility in San Francisco, California. We currently occupy only a small area of the leased space.  Restructuring expenses recorded in the three months ended March 31, 2018 consists primarily of facility rental related costs.

See Note 12, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net and Gain on Extinguishment of Debt

	Three Months Ended March 31,
	2018	2017	% Change
Interest expense, net	$(476)	$(674)	(29%)
Gain on extinguishment of debt	$—	$977	(100%)

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability on a long-term payment obligation arising from our acquisition of Hirsch Electronics Corporation. The lower net interest expense in the first quarter of 2018 is attributable to lower borrowings outstanding compared to the comparable period in the prior year.

For the three months ended March 31, 2017, the gain on extinguishment of debt represents the difference between the reacquisition price of our previous debt facility and its net carrying amount. See Note 9, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Foreign Currency Gains (Losses), Net

	Three Months Ended March 31,
	2018	2017	% Change
Foreign currency (losses) gains, net	$(38)	$(152)	(75%)

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

Income Taxes

	Three Months Ended March 31,
	2018	2017	% Change
Income tax (provision) benefit	$(40)	$118	(134%)
Effective tax rate	(2%)	15%

As of March 31, 2018, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification, or ASC, 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three months ended March 31, 2018. The effective tax rates for the three months ended March 31, 2018 and 2017 differ from the federal statutory rate of 34% primarily due to a change in valuation allowance, a true-up of prior taxes, changes to uncertain tax positions, and the provision or benefit in certain foreign jurisdictions, which are subject to lower tax rates.

Liquidity and Capital Resources

As of March 31, 2018, our working capital, which we define as current assets less current liabilities, was $10.8 million, a decrease of $12.2 million compared to $23.0 million as of December 31, 2017. As of March 31, 2018, our cash balance was $16.7 million.

On February 8, 2017, we entered into Loan and Security Agreements (each, a “Loan and Security Agreement”) with EWB and VLL7 and VLL8. The Loan and Security Agreement with EWB provides for a $10.0 million revolving loan facility, and the Loan and Security Agreement with VLL7 and VLL8 provides for a term loan in an aggregate principal amount of $10.0 million. In connection with the closing of both Loan and Security Agreements, we repaid all outstanding amounts under our credit agreement with our previous lender. See Note 9, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information.

On December 28, 2017, we paid down an aggregate principal amount of $5.0 million of the $10.0 million outstanding principal balance of the term loan under the Loan and Security Agreement with VLL7 and VLL8, and $0.9 million of accrued and unpaid interest outstanding at the prepayment date, together with all the scheduled interest that would have accrued and been payable through the stated maturity of the term loan. See Note 9, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information.

On December 20, 2017, we entered into a Securities Purchase Agreement with each of 21 April Fund, Ltd. and 21 April Fund, LP (collectively, the “Purchasers”), in which we, through a private placement, agreed to issue and sell an aggregate of up to 5,000,000 shares of Series B non-voting convertible preferred stock. The Purchasers purchased an aggregate of 3,000,000 preferred shares at a price of $4.00 per share in cash at the initial closing of the transaction. We have the option to issue and sell an additional 2,000,000 preferred shares at a price of $4.00 per share in cash at a second closing within one year of initial closing. The total purchase price payable to us is $20,000,000, of which $12,000,000 was paid at the initial closing and $8,000,000 will be paid, if at all, at the second closing. We are required to use the proceeds from the issuance of the preferred shares to pay off existing debt obligations and to fund future acquisitions of technology, business and other assets. See Note 5, Stockholders’ Equity, in the accompanying notes to our condensed consolidated financial statements for more information.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2018, the amount of cash included at such subsidiaries was $2.5 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses for the foreseeable future. As of March 31, 2018, we have a total accumulated deficit of $402.0 million. During the three months ended March 31, 2018, we incurred a consolidated net loss of $2.3 million. Although we have, and expect to continue, to realize benefits of the restructuring initiatives realized in 2016, we may continue to incur losses in the future.

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

The following summarizes our cash flows for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash provided by (used in) operating activities	$465	$(781)
Net cash used in investing activities	(1,451)	(50)
Net cash used in financing activities	(1,515)	(598)
Effect of exchange rates on cash	134	195
Net decrease in cash	(2,367)	(1,234)
Cash, beginning of period	19,052	9,116
Cash, end of period	$16,685	$7,882

Cash flows from operating activities

Cash provided by operating activities for the three months ended March 31, 2018 was primarily due to the net loss of $2.3 million, partially offset by an increase in cash from net changes in operating assets and liabilities of $1.2 million and adjustments for certain non-cash items of $1.5 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, and stock-based compensation. For the three months ended March 31, 2017, cash used in operating activities was primarily due to the net loss of $0.7 million and a decrease in cash from net changes in operating assets and liabilities of $0.7 million, partially offset by adjustments for certain non-cash items of $0.6 million.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2018 was $1.5 million and related to the acquisition of 3VR of $1.4 million, net of cash acquired and $0.1 million related to capital expenditures. Cash used in investing activities for the three months ended March 31, 2017 was approximately $0.1 million and related to capital expenditures.

Cash flows from financing activities

Cash used in financing activities during the three months ended March 31, 2018 related to borrowings of debt, net of issuance costs, of $9.6 million, offset by repayments of debt of $11.0 million and taxes paid related to net share settlement of restricted stock units of $0.2 million. Cash used in financing activities during the three months ended March 31, 2017 was attributable borrowings of debt, net of issuance costs, of $21.5 million, offset by repayments of debt of $22.0 million and taxes paid related to net share settlement of restricted stock units of $0.1 million.

Contractual Obligations

Significant commitments that will require the use of cash in future periods include obligations under operating leases, our contractual payment obligation assumed upon our acquisition of Hirsch, debt obligations, purchase commitments and other obligations. Gross committed operating lease obligations are $6.9 million, our contractual payment obligation assumed upon our acquisition of Hirsch is $4.0 million, the bank term loan, revolving loan facility and interest related obligation is $16.8 million, notes payable of $2.0 million, and purchase commitments and other obligations are $15.5 million at March 31, 2018. Total commitments due within one year are $31.8 million and due thereafter are $13.3 million at March 31, 2018. These commitment levels are based on existing terms of our operating leases, obligation with suppliers, our contractual payment obligation and our existing loan agreements as of March 31, 2018.

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

As a result of adopting ASC 606 as of January 1, 2018, and the acquisition of 3VR in the first quarter of 2018, there have been material changes in our critical accounting policies during the three months ended March 31, 2018, as described in Note 1, Organization and Summary of Significant Accounting Policies, Note 2, Revenue, and Note 3, Business Combinations, to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q. With the exception of these changes, during the three months ended March 31, 2018, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 1, Organization and Summary of Significant Accounting Policies, in the accompanying notes to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report for a description of recent accounting pronouncements, which is incorporated herein by reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the schedule, defendants filed motions to dismiss under Rule 12(b)(6) on January 16, 2018.  Plaintiff filed his opposition brief on February 14, 2018.  Defendants filed reply briefs on March 2, 2018.  The court heard argument on the motions to dismiss on March 23, 2018.  On April 13, 2018, the court entered an order granting the motions to dismiss.  On April 19, 2018, Plaintiff Oswald filed a motion for leave to file a third amended complaint.  On that same date, Plaintiff Chopra, a plaintiff in a related and stayed derivative action in state court, filed a motion to intervene in the Oswald action.  Defendants’ oppositions to both motions are due May 21, 2018.  Plaintiffs’ replies to both motions are due June 1, 2018.  A hearing has been set for June 15, 2018 for both motions before Judge Breyer.  On October 18, 2017, the court in the Wollnik lawsuit conducted a case management conference, at the conclusion of which the court scheduled a complex determination hearing for November 28, 2017. We filed a notice of non-opposition to complex case designation and request for coordination with the Chopra lawsuit on October 24, 2017. The plaintiff in the Wollnik lawsuit filed a statement of non-opposition to complex case designation on or about November 27, 2017. The court continued the complex determination hearing to April 3, 2018. On April 3, 2018, the court deemed the Wollnik action to be a complex matter.  No further dates have yet been scheduled in this matter. We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

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

Impairment in the value of our goodwill or other intangible assets could have a material adverse effect on our operating results and financial condition.

We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually, or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of a reporting unit could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. Any such charges could have a material adverse effect on our results of operations or financial condition.

In addition to the above and other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2018 and 2017, we repurchased 42,447 shares and 16,160 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

Item 5. Other Information

On May 9, the Compensation Committee of the Board of Directors approved certain changes to the compensation of our Chief Financial Officer, Sandra Wallach.  Ms. Wallach’s base salary was increased, effective as of April 1, 2018, from $265,000 to $275,000, and she will be eligible to receive a bonus of up to $25,000.  In addition, the Compensation Committee granted Ms. Wallach an RSU award for 40,000 shares of our common stock of which 25% vests on April 1, 2019 with additional vesting in equal quarterly installments over the following three years.

Item 6. Exhibits

Exhibit Number	Description

2.1*

Agreement and Plan of Merger dated as of February 6, 2018 among the Company, Eagle Acquisition, Inc., 3VR Security, Inc., and Fortis Advisors LLC, as Securityholder Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2018).

10.1

Third Amendment to Loan and Security Agreement dated January 31, 2018 between the Company and East West Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2018).

10.2

Form of Securityholder Agreement dated as of February 6, 2018 between the Company, each of the shareholders and noteholders of 3VR Security, Inc., and the Management Carve-out Participants (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2018).

10.3	Form of Subordinated Unsecured Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 6, 2018).

10.4^	Fourth Amendment to Loan and Security Agreement dated February 5, 2018 between the Company and East West Bank.

10.5^	Fifth Amendment to Loan and Security Agreement dated March 6, 2018 between the Company, 3VR Security, Inc. and East West Bank.

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#

Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

^	Filed herewith.

*

Schedules and attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and attachments upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDENTIV, INC.

May 15, 2018	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

May 15, 2018	By:	/S/ Sandra Wallach
Sandra Wallach
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)