Form 10-Q
period 2018-06-30
Identiv, Inc.
filed 2018-08-13
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 1, 2018, the registrant had 15,353,391 shares of common stock, $0.001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$17,922	$19,052
Accounts receivable, net of allowances of $358 and $306 as of June 30, 2018 and December 31, 2017, respectively	13,974	12,282
Inventories	12,751	11,126
Prepaid expenses and other current assets	1,884	1,779
Total current assets	46,531	44,239
Property and equipment, net	2,012	2,043
Intangible assets, net	9,686	4,365
Goodwill	5,781	—
Other assets	1,039	715
Total assets	$65,049	$51,362
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$7,181	$5,863
Current portion - payment obligation	953	888
Current portion - financial liabilities, net of discount and debt issuance costs of $133 and $404, respectively	13,586	9,829
Notes payable	2,000	—
Deferred revenue	2,943	900
Accrued compensation and related benefits	1,804	1,515
Other accrued expenses and liabilities	2,686	2,020
Total current liabilities	31,153	21,015
Long-term payment obligation	2,447	2,998
Long-term financial liabilities, net of discount and debt issuance costs of $0 and $582, respectively	—	2,921
Long-term deferred revenue	958	190
Other long-term liabilities	438	385
Total liabilities	34,996	27,509
Commitments and contingencies (see Note 13)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Series B Preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 and 3,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	5	3
Common stock, $0.001 par value: 50,000 shares authorized; 16,316 and 15,341 shares issued and 15,339 and 14,436 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	16	15
Additional paid-in capital	440,289	428,470
Treasury stock, 977 and 905 shares as of June 30, 2018 and December 31, 2017, respectively	(7,763)	(7,485)
Accumulated deficit	(404,696)	(399,647)
Accumulated other comprehensive income	2,372	2,675
Total Identiv, Inc. stockholders' equity	30,223	24,031
Noncontrolling interest	(170)	(178)
Total stockholders´ equity	30,053	23,853
Total liabilities and stockholders' equity	$65,049	$51,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net revenue	$20,294	$14,840	$36,822	$28,232
Cost of revenue	12,141	9,157	22,161	16,852
Gross profit	8,153	5,683	14,661	11,380
Operating expenses:
Research and development	1,837	1,511	3,524	2,988
Selling and marketing	4,358	3,315	8,261	6,694
General and administrative	2,756	2,085	5,311	3,872
Restructuring and severance	258	—	368	—
Total operating expenses	9,209	6,911	17,464	13,554
Loss from operations	(1,056)	(1,228)	(2,803)	(2,174)
Non-operating income (expense):
Interest expense, net	(472)	(678)	(948)	(1,352)
(Loss) gain on extinguishment of debt, net	(1,369)	—	(1,369)	977
Foreign currency gains (losses), net	192	1	154	(151)
Loss before income taxes and noncontrolling interest	(2,705)	(1,905)	(4,966)	(2,700)
Income tax (provision) benefit	(40)	1	(80)	119
Loss before noncontrolling interest	(2,745)	(1,904)	(5,046)	(2,581)
Less: Income attributable to noncontrolling interest	—	—	(5)	(10)
Net loss attributable to Identiv, Inc.	$(2,745)	$(1,904)	$(5,051)	$(2,591)
Basic and diluted net loss per share attributable to Identiv, Inc.	$(0.18)	$(0.15)	$(0.33)	$(0.22)
Weighted average shares used to compute basic and diluted loss per share	15,584	12,657	15,349	12,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(2,745)	$(1,904)	$(5,046)	$(2,581)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(412)	(43)	(300)	140
Total other comprehensive (loss) income, net of income taxes	(412)	(43)	(300)	140
Comprehensive loss	(3,157)	(1,947)	(5,346)	(2,441)
Less: Comprehensive income attributable to noncontrolling interest	—	(1)	(8)	(7)
Comprehensive loss attributable to Identiv, Inc. common stockholders	$(3,157)	$(1,948)	$(5,354)	$(2,448)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, in thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2017	3,000	$3	14,436	$15	$428,470	$(7,485)	$(399,647)	$2,675	$(178)	$23,853
Net loss	—	—	—	—	—	—	(5,051)	—	5	(5,046)
Other comprehensive loss	—	—	—	—	—	—	—	(303)	3	(300)
Impact of adoption of Topic 606 (Note 2)	—	—	—	—	—	—	2			2
Issuance of Series B preferred stock, net of issuance costs	2,000	2	—	—	7,893	—	—	—	—	7,895
Issuance of common stock in connection with acquisition of business			723	1	2,634	—	—	—	—	2,635
Issuance of common stock in connection with vesting of stock awards	—	—	249	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,284	—	—	—	—	1,284
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(72)	—	—	(278)	—	—	—	(278)
Issuance of shares to non- employees	—	—	3	—	8	—	—	—	—	8
Balances, June 30, 2018	5,000	$5	15,339	$16	$440,289	$(7,763)	$(404,696)	$2,372	$(170)	$30,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,046)	$(2,581)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,561	1,376
Loss (gain) on extinguishment of debt, net	1,369	(977)
Accretion of interest on long-term payment obligation	124	195
Amortization of debt issuance costs	223	421
Stock-based compensation expense	1,284	1,252
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	323	(1,182)
Inventories	(1,361)	(911)
Prepaid expenses and other assets	(260)	(401)
Accounts payable	(272)	2,491
Payment obligation liability	(610)	(591)
Deferred revenue	(115)	52
Accrued expenses and other liabilities	202	(1,829)
Net cash used in operating activities	(2,578)	(2,685)
Cash flows from investing activities:
Capital expenditures	(217)	(264)
Acquisition of business, net of acquired cash	(1,384)	—
Net cash used in investing activities	(1,601)	(264)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	12,339	31,430
Repayment of debt	(16,612)	(32,118)
Proceeds from issuance of common stock, net of issuance costs	—	12,553
Taxes paid related to net share settlement of restricted stock units	(278)	(154)
Proceeds from issuance of Series B preferred stock, net of issuance costs	7,895	—
Net cash provided by financing activities	3,344	11,711
Effect of exchange rates on cash	(295)	90
Net (decrease) increase in cash	(1,130)	8,852
Cash at beginning of period	19,052	9,116
Cash at end of period	$17,922	$17,968
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,320	$930
Taxes paid, net	$91	$65
Non-cash investing and financing activities:
Warrants issued as debt issuance costs in connection with debt agreements	$—	$2,319
Common stock issued for acquisition of business, net	$2,635	$—
Promissory notes issued in acquisition of business	$2,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identiv, Inc. (“Identiv” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Quantitative and Qualitative Disclosures About Market Risk,” and the audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The Company may experience significant variations in demand for its products quarter to quarter and typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results. The December 31, 2017 balance sheet was derived from the audited financial statements as of that date.

Reclassifications — Certain reclassifications have been made to the fiscal year 2017 financial statements to conform to the fiscal year 2018 presentation. The reclassifications had no impact on net loss, total assets, or stockholders’ equity.

Concentration of Credit Risk — No customer represented more than 10% of net revenue for either of the three or six months ended June 30, 2018 or 2017. No customer represented 10% or more of the Company’s accounts receivable balance at June 30, 2018 or December 31, 2017.

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

Intangible Assets —Amortizable intangible assets include trademarks, developed technology and customer relationships acquired as part of business combinations. Intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives ranging from four to twelve years and are reviewed for impairment in accordance with ASC 360, Property, Plant and Equipment.

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

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achieving technological feasibility have not been significant and generally have been expensed as incurred. At June 30, 2018, the amount of capitalized software development costs totaled $0.4 million and is included primarily in other assets in the accompanying condensed consolidated balance sheet. Software development costs capitalized in 2017 totaled $0.4 million. No software development costs were capitalized in 2018.

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

The timing of revenue recognition for hardware and professional services is expected to remain substantially unchanged. The Company’s overall mix of revenue recognized at a point in time versus over time is expected to increase in the future due to the intended growth and expansion of its services offerings. For the three and six months ended June 30, 2018, approximately 94% and 95%, respectively, of the Company’s revenue was recognizable on delivery and 6% and 5%, respectively, over time.

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of June 30, 2018 (in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Deferred revenue	$1,090	$(2)	$1,088
Accumulated deficit	(399,647)	2	(399,645)

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2018 (in thousands, except per share amounts):

	As Reported Under Topic 606	Adjustments	Balance Under Prior GAAP
Net revenue	$36,822	$—	$36,822
Cost of revenue	22,161	—	22,161
Operating expenses	17,464	—	17,464
Provision for income taxes	(80)	—	(80)
Net loss	(5,051)	—	(5,051)
Basic and diluted net loss per share	(0.33)		(0.33)

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

Significant Judgments

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. For such arrangements, the Company allocates revenues to each performance obligation based on its relative standalone selling price (“SSP”).

Judgment is required to determine the SSP for each distinct performance obligation in a contract. For the majority of items, the Company estimates SSP using historical transaction data. The Company uses a range of amounts to estimate SSP when it sells each of the products and services separately and needs to determine whether there is a discount to be allocated based on the relative SSP of the various products and services. In instances where SSP is not directly observable, such as when the product or service is not sold separately, the Company determines the SSP using information that may include market conditions and other observable inputs.

The determination of SSP is an ongoing process and information is reviewed regularly in order to ensure SSPs reflect the most current information or trends.

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

Total net sales based on the disaggregation criteria described above are as follows (in thousands):

	Three Months Ended June 30,
	2018			2017 (1)
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$14,732	$1,173	$15,905	$9,148	$347	$9,495
Europe and the Middle East	2,510	13	2,523	2,103	14	2,117
Asia-Pacific	1,866	—	1,866	3,228	—	3,228
Total	$19,108	$1,186	$20,294	$14,479	$361	$14,840

	Six Months Ended June 30,
	2018			2017 (1)
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$27,220	$1,917	$29,137	$17,933	$670	$18,603
Europe and the Middle East	4,804	27	4,831	3,970	26	3,996
Asia-Pacific	2,854	—	2,854	5,633	—	5,633
Total	$34,878	$1,944	$36,822	$27,536	$696	$28,232

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

Changes in deferred revenue during the six months ended June 30, 2018 were as follows (in thousands):

Amount
Deferred revenue at December 31, 2017	$1,090
Impact of adoption of Topic 606	(2)
Deferred revenue at January 1, 2018	1,088
Fair value of deferred revenue acquired in acquisition, net of recognition	2,085
Deferral of revenue billed in current period, net of recognition	1,361
Recognition of revenue deferred in prior periods	(633)
Balance as of June 30, 2018	$3,901

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $2.5 million as of June 30, 2018. Since the Company typically invoices customers at contract inception, this amount is included in deferred revenue balance. As of June 30, 2018, the Company expects to recognize approximately 35% of the revenue related to these unsatisfied performance obligations during the remainder of 2018, 46% during 2019, and 19% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e. commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the three and six months ended June 30, 2018, total capitalized costs to obtain a contract were immaterial.

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

Under the terms of the Merger Agreement, at the closing of the Acquisition, the Company acquired all of the outstanding shares of 3VR for total purchase consideration of $6.2 million, consisting of

(i)	payment in cash of approximately $1.6 million;
(ii)	issuance of subordinated unsecured promissory notes in an aggregate principal amount of $2.0 million;
(iii)

issuance of 609,830 shares of the Company’s common stock with a value of approximately $2.3 million.  An aggregate of up to $1.0 million, or 294,927 shares, of the Company’s common stock issuable at the closing of the transaction were held back for a period of up to 12 months following the closing for the satisfaction of certain indemnification claims. On May 9, 2018, the Company and the Security Holder Representative reached agreement as to the satisfaction of certain of the indemnification claims asserted by the Company at the closing of the Acquisition. As a result, the purchase consideration, and the amount of goodwill recorded, were reduced by $660,000. Of the 294,927 shares that were held back at closing, 181,319 shares were canceled. The remaining 93,406 shares continue to be subject to the terms of the Merger Agreement.

Additionally, in the event that the Company’s subsidiary, 3VR, achieves $24.1 million in product shipments in 2018, the Company will be obligated to issue a further earn-out consideration of $3.5 million payable in shares of the Company’s common stock (subject to certain conditions) with a potential maximum earn-out value of $7.0 million in the event that such shipments exceed $48.2 million.  Further, in calendar year 2019, the Company may also be obligated to pay, in cash, and subject to certain conditions, contingent consideration equal to the lesser of (a) 35% of the gross margin of certain products sold and services rendered by 3VR in 2018 pursuant to a supply arrangement and (b) $25.0 million, each subject to adjustments. Management has assessed the probability of the issuance of shares related to the earn-out consideration, and the payment of the contingent consideration noted above, and determined it as remote. Accordingly, no value was ascribed to the earn-out as of June 30, 2018.

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

Cash	$195
Accounts receivable	2,029
Inventory	257
Prepaid expenses and other current assets	169
Property and equipment	334
Trademarks	400
Customer relationships	2,900
Developed technology	3,000
Total identifiable assets acquired	9,284
Accounts payable	(1,590)
Accrued expenses and liabilities	(711)
Deferred revenue	(2,928)
Debt	(3,622)
Total liabilities assumed	(8,851)
Net identifiable assets acquired	433
Goodwill	5,781
Purchase price	$6,214

In June 2018, the Company recorded an adjustment to its accounting for the amount recorded as accounts receivable at acquisition. Accordingly, the fair value of accounts receivable was decreased by $561,000, with a corresponding increase to goodwill and reflected in the Company’s purchase price allocation.

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
	$6,300

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of 3VR resulted in $5.8 million of goodwill. With the addition of the 3VR video security and analytics platform, the Company believes this goodwill largely reflects the expansion of its Hirsch product and service offerings through the complementary offerings of 3VR. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually.

The results of operations of 3VR for the period from the acquisition date through June 30, 2018 are included in the accompanying condensed consolidated statements of operations. Pursuant to ASC 805, Business Combinations, the Company incurred and expensed approximately $212,000 and $521,000 in acquisition and transitional costs associated with the acquisition of 3VR during the year ended December 31, 2017 and the six months ended June 30, 2018, respectively which were primarily general and administrative expenses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2018 and December 31, 2017, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

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

As of June 30, 2018 and December 31, 2017, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share, and 5,000,000 of which have been designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of June 30, 2018 and December 31, 2017. During 2017, the Company’s board of directors (the “Board”) authorized the issuance of up to 5,000,000 shares of the Series B Preferred Stock, 5,000,000 of which were outstanding as of June 30, 2018.

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

Series B Preferred Stock

On December 20, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of 21 April Fund, Ltd. and 21 April Fund, LP (collectively, the “Purchasers”), pursuant to which the Company, in a private placement, agreed to issue and sell to the Purchasers an aggregate of up to 5,000,000 shares of the Series B Preferred Stock, $0.001 par value per share (collectively referred to as the “Shares”). The Purchasers agreed to purchase an aggregate of 3,000,000 Shares at a price of $4.00 per share in cash at the initial closing of the transaction, and at the sole option of the Company, an additional 2,000,000 Shares at a price of $4.00 per share in cash at a second closing, if any (the “Private Placement”). The total purchase price payable to the Company is $20,000,000, of which $12,000,000 was paid at the initial closing.

On May 30, 2018, the Company issued 2,000,000 Shares, at a price of $4.00 per share in the second closing of the Private Placement. Gross proceeds to the Company from the second closing were approximately $8.0 million, before deducting fees and certain expenses payable by the Company.

The proceeds from the issuance of the Shares are required to be used to pay off existing debt obligations of the Company and to fund future acquisitions of technology, business and other assets by the Company.

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

Based on the current conversion price, the outstanding shares of Series B Preferred Stock as of June 30, 2018 would be convertible into 5,000,000 shares of the Company’s common stock.  However, the conversion rate will be subject to adjustment in the event of certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share.  As of June 30, 2018, none of the contingent conditions to adjust the total common shares to convert the Shares had been met.

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

Common Stock Warrants

On August 13, 2014, in connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “2014 Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the 2014 Consultant Warrant was issued and quarterly thereafter. The 2014 Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the 2014 Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of June 30, 2018, none of the shares under the 2014 Consultant Warrant had been exercised.

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

Below is the summary of outstanding warrants issued by the Company as of June 30, 2018:

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

Stock-Based Compensation Plans

The Company has a stock-based compensation plan to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons. The Company’s stock-based compensation plan consists of the 2011 Incentive Compensation Plan (the “2011 Plan”), as amended. Shares are no longer available for issuance under the Company’s 2010 Bonus and Incentive Plan (the “2010 Plan”) and the 2007 Stock Option Plan (the “2007 Plan”).

Stock Bonus and Incentive Plans

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. Subsequent to June 6, 2011 through December 31, 2017, the number of shares of common stock authorized for issuance under the 2011 Plan had been increased by 3,000,000 shares. On May 31, 2018, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares of common stock authorized for issuance by 500,000 shares.

Stock Option Plans

A summary of activity for the Company’s stock option plans for the six months ended June 30, 2018 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2017	672,441	$6.28	—	$—
Granted	—	—
Cancelled or Expired	(39,970)	12.28
Exercised	—	—
Balance at June 30, 2018	632,471	$5.90	7.09	$—
Vested or expected to vest at June 30, 2018	626,752	$5.91	7.08	$—
Exercisable at June 30, 2018	492,744	$6.32	6.85	$—

The following table summarizes information about options outstanding as of June 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	477,310	7.71	$4.48	338,416	$4.53
$7.50 - $11.30	133,415	5.40	9.39	132,582	9.38
$12.00 - $19.70	17,396	4.01	13.66	17,396	13.66
$21.70 - $24.20	4,350	3.18	23.27	4,350	23.27
$4.36 - $24.20	632,471	7.09	$5.90	492,744	$6.32

At June 30, 2018, there was $0.4 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock and Restricted Stock Units

The following is a summary of restricted stock and restricted stock unit (“RSU”) activity for the six months ended June 30, 2018:

	Number of RSUs	Weighted Average Fair Value
Unvested at December 31, 2017	1,460,044	$3.08
Granted	560,784	3.60
Vested	(285,529)	3.46
Forfeited	(134,510)	2.81
Unvested at June 30, 2018	1,600,789	$3.21
Shares vested but not released	345,893	$2.88

The fair value of the Company’s restricted stock awards and RSUs is calculated based upon the fair market value of the Company’s stock at the date of grant. As of June 30, 2018, there was $4.7 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.9 years. As of June 30, 2018, an aggregate of 1,600,789 RSUs were outstanding under the 2011 Plan.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$22	$23	$41	$47
Research and development	136	116	271	231
Selling and marketing	189	110	348	270
General and administrative	301	412	624	704
Total	$648	$661	$1,284	$1,252

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2018 was as follows:

Exercise of outstanding stock options, vesting of RSUs, and issuance of RSUs vested but not released	2,579,153
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	692,264
Noncontrolling interest in Bluehill ID AG	10,355
Warrants to purchase common stock	765,000
Shares of common stock issuable on conversion of Series B Preferred Stock	5,000,000
Total	9,340,660

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. The following common stock equivalents have been excluded from diluted net loss per share for the six months ended June 30, 2018 and 2017 because their inclusion would be anti-dilutive:

	Six Months Ended June 30,
	2018	2017
Shares of common stock subject to outstanding RSUs	1,600,789	1,753,837
Shares of common stock subject to outstanding options	632,471	690,312
Shares of common stock subject to outstanding warrants	765,000	951,878
Shares of common stock reserved to acquire remaining share of noncontrolling interest	10,355	10,355
Shares of common stock issuable upon conversion of Series B Preferred Stock	5,000,000	—
Total	8,008,615	3,406,382

Accumulated Other Comprehensive Income

Accumulated other comprehensive income at June 30, 2018 and December 31, 2017 consists of foreign currency translation adjustments totaling $2.4 million and $2.7 million, respectively.

Restricted Stock Unit Net Share Settlements

During the six months ended June 30, 2018 and 2017, the Company repurchased 71,635 and 30,015 shares, respectively of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	June 30,	December 31,
	2018	2017
Raw materials	$5,060	$3,700
Work-in-progress	3	22
Finished goods	7,688	7,404
Total	$12,751	$11,126

Property and equipment, net consists of (in thousands):

	June 30,	December 31,
	2018	2017
Building and leasehold improvements	$2,050	$1,917
Furniture, fixtures and office equipment	1,800	1,771
Plant and machinery	9,514	9,411
Purchased software	2,153	2,050
Total	15,517	15,149
Accumulated depreciation	(13,505)	(13,106)
Property and equipment, net	$2,012	$2,043

The Company recorded depreciation expense of $0.3 million and $0.4 million during each of the three months ended June 30, 2018 and 2017, and $0.6 million and $0.6 million during the six months ended June 30, 2018 and 2017, respectively .

Other accrued expenses and liabilities consist of (in thousands):

	June 30,	December 31,
	2018	2017
Accrued professional fees	$1,117	$1,065
Accrued warranties	318	75
Income taxes payable	33	19
Other accrued expenses	1,218	861
Total	$2,686	$2,020

7. Goodwill and Intangible Assets

Goodwill

The following table summarizes the carrying amount of goodwill resulting from the acquisition of 3VR (in thousands):

	Premises	Credentials	Identity	All Other	Total
Balance at December 31, 2017	$—	$—	$—	$—	$—
Acquisition of business	5,781	—	—	—	5,781
Balance at June 30, 2018	$5,781	$—	$—	$—	$5,781

In accordance with ASC 350, the Company tests goodwill with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performs interim goodwill impairment reviews between its annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. The Company believes the methodology that it uses to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides it with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether its goodwill is impaired are outside of its control and it is reasonably likely that assumptions and estimates will change in future periods. These changes in assumptions and estimates could result in future impairments. During the quarter ended June 30, 2018, the Company noted no indicators of goodwill impairment and concluded no further testing necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount at December 31, 2017	$—	$4,600	$10,639	$15,239
Accumulated amortization	—	(3,257)	(7,617)	(10,874)

Intangible Assets, net at December 31, 2017	$—	$1,343	$3,022	$4,365

Gross carrying amount at June 30, 2018	$400	$7,600	$13,539	$21,539
Accumulated amortization	(30)	(3,593)	(8,230)	(11,853)

Intangible Assets, net at June 30, 2018	$370	$4,007	$5,309	$9,686

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three and six months ended June 30, 2018.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$187	$112	$336	$224
Selling and marketing	345	252	643	504
Total	$532	$364	$979	$728

The estimated annual future amortization expense for purchased intangible assets with definite lives as of June 30, 2018 is as follows (in thousands):

2018 (remaining six months)	$1,062
2019	2,125
2020	2,125
2021	670
2022	670
Thereafter	3,034
Total	$9,686

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

The Company included $0.1 million and $0.1 million of interest expense during each of the three and six months ended June 30, 2018, respectively, and $0.1 million and $0.2 million of interest expense during the three and six months ended June 30, 2017, respectively, in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of June 30, 2018 is as follows (in thousands):

2018 (remaining six months)	$620
2019	1,277
2020	1,422
2021	367
Present value discount factor	(286)
Total	3,400
Less: Current portion - payment obligation	(953)
Long-term payment obligation	$2,447

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	June 30,	December 31,
	2018	2017
Notes payable	$2,000	$—
Term loan	—	5,000
Revolving loan facility	13,719	8,736
Total before discount and debt issuance costs	15,719	13,736
Less: Current portion of notes payable	(2,000)	—
Less: Current portion of financial liabilities	(13,586)	(9,829)
Less: Current portion of unamortized discount and debt issuance costs	(133)	(404)
Less: Long-term portion of unamortized discount and debt issuance costs	—	(582)
Long-term financial liabilities	$—	$2,921

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

On May 31, 2018, the Company paid off the remaining amounts payable under its $10.0 million principal amount term loan under the Loan and Security Agreement with VLL7 and VLL8. The Company paid to VLL7 and VLL8 approximately $5.2 million, consisting of $4.6 million in outstanding principal, and $0.6 million of accrued and unpaid interest outstanding at the prepayment date together with all the scheduled interest that would have accrued and been payable through the stated maturity of the term loan. As a result, the Company recorded a loss on extinguishment of debt totaling $1.4 million, representing the difference between the reacquisition price of the repaid portion of the Term Loan and its carrying amount.

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

As of June 30, 2018, the Company was in compliance with all financial covenants under the Revolving Loan Facility.

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

As the Company’s previously unremitted earnings have now been subjected to U.S. federal income tax, any repatriation of these earnings to the U.S. would not be expected to incur significant additional taxes related to such amounts. The Company continues to assert that its foreign earnings are indefinitely reinvested in its overseas operations, but in light of the Act, the Company continues to evaluate its position on that assertion.

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

Net revenue and gross profit information by segment for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Premises:
Net revenue	$8,821	$5,778	$16,327	$11,142
Gross profit	4,818	3,045	8,973	6,144
Gross profit margin	55%	53%	55%	55%
Identity:
Net revenue	3,154	4,058	5,934	7,147
Gross profit	1,103	1,313	2,032	2,437
Gross profit margin	35%	32%	34%	34%
Credentials:
Net revenue	8,319	5,005	14,561	9,940
Gross profit	2,232	1,323	3,656	2,793
Gross profit margin	27%	26%	25%	28%
All Other:
Net revenue	—	(1)	—	3
Gross profit	—	2	—	6
Gross profit margin	—	N/A	—	N/A
Total:
Net revenue	20,294	14,840	36,822	28,232
Gross profit	8,153	5,683	14,661	11,380
Gross profit margin	40%	38%	40%	40%
Operating expenses:
Research and development	1,837	1,511	3,524	2,988
Selling and marketing	4,358	3,315	8,261	6,694
General and administrative	2,756	2,085	5,311	3,872
Restructuring and severance	258	—	368	—
Total operating expenses:	9,209	6,911	17,464	13,554
Loss from operations	(1,056)	(1,228)	(2,803)	(2,174)
Non-operating income (expense):
Interest expense, net	(472)	(678)	(948)	(1,352)
(Loss) gain on extinguishment of debt, net	(1,369)	—	(1,369)	977
Foreign currency gains (losses), net	192	1	154	(151)
Loss before income taxes and noncontrolling interest	$(2,705)	$(1,905)	$(4,966)	$(2,700)

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Americas	$15,905	$9,495	$29,137	$18,603
Europe and the Middle East	2,523	2,117	4,831	3,996
Asia-Pacific	1,866	3,228	2,854	5,633
Total	$20,294	$14,840	$36,822	$28,232
Revenues:
Americas	78%	64%	79%	66%
Europe and the Middle East	12%	14%	13%	14%
Asia-Pacific	9%	22%	8%	20%
Total	100%	100%	100%	100%

Long-lived assets by geographic location as of June 30, 2018 and December 31, 2017 are as follows (in thousands):

	June 30,	December 31,
	2018	2017
Property and equipment, net:
Americas	$1,085	$868
Europe and the Middle East	42	89
Asia-Pacific	885	1,086
Total property and equipment, net	$2,012	$2,043

12. Restructuring and Severance

On February 14, 2018, the Company acquired 3VR. As a result of the acquisition, in the six months ended June 30, 2018, the Company incurred restructuring and severance expenses of $0.4 million, consisting primarily of facility rental related costs of $0.2 million and severance related costs of $0.2 million. In the first quarter of 2018, the Company engaged a property management firm to actively market and search for a tenant to sublease the newly acquired 3VR office facility in San Francisco, California. The Company currently occupies only a small area of the leased space.

No restructuring accrual was recorded at June 30, 2018 as the Company has not yet ceased use of the facility. At June 30, 2017, unpaid restructuring and severance accruals are included in other accrued expenses and liabilities within current liabilities in the condensed consolidated balance sheets. Restructuring and severance activities during the six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Balance at beginning of period	$—	$237
Restructuring expense incurred for the period	368	—
Payments and non-cash item adjustment during the period	(368)	(173)
Balance at end of period	$—	$64

13. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments as of June 30, 2018 (in thousands):

	Operating Leases	Purchase Commitments	Other Contractual Commitments	Total
2018 (remaining six months)	$709	$12,392	$139	$13,240
2019	1,168	1,552	10	2,730
2020	958	450	10	1,418
2021	869	450	10	1,329
2022	827	450	10	1,287
Thereafter	298	—	10	308
Total	$4,829	$15,294	$189	$20,312

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

Credentials

Our Credentials segment includes NFC and RFID products, including inlays, inlaybased and other cards, labels, tags and stickers, as well as other radio frequency (“RF”) and integrated circuits (“IC”) components and are generally grouped into access cards and transponders. Our TS Cards product line, we believe, is the first complete solution to allow customers to pay only for the most basic low-frequency proximity access technology while having the ability to evolve to the higher-security high-frequency and highest-security public key infrastructure (“PKI”) based access credentials.  This product line exemplifies our values:  we place no burden on our customers, instead providing the most cost-effective solution to their basic needs; and then deliver within this platform the ability for them to move to higher-level needs and capabilities, when they want, when they are ready and when they will realize economic and experience benefits.

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

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Americas	$29,137	$18,603
Europe and the Middle East	4,831	3,996
Asia-Pacific	2,854	5,633
Total	$36,822	$28,232
Revenues:
Americas	79%	66%
Europe and the Middle East	12%	14%
Asia-Pacific	9%	20%
Total	100%	100%

Net Revenue Trends

Net revenue in the six months ended June 30, 2018 increased 30% compared with the first six months of 2017. Approximately 44% of our net revenue in the six months ended June 30, 2018 came from our Premises segment. Net revenue in the Premises segment was $16.3 million and $11.1 million for the six months ended June 30, 2018 and 2017, respectively. Net revenue in the Identity segment, which represented approximately 16% of total net revenue, was $5.9 million in the six months ended June 30, 2018 compared to $7.1 million in the prior year period. Net revenue in our Credentials segment represented approximately 40% of our net revenue. Net revenue in the Credentials segment was $14.6 million in the six months ended June 30, 2018 compared to $9.9 million in the comparable period in 2017.

Net Revenue in the Americas

Net revenue in the Americas was approximately $29.1 million in the six months ended June 30, 2018, accounting for 79% of total net revenue, and was up 57% compared to $18.6 million in the six months of 2017.  Net revenue from our Premises solutions for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 50% of our net revenue in the Americas region.

Net revenue in our Premises segment for the six months ended June 30, 2018 increased 5% compared to the prior year period primarily due to additional sales of video technology and analytics hardware and software products and related support services following the acquisition of 3VR in February 2018, as well as higher sales of physical access control solutions and products, higher sales through our channel partners, and higher software product sales. Net revenue in our Identity segment increased 78% in the six months ended June 30, 2018 compared to the comparable period of the previous year primarily due to higher smart card reader sales. Net revenue in our Credentials segment increased 68% in the six months ended June 30, 2018 compared with the same period of the prior year primarily due to higher access card sales, partially offset by lower sales of RFID and NFC transponder products.

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

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $7.7 million in the six months ended June 30, 2018, accounting for 21% of total net revenue and was down 20% compared to $9.6 million in the first six months of 2017 primarily as a result of lower sales in our Asia-Pacific region, partially offset by higher sales in our Europe and the Middle East region. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Premises products increased 70% in the six months ended June 30, 2018 from the prior year period due to higher sales of physical access control solutions in the Europe and the Middle East region, partially offset by a decrease in sales in the Asia-Pacific region. Net revenue from our Identity products decreased by approximately 55% in the six months ended June 30, 2018 compared with the same period of the prior year primarily due to sales of smart card readers for a government project in the Asia-Pacific region in the first six months of 2017. Identity readers comprised approximately 30% of the net revenue in both the Europe and the Middle East and the Asia-Pacific regions in the first six months of 2018. Net revenue from our Credentials products, which comprised approximately 47% of sales in both the Europe and the Middle East and the Asia-Pacific regions in the first six months of 2018, was comparable with the same period of the prior year primarily as a result of higher transponder and access card product sales in Europe and the Middle East and the Asia-Pacific regions, offset by lower access card product sales in the Asia-Pacific region.

Seasonality and Other Factors

In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our physical access control solutions and related products to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year. However, the usual seasonal trend can be negatively impacted by actions such as government shutdowns and the passing of continuing resolutions which can act to delay the completion of certain projects. Sales of our identity reader chips, many of which are sold to government agencies worldwide, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on differing commercial and global government budget cycles.  Lower sales are expected in the U.S. in the first half, and in particular the first quarter of the year, with higher sales typically in the second half of each year. In Asia-Pacific, with fiscal year-ends in March and June, order demand can be higher in the first quarter as customers attempt to complete projects before the end of the fiscal year. Accordingly, our net revenue levels in the first quarter each year often depends on the relative strength of project completions and sales mix between our U.S. customer base and our international customer base.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative spending) increased 26% in the first six months of 2018 compared with the same period of 2017. Research and development spending increased by 18% in the first six months of 2018 compared with the same period of 2017 resulting from additional headcount and external contractor costs associated with the acquisition of 3VR in the first quarter of 2018. Selling and marketing spending in the first six months of 2018 increased by 23% compared with the same period of 2017, due to the additional headcount and related costs associated with the acquisition of 3VR in the first quarter of 2018 and higher external contractor costs compared to the same period in the prior year. General and administrative spending in the first six months of 2018 increased 37% from the same period in the prior year primarily due to higher transaction related costs associated with the acquisition of 3VR in February of 2018, and the effect of reimbursements received in the first quarter of 2017 from our insurance provider for legal fees incurred in connection with matters related to a complaint by a former employee, related investigations, the class and derivative litigation and related proceedings, and reductions in our legal accruals.

Results of Operations

The following table includes segment net revenue and segment net profit information for our Premises, Identity, Credentials and All Other segments and reconciles gross profit to results of continuing operations before income taxes and noncontrolling interest      (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Premises:
Net revenue	$8,821	$5,778	53%	$16,327	$11,142	47%
Gross profit	4,818	3,045	58%	8,973	6,144	46%
Gross profit margin	55%	53%		55%	55%
Identity:
Net revenue	3,154	4,058	(22%)	5,934	7,147	(17%)
Gross profit	1,103	1,313	(16%)	2,032	2,437	(17%)
Gross profit margin	35%	32%		34%	34%
Credentials:
Net revenue	8,319	5,005	66%	14,561	9,940	46%
Gross profit	2,232	1,323	69%	3,656	2,793	31%
Gross profit margin	27%	26%		25%	28%
All Other:
Net revenue	—	(1)	(100%)	—	3	(100%)
Gross profit	—	2	(100%)	—	6	(100%)
Gross profit margin	—	N/A		—	N/A
Total:
Net revenue	20,294	14,840	37%	36,822	28,232	30%
Gross profit	8,153	5,683	43%	14,661	11,380	29%
Gross profit margin	40%	38%		40%	40%
Operating expenses:
Research and development	1,837	1,511	22%	3,524	2,988	18%
Selling and marketing	4,358	3,315	31%	8,261	6,694	23%
General and administrative	2,756	2,085	32%	5,311	3,872	37%
Restructuring and severance	258	—	100%	368	—	100%
Total operating expenses:	9,209	6,911	33%	17,464	13,554	29%
Loss from operations	(1,056)	(1,228)	(14%)	(2,803)	(2,174)	29%
Non-operating income (expense):
Interest expense, net	(472)	(678)	(30%)	(948)	(1,352)	(30%)
(Loss) gain on extinguishment of debt, net	(1,369)	—	N/A	(1,369)	977	N/A
Foreign currency gains (losses), net	192	1	N/A	154	(151)	N/A
Loss before income taxes and noncontrolling interest	$(2,705)	$(1,905)	42%	$(4,966)	$(2,700)	84%

Net Revenue

Total net revenue in the second quarter of 2018 was $20.3 million, up 37% compared with $14.8 million in the second quarter of 2017.  For the six months ended June 30, 2018, total net revenue was $36.8 million, up 30% compared with $28.2 million for the comparable period for 2017.  Total net revenue was higher in the second quarter of 2018 and the first six months of 2018, mainly driven by higher sales in our Premises and Credentials segments. A more detailed discussion of net revenue by segment follows below.

Net revenue in our Premises segment was $8.8 million in the second quarter of 2018, an increase of 53% from $5.8 million in the second quarter of 2017. In the six months ended June 30, 2018, net revenue in our Premises segment was $16.3 million, an increase of 47% from $11.1 million in the six months ended June 30, 2017.  The increases were primarily due to additional sales of video technology and analytics hardware and software products and related support services following the acquisition of 3VR in February 2018, as well as higher sales of physical access control solutions, higher sales through our channel partners, and higher software sales.

Net revenue in our Identity segment of $3.2 million in the second quarter of 2018 decreased 22% from $4.1 million in the second quarter of 2017. In the six months ended June 30, 2018, net revenue in our Identity segment was $5.9 million, a decrease of 17% from $7.1 million in the six months ended June 30, 2017.  The decreases were primarily due to sales of smart card readers for a government project in the Asia-Pacific region in the first six months of 2017, partially offset by higher smart card reader sales in the Americas region.

Net revenue in our Credentials segment was $8.3 million in the second quarter of 2018, an increase of 66% from $5.0 million in the second quarter of 2017. In the six months ended June 30, 2018, net revenue in our Credentials segment was $14.6 million, an increase of 46% from $9.9 million in the six months ended June 30, 2017. The increases were primarily a result of higher access card product sales in the Americas region, and higher RFID and NFC transponder product sales in the Americas and Asia-Pacific regions.

Gross Profit

Gross profit for the second quarter of 2018 was $8.2 million, or 40% of net revenue, compared with $5.7 million or 38% of net revenue in the second quarter of 2017. In the six months ended June 30, 2018, gross profit was $14.7 million, or 40% of net revenue, compared with $11.4 million, or 40% of net revenue in the six months ended June 30, 2017. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

In our Premises segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers, and sales of video technology and analytics hardware and software products, and related support services, was $4.8 million in the second quarter of 2018 and $3.0 million in the second quarter of 2017, and $9.0 million and $6.1 million in the six months ended June 30, 2018 and 2017, respectively. Gross profit margins in the Premises segment of 55% were higher in the second quarter of 2018 compared to 53% in the comparable period of 2017 primarily attributable to the impact of a higher proportion of higher margin sales within the segment. Gross profit margins in this segment for the six months ended June 30, 2018 were comparable to the same period in the prior year.

In our Identity segment, gross profit on sales of information security readers, smart card reader modules and reader chipsets was $1.1 million in the second quarter of 2018 compared to $1.3 million in the second quarter of 2017, and $2.0 million and $2.4 million in the six months ended June 30, 2018 and 2017, respectively. Gross profit margins in the Identity segment of 35% were higher in the second quarter of 2018 compared to 32% in the comparable period of 2017 primarily due to product mix with a higher proportion of higher margin smart card sales in 2018. Gross profit margins in this segment for the six months ended June 30, 2018 were comparable to the same period in the prior year.

In our Credentials segment, gross profit on sales of physical access cards and transponder related products for identification, authenticity and tracking applications was $2.2 million in the second quarter of 2018 compared to $1.3 million in the second quarter of 2017, and $3.7 million and $2.8 million in the six months ended June 30, 2018 and 2017, respectively. Gross profit margins in the Credentials segment in the second quarter of 2018 were comparable to the same period in the prior year. Gross profit margins in this segment for the six months ended June 30, 2018 of 25% were lower compared to 28% in the comparable period of 2017 primarily due to the impact of higher a proportion of lower margin access card sales.

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

Operating Expenses

Information about our operating expenses for the three and six months ended June 30, 2018 and 2017 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Research and development	$1,837	$1,511	22%	$3,524	$2,988	18%
as a % of net revenue	9%	10%		10%	11%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in the three and six months ended June 30, 2018 increased compared to the comparable prior year periods primarily attributable to the additional headcount and external contractor costs associated with the acquisition of 3VR in the first quarter of 2018.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Selling and marketing	$4,358	$3,315	31%	$8,261	$6,694	23%
as a % of net revenue	21%	22%		22%	24%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses in the three and six months ended June 30, 2018 increased compared to the prior year periods primarily due to the additional headcount and related costs associated with the acquisition of 3VR in the first quarter of 2018 and higher external service and contractor costs compared to the same period in the prior year.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
General and administrative	$2,756	$2,085	32%	$5,311	$3,872	37%
as a % of net revenue	14%	14%		14%	14%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expenses in the three and six months ended June 30, 2018 were higher compared to the same periods of the prior year primarily due to $0.5 million in transaction related costs associated with the acquisition of 3VR in February of 2018, the impact of reimbursements received of $0.3 million in the first quarter of 2017 from our insurance provider for legal fees incurred in connection with matters related to a complaint by a former employee, related investigations, the class and derivative litigation and related proceedings, and reductions in our legal accruals of $0.4 million.

Restructuring and Severance Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Restructuring and severance	$258	$—	100%	$368	$—	100%

Restructuring and severance expenses consist primarily of facility rental related costs of $0.2 million and severance related costs of $0.2 million associated with the acquisition of 3VR. In the first quarter of 2018, we engaged a property management firm to actively market and search for a tenant to sublease the newly acquired 3VR office facility in San Francisco, California. We currently occupy only a small area of the leased space.

See Note 12, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net and (Loss) Gain on Extinguishment of Debt

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Interest expense, net	$(472)	$(678)	(30%)	$(948)	$(1,352)	(30%)
(Loss) gain on extinguishment of debt	$(1,369)	$—	N/A	$(1,369)	$977	N/A

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability on a long-term payment obligation arising from our acquisition of Hirsch Electronics Corporation. The lower net interest expense in the second quarter of 2018 and the first six months of 2018 is primarily attributable to the $5.0 million principal pay down of our $10.0 million term loan in December 2017, and the subsequent payment of the remaining principal amounts outstanding of $5.0 million in May 2018.

For the three and six months ended June 30, 2018, the loss on extinguishment of debt represents the difference between the reacquisition price of the remaining amounts outstanding under our term loan and its net carrying amount. See Note 9, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Foreign Currency Gains (Losses), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Foreign currency gains (losses), net	$192	$1	N/A	$154	$(151)	N/A

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

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
Income tax (provision) benefit	$(40)	$1	N/A	$(80)	$119	N/A
Effective tax rate	(1%)	0%		2%	(4%)

As of June 30, 2018, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification, or ASC, 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three and six months ended June 30, 2018. The effective tax rates for the six months ended June 30, 2018 and 2017 differ from the federal statutory rate of 21% (34% for June 30, 2017) primarily due to a change in valuation allowance, a true-up of prior taxes, changes to uncertain tax positions, and the provision or benefit in certain foreign jurisdictions, which are subject to lower tax rates.

Liquidity and Capital Resources

As of June 30, 2018, our working capital, which we define as current assets less current liabilities, was $15.4 million, a decrease of $7.6 million compared to $23.0 million as of December 31, 2017. As of June 30, 2018, our cash balance was $17.9 million.

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

On December 28, 2017, we paid down an aggregate principal amount of $5.0 million of the $10.0 million outstanding principal balance of the term loan under the Loan and Security Agreement with VLL7 and VLL8, and $0.9 million of accrued and unpaid interest outstanding at the prepayment date, together with all the scheduled interest that would have accrued and been payable through the stated maturity of the term loan. On May 31, 2018, we repaid the remaining amounts payable under the term loan of approximately $5.2 million, consisting of $4.6 million in outstanding principal, and $0.6 million of accrued and unpaid interest outstanding at the prepayment date together with all the scheduled interest that would have accrued and been payable through the stated maturity of the term loan. See Note 9, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information.

On December 20, 2017, we entered into a Securities Purchase Agreement with each of 21 April Fund, Ltd. and 21 April Fund, LP (collectively, the “Purchasers”), in which we, through a private placement, agreed to issue and sell an aggregate of up to 5,000,000 shares of Series B non-voting convertible preferred stock. The Purchasers purchased an aggregate of 3,000,000 preferred shares at a price of $4.00 per share in cash at the initial closing of the transaction. On May 30, 2018, we completed the second closing of the private placement of 2,000,000 preferred shares at a price of $4.00 per share. The total purchase price paid to us was $20,000,000, of which $12,000,000 was paid at the initial closing and $8,000,000 at the second closing. We are required to use the proceeds from the issuance of the preferred shares to pay off existing debt obligations and to fund future acquisitions of technology, business and other assets. See Note 5, Stockholders’ Equity, in the accompanying notes to our condensed consolidated financial statements for more information.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of June 30, 2018, the amount of cash included at such subsidiaries was $1.9 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of June 30, 2018, we have a total accumulated deficit of $404.4 million. During the six months ended June 30, 2018, we incurred a consolidated net loss of $5.0 million.

We believe our existing cash balance, together with cash generated from operations and available credit under our Loan and Security Agreement, will be sufficient to satisfy our working capital needs to fund operations for the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also finance our cash requirements through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital, if required, will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(2,578)	$(2,685)
Net cash used in investing activities	(1,601)	(264)
Net cash provided by financing activities	3,344	11,711
Effect of exchange rates on cash	(295)	90
Net (decrease) increase in cash	(1,130)	8,852
Cash, beginning of period	19,052	9,116
Cash, end of period	$17,922	$17,968

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2018 was primarily due to the net loss of $5.0 million and  a decrease in cash from net changes in operating assets and liabilities of $2.1 million, partially offset by adjustments for certain non-cash items of $4.6 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, loss on extinguishment of debt, and stock-based compensation. For the six months ended June 30, 2017, cash used in operating activities was primarily due to the net loss of $2.6 million and a decrease in cash from net changes in operating assets and liabilities of $2.4 million, partially offset by adjustments for certain non-cash items of $2.3 million.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2018 was $1.6 million, of which $1.4 million related to the acquisition of 3VR net of cash acquired, and $0.2 million related to capital expenditures. Cash used in investing activities for the six months ended June 30, 2017 was $0.3 million and related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities during the six months ended June 30, 2018 related to borrowings of debt, net of issuance costs, of $12.3 million, and issuance of $7.9 million of Series B preferred stock, net of issuance costs, offset by repayments of debt of $16.6 million and taxes paid related to net share settlement of restricted stock units of $0.3 million. Cash provided by financing activities during the six months ended June 30, 2017 was attributable borrowings of debt, net of issuance costs, of $31.4 million, proceeds from the sale of our common stock, net of issuance costs of $12.6 million, offset by repayments of debt of $32.1 million and taxes paid related to net share settlement of restricted stock units of $0.2 million.

Contractual Obligations

Significant commitments that will require the use of cash in future periods include obligations under operating leases, our contractual payment obligation assumed upon our acquisition of Hirsch, debt obligations, purchase commitments and other obligations. Gross committed operating lease obligations are $4.8 million, our contractual payment obligation assumed upon our acquisition of Hirsch is $3.2 million, the revolving loan facility and interest related obligation is $13.7 million, notes payable of $2.0 million, and purchase commitments and other obligations are $15.5 million at June 30, 2018. Total commitments due within one year are $30.1 million and due thereafter are $9.1 million at June 30, 2018. These commitment levels are based on existing terms of our operating leases, obligation with suppliers, our contractual payment obligation and our existing loan agreements as of June 30, 2018.

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

As a result of adopting ASC 606 as of January 1, 2018, and the acquisition of 3VR in the first quarter of 2018, there have been material changes in our critical accounting policies during the three months ended June 30, 2018, as described in Note 1, Organization and Summary of Significant Accounting Policies, Note 2, Revenue, and Note 3, Business Combinations, to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q. With the exception of these changes, during the three months ended June 30, 2018, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On January 1, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-CRB, alleging breach of fiduciary duty and waste claims.  On January 25, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that we made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  On May 2, 2016, the court in the Chopra lawsuit entered an order staying proceedings in the Chopra lawsuit in favor of the Oswald lawsuit, based on a stipulation to that effect filed by the parties in the Chopra lawsuit on April 28, 2016.  Similarly, on June 28, 2016, the court in the Wollnik lawsuit entered a stipulated order staying proceedings in the Wollnik lawsuit in favor of the Oswald lawsuit.  On June 17, 2016, the plaintiff in the Oswald lawsuit filed an amended complaint.  On August 1, 2016, we filed a motion to dismiss for failure by plaintiff to make a pre-lawsuit demand on our board of directors, which motion was heard on October 14, 2016. The judge in the Oswald lawsuit issued an order on November 7, 2016 granting our motion to dismiss, without prejudice.  In addition, the court stayed the case so that plaintiff could exercise whatever rights he had under Section 220 of the Delaware General Corporation Law.  On or around November 30, 2016, the plaintiff purported to serve a books and records demand under Section 220 of the Delaware General Corporation Law.  We responded to that demand. On March 21, 2017, we and the plaintiff in the Oswald lawsuit filed a stipulation and proposed order lifting the stay of the case, granting the plaintiff leave to amend, and setting a briefing schedule.  The plaintiff in the Oswald lawsuit filed his second amended complaint on April 10, 2017. We then filed a motion to dismiss that second amended complaint on May 12, 2017, the plaintiff filed an opposition to that motion to dismiss on June 12, 2017, and we filed a reply in support of the motion on June 30, 2017. The hearing on that motion to dismiss was held on October 6, 2017.  On October 22, 2017, the court issued its written order denying the motion to dismiss on the basis of demand futility.  On January 3, 2018, the court entered a stipulated order setting a response and briefing schedule for defendants to the second amended complaint.

Defendants filed motions to dismiss the second amended complaint in the Oswald action under Rule 12(b)(6) on January 16, 2018.  Plaintiff filed his opposition brief on February 14, 2018.  Defendants filed reply briefs on March 2, 2018.  The court heard argument on the motions to dismiss on March 23, 2018.  On April 13, 2018, the court entered an order granting defendants’ motions to dismiss.  On April 19, 2018, Plaintiff Oswald filed a motion for leave to file a third amended complaint.  On that same date, Plaintiff Chopra, a plaintiff in a related and stayed derivative action in state court, filed a motion to intervene in the Oswald action.  Defendants’ oppositions to the motion for leave to file a third amended complaint and non-oppositions to the motion to intervene by Plaintiff Chopra were filed on May 21, 2018.  Plaintiffs’ replies were filed June 1, 2018.  The Court held a hearing on June 29, 2018 on both motions.  On July 16, 2018, the Court entered an order granting the Chopra motion to intervene and denying the Oswald motion for leave to file a third amended complaint.  In the interim, the state court Chopra and Wollnik actions have remained stayed with periodic status conferences.  The next status conferences have been scheduled in the Chopra and Wollnik cases on September 4, 2018 before Judge Seligman. We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2018 and 2017, we repurchased 71,635 shares and 30,015 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

On May 30, 2018, we completed the second closing of a private placement of 2,000,000 shares of our Series B Non-Voting Convertible Preferred Stock at a price of $4.00 per share, for gross proceeds of approximately $8.0 million before deducting certain fees and expenses payable by us. The sale of was made pursuant to the terms of the Securities Purchase Agreement dated as of December 21, 2017, pursuant to which we had the sole option to require the purchasers to purchase the shares in the second closing. The proceeds from the issuance of the shares are required to be used to pay off our existing debt obligations and to fund future acquisitions of technology, business and other assets.

Item 6. Exhibits

Exhibit Number	Description
4.3

Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock dated December 21, 2017. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

10.1^	Sixth Amendment to Loan and Security Agreement dated April 18, 2018 between the Company, 3VR Security, Inc. and East West Bank.

10.2

Securities Purchase Agreement dated December 21, 2017 among the Company, 21 April Fund, Ltd. and 21 April Fund, LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

10.3^*	2011 Incentive Compensation Plan as amended through March 6, 2018.

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#

Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Exchange Act, except to the extent that the registrant specifically incorporates them by reference.

^	Filed herewith.

*	Denotes management compensatory contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDENTIV, INC.

August 10, 2018	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

August 10, 2018	By:	/S/ Sandra Wallach
Sandra Wallach
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)