Form 10-Q
period 2018-09-30
Identiv, Inc.
filed 2018-11-13
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2018, the registrant had 15,453,916 shares of common stock, $0.001 par value per share, outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash	$14,240	$19,052
Accounts receivable, net of allowances of $386 and $306 as of September 30, 2018 and December 31, 2017, respectively	14,129	12,282
Inventories	11,973	11,126
Prepaid expenses and other current assets	2,383	1,779
Total current assets	42,725	44,239
Property and equipment, net	2,135	2,043
Intangible assets, net	9,155	4,365
Goodwill	5,781	—
Other assets	1,146	715
Total assets	$60,942	$51,362
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$5,584	$5,863
Current portion - payment obligation	989	888
Current portion - financial liabilities, net of discount and debt issuance costs of $76 and $404, respectively	11,245	9,829
Notes payable	2,000	—
Deferred revenue	2,265	900
Accrued compensation and related benefits	1,819	1,515
Other accrued expenses and liabilities	2,997	2,020
Total current liabilities	26,899	21,015
Long-term payment obligation	2,157	2,998
Long-term financial liabilities, net of discount and debt issuance costs of $0 and $582, respectively	—	2,921
Long-term deferred revenue	1,226	190
Other long-term liabilities	625	385
Total liabilities	30,907	27,509
Commitments and contingencies (see Note 13)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Series B Preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 and 3,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	5	3
Common stock, $0.001 par value: 50,000 shares authorized; 16,464 and 15,341 shares issued and 15,449 and 14,436 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	16	15
Additional paid-in capital	441,008	428,470
Treasury stock, 1,015 and 905 shares as of September 30, 2018 and December 31, 2017, respectively	(7,987)	(7,485)
Accumulated deficit	(404,983)	(399,647)
Accumulated other comprehensive income	2,146	2,675
Total Identiv, Inc. stockholders' equity	30,205	24,031
Noncontrolling interest	(170)	(178)
Total stockholders´ equity	30,035	23,853
Total liabilities and stockholders' equity	$60,942	$51,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net revenue	$20,022	$15,432	$56,844	$43,664
Cost of revenue	11,538	9,571	33,699	26,423
Gross profit	8,484	5,861	23,145	17,241
Operating expenses:
Research and development	1,860	1,597	5,384	4,584
Selling and marketing	3,915	3,448	12,176	10,142
General and administrative	2,641	1,247	7,952	5,119
Restructuring and severance	223	(49)	591	(49)
Total operating expenses	8,639	6,243	26,103	19,796
Loss from operations	(155)	(382)	(2,958)	(2,555)
Non-operating income (expense):
Interest expense, net	(291)	(643)	(1,239)	(1,995)
(Loss) gain on extinguishment of debt, net	—	—	(1,369)	977
Foreign currency gains (losses), net	200	(51)	354	(202)
Loss before income taxes and noncontrolling interest	(246)	(1,076)	(5,212)	(3,775)
Income tax (provision) benefit	(41)	42	(121)	161
Loss before noncontrolling interest	(287)	(1,034)	(5,333)	(3,614)
Less: Income (loss) attributable to noncontrolling interest	—	2	(5)	(8)
Net loss attributable to Identiv, Inc.	$(287)	$(1,032)	$(5,338)	$(3,622)
Basic and diluted net loss per share attributable to Identiv, Inc.	$(0.02)	$(0.07)	$(0.34)	$(0.28)
Weighted average shares used to compute basic and diluted net loss per share	15,750	14,409	15,484	12,806

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(287)	$(1,034)	$(5,333)	$(3,614)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(226)	378	(526)	518
Total other comprehensive (loss) income, net of income taxes	(226)	378	(526)	518
Comprehensive loss	(513)	(656)	(5,859)	(3,096)
Less: Comprehensive income attributable to noncontrolling interest	—	(16)	(8)	(23)
Comprehensive loss attributable to Identiv, Inc. common stockholders	$(513)	$(672)	$(5,867)	$(3,119)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2017	3,000	$3	14,436	$15	$428,470	$(7,485)	$(399,647)	$2,675	$(178)	$23,853
Net loss	—	—	—	—	—	—	(5,338)	—	5	(5,333)
Other comprehensive loss	—	—	—	—	—	—	—	(529)	3	(526)
Impact of adoption of Topic 606 (Note 2)	—	—	—	—	—	—	2			2
Issuance of Series B preferred stock, net of issuance costs	2,000	2	—	—	7,893	—	—	—	—	7,895
Issuance of common stock in connection with acquisition of business	—	—	723	1	2,634	—	—	—	—	2,635
Issuance of common stock in connection with vesting of stock awards	—	—	394	—	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	3	—	13	—	—	—	—	13
Stock-based compensation	—	—	—	—	1,987	—	—	—	—	1,987
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(110)	—	—	(502)	—	—	—	(502)
Issuance of shares to non- employees	—	—	3	—	11	—	—	—	—	11
Balances, September 30, 2018	5,000	$5	15,449	$16	$441,008	$(7,987)	$(404,983)	$2,146	$(170)	$30,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,333)	$(3,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,362	2,081
Loss (gain) on extinguishment of debt, net	1,369	(977)
Accretion of interest on long-term payment obligation	180	277
Amortization of debt issuance costs	280	617
Stock-based compensation expense	1,987	1,916
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	202	(1,197)
Inventories	(614)	(1,785)
Prepaid expenses and other assets	(866)	(992)
Accounts payable	(1,871)	1,531
Payment obligation liability	(920)	(892)
Deferred revenue	(525)	58
Accrued expenses and other liabilities	738	(2,087)
Net cash used in operating activities	(3,011)	(5,064)
Cash flows from investing activities:
Capital expenditures	(634)	(686)
Acquisition of business, net of cash acquired	(1,384)	—
Net cash used in investing activities	(2,018)	(686)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	16,941	42,735
Repayments of debt	(23,612)	(42,805)
Proceeds from issuance of common stock, net of issuance costs	—	12,560
Taxes paid related to net share settlement of restricted stock units	(502)	(594)
Proceeds from issuance of Series B preferred stock, net of issuance costs	7,895	—
Proceeds from exercise of stock options	13	—
Net cash provided by financing activities	735	11,896
Effect of exchange rates on cash	(518)	479
Net (decrease) increase in cash	(4,812)	6,625
Cash at beginning of period	19,052	9,116
Cash at end of period	$14,240	$15,741
Supplemental Disclosures of Cash Flow Information:
Interest paid	$1,571	$1,379
Taxes paid, net	$109	$96
Non-cash investing and financing activities:
Warrants issued as debt issuance costs in connection with debt agreements	$—	$2,319
Liability to be settled in common stock	$—	$250
Issuance of shares to non-employees	$11	$—
Common stock issued for acquisition of business, net	$2,635	$—
Promissory notes issued in acquisition of business	$2,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

1. Organization and Summary of Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements of Identiv, Inc. (“Identiv” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The preparation of unaudited condensed consolidated financial statements necessarily requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the condensed consolidated balance sheet dates and the reported amounts of revenues and expenses for the periods presented. The Company may experience significant variations in demand for its products quarter to quarter and typically experiences a stronger demand cycle in the second half of its fiscal year. As a result, the quarterly results may not be indicative of the full year results. The December 31, 2017 balance sheet was derived from the audited financial statements as of that date.

Reclassifications — Certain reclassifications have been made to the fiscal year 2017 financial statements to conform to the fiscal year 2018 presentation. The reclassifications had no impact on net loss, total assets, or stockholders’ equity.

Concentration of Credit Risk — No customer represented more than 10% of net revenue for either of the three or nine months ended September 30, 2018 or 2017. No customer represented 10% or more of the Company’s accounts receivable balance at September 30, 2018 or December 31, 2017.

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

Goodwill —In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), the Company’s goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In testing for goodwill impairment, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achieving technological feasibility have not been significant and generally have been expensed as incurred. At September 30, 2018, the amount of capitalized software development costs totaled $386,000 and is included in other assets in the accompanying condensed consolidated balance sheet. Software development costs capitalized in 2017 totaled $401,000. No software development costs were capitalized in 2018.

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

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation – Stock Compensation, which provides guidance to simplify several aspects of accounting for share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for reporting periods beginning after December 15, 2016. The Company adopted this guidance effective January 1, 2017. The Company's adoption of this standard did not have a significant impact on its condensed consolidated financial statements. No excess income tax benefit or tax deficiencies were recorded as a result of the adoption and there was no change to accumulated deficit with respect to previously unrecognized excess tax benefits. The Company elected to continue to account for forfeitures on an estimated basis. The Company has elected to present the condensed consolidated statements of cash flows on a prospective transition method and no prior periods have been adjusted.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which amends accounting for leases. Under the new guidance, a lessee will recognize assets and liabilities but will recognize expenses similar to current lease accounting. The guidance is effective for reporting periods beginning after December 15, 2018; however early adoption is permitted. The new guidance must be adopted using a modified retrospective approach to each prior reporting period presented with various optional practical expedients. In January 2018, the FASB issued an exposure draft of the proposed ASU, Leases (Topic 842): Targeted Improvements. The proposed ASU provides an alternative transition method of adoption, permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. The Company will adopt the standard on the effective date, but has not yet selected a transition method. The Company is reviewing its leased assets to determine the potential impact on its consolidated financial statements. Though its evaluation is ongoing, the Company expects changes to its balance sheet due to the recognition of right-of-use assets and lease liabilities related to its real estate leases, but it does not anticipate a material impact to its results of operations or liquidity.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The standard is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual impairment tests performed on testing dates after January 1, 2017. The Company is currently in the process of evaluating when it will adopt ASU 2017-04 and its impact on its consolidated financial statements.

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

The Company does not expect the impact of the adoption of Topic 606 to be material to its annual revenue and net income on an ongoing basis. Revenue generated under Topic 606 is expected to be materially comparable to revenue recognized under Topic 605 in fiscal 2018 primarily due to the elimination of deferred revenue associated with the product development services discussed above that, under Topic 605, would have continued to be recognized into revenue in 2018 and 2019, offset by an increase in the revenue recognized related to the amount and timing of technical support services provided in the contract discussed above. The actual effects on revenue recognized for the nine months ended September 30, 2018 are reported in the table below.

No incremental sales commission costs or other costs related to obtaining customer contracts were capitalized at the adoption date as they were immaterial.

The timing of revenue recognition for hardware and professional services is expected to remain substantially unchanged. The Company’s overall mix of revenue recognized at a point in time versus over time is expected to increase in the future due to the intended growth and expansion of its services offerings. For the three and nine months ended September 30, 2018, approximately 94% and 95%, respectively, of the Company’s revenue was recognizable on delivery and 6% and 5%, respectively, over time.

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of September 30, 2018 (in thousands):

	Balance at December 31, 2017	Adjustments	Balance at January 1, 2018
Deferred revenue	$1,090	$(2)	$1,088
Accumulated deficit	(399,647)	2	(399,645)

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2018 (in thousands, except per share amounts):

	As Reported Under Topic 606	Adjustments	Balance Under Prior GAAP
Net revenue	$56,844	$1	$56,845
Cost of revenue	33,699	—	33,699
Operating expenses	26,103	—	26,103
Provision for income taxes	(121)	—	(121)
Net loss	(5,338)	1	(5,337)
Basic and diluted net loss per share	(0.34)	—	(0.34)

The adoption of Topic 606 had no impact on the Company’s net cash provided by operating activities, net cash used in investing activities or net cash used in financing activities.

2. Revenue

Revenue Recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company enters into contracts that can include various combinations of its products, software licenses, and services, which are generally capable of being distinct and accounted for as separate performance obligations. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation, generally on a relative basis using its standalone selling price. The stated contract value is generally the transaction price to be allocated to the separate performance obligations. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

Nature of Products and Services

The Company derives revenues primarily from sales of hardware products, software licenses, professional services, software maintenance and support, and extended hardware warranties.

Hardware Product Revenues — The Company generally has two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide assurance that the product complies with its agreed-upon specifications and is free from defects in material and workmanship for a period of one to three years (i.e. assurance warranty). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. The Company has concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. None of the transaction price is allocated to the assurance warranty component, as the Company accounts for these product warranty costs in accordance with ASC 460, Guarantees. Payments for hardware contracts are generally due 30 to 60 days after shipment of the hardware product.

Software License Revenues — The Company’s license arrangements grant customers the perpetual right to access and use the licensed software products at the outset of an arrangement. Technical support and software updates are generally made available throughout the term of the support agreement, which is generally one to three years. The Company accounts for these arrangements as two performance obligations (1) the software licenses, and (2) the related updates and technical support. The software license revenue is recognized upon delivery of the license to the customer, while the software updates and technical support is recognized over the term of the support contract. Payments are generally due 30 to 60 days after delivery of the software licenses.

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

Software Maintenance and Support Revenues — Support and maintenance contract revenues consist of the services provided to support the specialized programming applications performed by our professional services group. Support and maintenance contracts are typically billed at inception of the contract and recognized as revenue over the contract period, typically over a one to three year period.

Extended Hardware Warranties Revenues — Sales of our hardware products may also include optional extended hardware warranties, which typically provide assurance that the product will continue function as initially intended. Extended hardware warranty contracts are typically billed at inception of the contract and recognized as revenue over the respective contract period, typically over one to two year periods after the expiration of the original assurance warranty.

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

Total net sales based on the disaggregation criteria described above are as follows (in thousands):

	Three Months Ended September 30,
	2018			2017 (1)
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$13,930	$1,105	$15,035	$9,960	$331	$10,291
Europe and the Middle East	2,117	44	2,161	1,771	—	1,771
Asia-Pacific	2,803	23	2,826	3,370	—	3,370
Total	$18,850	$1,172	$20,022	$15,101	$331	$15,432

	Nine Months Ended September 30,
	2018			2017 (1)
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$41,150	$3,022	$44,172	$27,893	$1,001	$28,894
Europe and the Middle East	6,921	71	6,992	5,741	26	5,767
Asia-Pacific	5,657	23	5,680	9,003	—	9,003
Total	$53,728	$3,116	$56,844	$42,637	$1,027	$43,664

(1) As discussed in Note 1, prior periods have not been adjusted for the adoption of Topic 606.

Information about Contract Balances

Amounts invoiced in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company’s deferred revenue balance is related software maintenance contracts. Payment terms and conditions vary by contract type, although payment is typically due within 30 to 90 days of contract inception. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, not to receive financing from its customers.

Changes in deferred revenue during the nine months ended September 30, 2018 were as follows (in thousands):

Amount
Deferred revenue at December 31, 2017	$1,090
Impact of adoption of Topic 606	(2)
Deferred revenue at January 1, 2018	1,088
Fair value of deferred revenue acquired in acquisition, net of recognition	1,693
Deferral of revenue billed in current period, net of recognition	1,557
Recognition of revenue deferred in prior periods	(847)
Balance as of September 30, 2018	$3,491

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $2.1 million as of September 30, 2018. Since the Company typically invoices customers at contract inception, this amount is included in deferred revenue balance. As of September 30, 2018, the Company expects to recognize approximately 19% of the revenue related to these unsatisfied performance obligations during the remainder of 2018, 56% during 2019, and 25% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e. commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the three and nine months ended September 30, 2018, total capitalized costs to obtain contracts were immaterial.

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

Under the terms of the Merger Agreement, at the closing of the Acquisition, the Company acquired all of the outstanding shares of 3VR for total purchase consideration of $6.2 million, consisting of:

(i)	payment in cash of approximately $1.6 million;
(ii)	issuance of subordinated unsecured promissory notes in an aggregate principal amount of $2.0 million;
(iii)	issuance of 609,830 shares of the Company’s common stock with a value of approximately $2.3 million.

An aggregate of up to $1.0 million, or 294,927 shares, of the Company’s common stock issuable at the closing of the transaction were held back for a period of up to 12 months following the closing for the satisfaction of certain indemnification claims. On May 9, 2018, the Company and the Security Holder Representative reached agreement as to the satisfaction of certain of the indemnification claims asserted by the Company at the closing of the Acquisition. As a result, the purchase consideration, and the amount of goodwill recorded, were reduced by $660,000. Of the 294,927 shares that were held back at closing, 181,319 shares were canceled. The remaining 93,406 shares, with a value of approximately $0.3 million, continue to be subject to the terms of the Merger Agreement.

Additionally, in the event that the Company’s subsidiary, 3VR, achieves $24.1 million in product shipments in 2018, the Company will be obligated to issue further earn-out consideration of $3.5 million payable in shares of the Company’s common stock (subject to certain conditions) with a potential maximum earn-out value of $7.0 million in the event that such shipments exceed $48.2 million.  Further, in calendar year 2019, the Company may also be obligated to pay, in cash, and subject to certain conditions, contingent consideration equal to the lesser of (a) 35% of the gross margin of certain products sold and services rendered by 3VR in 2018 pursuant to a supply arrangement and (b) $25.0 million, each subject to adjustments. Management has assessed the probability of the issuance of shares related to the earn-out consideration, and the payment of the contingent consideration noted above, and determined it as remote. Accordingly, no value was ascribed to the earn-out as of September 30, 2018.

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. Such estimates and assumptions are subject to change within the measurement period (up to one year from the Acquisition). The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
	$6,300

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of 3VR resulted in $5.8 million of goodwill. With the addition of the 3VR video security and analytics platform, the Company believes this goodwill largely reflects the expansion of its Hirsch product and service offerings through the complementary offerings of 3VR. In accordance with ASC 350, goodwill will not be amortized but will be tested for impairment at least annually in the fourth quarter.

The results of operations of 3VR for the period from the acquisition date through September 30, 2018 are included in the accompanying condensed consolidated statements of operations. Pursuant to ASC 805, Business Combinations, the Company incurred and expensed approximately $212,000 and $548,000 in acquisition and transitional costs associated with the acquisition of 3VR during the year ended December 31, 2017 and the nine months ended September 30, 2018, respectively which were primarily general and administrative expenses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2018 and December 31, 2017, there were no assets that are measured and recognized at fair value on a recurring basis. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

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

As of September 30, 2018 and December 31, 2017, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

5. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share, and 5,000,000 of which have been designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of September 30, 2018 and December 31, 2017. During 2017, the Company’s board of directors (the “Board”) authorized the issuance of up to 5,000,000 shares of the Series B Preferred Stock, 5,000,000 of which were outstanding as of September 30, 2018.

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

Series B Preferred Stock and Private Placement

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

Based on the current conversion price, the outstanding shares of Series B Preferred Stock as of September 30, 2018 would be convertible into 5,000,000 shares of the Company’s common stock.  However, the conversion rate will be subject to adjustment in the event of certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share.  As of September 30, 2018, none of the contingent conditions to adjust the total common shares to convert the Shares had been met.

Each Share is entitled to an annual dividend of 5% for the first six (6) years following the issuance of such Share and 3% for each year thereafter, with the Company retaining the option to settle each year’s dividend after the tenth (10th) year in cash. The dividends accrue and are payable in kind upon such time as the Shares convert into the Company’s common stock. In general, the Shares are not entitled to vote except in certain limited cases, including in change of control transactions where the price per share distributable to the Company’s stockholders is expected to be less than $4.00 per share. The Certificate of Designation with respect to the Series B Preferred Stock further provides that in the event of, among other things, any change of control, liquidation or dissolution of the Company, the holders of the Series B Preferred Stock will be entitled to receive, on a pari passu basis with the holders of the common stock, the same amount and form of consideration that the holders of the Company’s common stock receive (on an as-if-converted-to-common-stock basis and without regard to the Ownership Limitation).

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

Common Stock Warrants

On August 13, 2014, in connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “2014 Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the 2014 Consultant Warrant was issued and quarterly thereafter. The 2014 Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the 2014 Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of September 30, 2018, the 2014 Consultant Warrant had not been exercised.

On February 8, 2017, the Company entered into Loan and Security Agreements (each, a “Loan and Security Agreement”) with each of East West Bank ("EWB") and Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL8”) as discussed in Note 7, Financial Liabilities. The Loan and Security Agreement with EWB, as amended, provides for a $16.0 million revolving loan facility (the “Revolving Loan Facility”), and the Loan and Security Agreement with VLL7 and VLL8 provides for a term loan (the “Term Loan”) in an aggregate principal amount of $10.0 million (the “Term Loan Facility”). In connection with the Revolving Loan Facility, the Company issued to EWB a warrant (the "EWB Warrant") to purchase up to 40,000 shares of the Company's common stock at a per share exercise price of $3.64, and in connection with the Company’s Term Loan Facility, issued to each of VLL7 and VLL8 a warrant to purchase 290,000 shares of the Company's common stock at a per share exercise price of $2.00 (the “VLL7 Warrant” and the “VLL8 Warrant,” respectively). The Company calculated the fair value of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant using the Black-Scholes pricing model using the following assumptions: estimated volatility of 78.8%, risk-free interest rate of 1.94%, no dividend yield, and an expected life of five years. The fair values of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant of $125,000, $1,037,500 and $1,037,500, respectively, were classified as equity as the settlement of the warrants will be in shares and is within the control of the Company. Each of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant is immediately exercisable for cash or by net exercise and will expire five years after its issuance, or on February 8, 2022. In connection with entering into the Loan and Security Agreements with EWB and VLL7 and VLL8, warrants to purchase an aggregate of 400,000 shares of common stock issued to the Company’s previous lender were cancelled.

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

Below is the summary of outstanding warrants issued by the Company as of September 30, 2018:

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

Stock Incentive Plans

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grants under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. Subsequent to June 6, 2011 through December 31, 2017, the number of shares of common stock authorized for issuance under the 2011 Plan has been increased by an aggregate of 3,000,000 shares. On May 31, 2018, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares of common stock authorized for issuance by 500,000 shares.

Stock Option Plans

A summary of activity for the Company’s stock option plans for the nine months ended September 30, 2018 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2017	672,441	$6.28	—	$—
Granted	—	—
Cancelled or Expired	(47,970)	11.56
Exercised	(2,500)	5.20
Balance at September 30, 2018	621,971	$5.87	6.93	$721,856
Vested or expected to vest at September 30, 2018	618,324	$5.88	6.93	$716,020
Exercisable at September 30, 2018	510,856	$6.20	6.77	$544,072

The following table summarizes information about options outstanding as of September 30, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	472,810	7.50	$4.47	361,695	$4.50
$7.50 - $11.30	127,415	5.39	9.42	127,415	9.42
$12.00 - $19.70	17,396	3.73	13.66	17,396	13.66
$21.70 - $24.20	4,350	2.93	23.27	4,350	23.27
$4.36 - $24.20	621,971	6.93	$5.87	510,856	$6.20

At September 30, 2018, there was $0.3 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units

The following is a summary of restricted stock unit (“RSU”) activity for the nine months ended September 30, 2018:

	Number of RSUs	Weighted Average Fair Value
Unvested at December 31, 2017	1,460,044	$3.08
Granted	710,763	4.02
Vested	(457,345)	3.60
Forfeited	(258,417)	2.67
Unvested at September 30, 2018	1,455,045	$3.45
Shares vested but not released	372,018	$3.07

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock on the date of grant. As of September 30, 2018, there was $4.6 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.6 years.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$22	$24	$63	$71
Research and development	125	130	397	361
Selling and marketing	171	193	519	463
General and administrative	385	317	1,008	1,021
Total	$703	$664	$1,987	$1,916

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2018 was as follows:

Exercise of outstanding stock options, vesting of RSUs, and issuance of RSUs vested but not released	2,449,034
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	672,223
Noncontrolling interest in Bluehill ID AG	10,355
Warrants to purchase common stock	765,000
Shares of common stock issuable on conversion of Series B Preferred Stock	5,000,000
Total	9,190,500

Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. The following common stock equivalents have been excluded from diluted net loss per share for the nine months ended September 30, 2018 and 2017 because their inclusion would be anti-dilutive:

	Nine Months Ended September 30,
	2018	2017
Shares of common stock subject to outstanding RSUs	1,455,045	1,698,900
Shares of common stock subject to outstanding options	621,971	675,485
Shares of common stock subject to outstanding warrants	765,000	765,000
Shares of common stock reserved to acquire remaining share of noncontrolling interest	10,355	10,355
Shares of common stock issuable upon conversion of Series B Preferred Stock	5,000,000	—
Total	7,852,371	3,149,740

Accumulated Other Comprehensive Income

Accumulated other comprehensive income at September 30, 2018 and December 31, 2017 consists of foreign currency translation adjustments totaling $2.1 million and $2.7 million, respectively.

Restricted Stock Unit Net Share Settlements

During the nine months ended September 30, 2018 and 2017, the Company repurchased 109,666 and 121,384 shares, respectively of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	September 30,	December 31,
	2018	2017
Raw materials	$4,530	$3,700
Work-in-progress	7	22
Finished goods	7,436	7,404
Total	$11,973	$11,126

Property and equipment, net consists of (in thousands):

	September 30,	December 31,
	2018	2017
Building and leasehold improvements	$2,050	$1,917
Furniture, fixtures and office equipment	1,852	1,771
Plant and machinery	9,026	9,411
Purchased software	2,163	2,050
Construction-in-progress	217	-
Total	15,308	15,149
Accumulated depreciation	(13,173)	(13,106)
Property and equipment, net	$2,135	$2,043

The Company recorded depreciation expense of $0.3 million during each of the three months ended September 30, 2018 and 2017, and $0.9 million and $1.0 million during the nine months ended September 30, 2018 and 2017, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	September 30,	December 31,
	2018	2017
Accrued professional fees	$1,205	$1,065
Accrued warranties	319	75
Income taxes payable	47	19
Other accrued expenses	1,426	861
Total	$2,997	$2,020

7. Goodwill and Intangible Assets

Goodwill

The following table summarizes the carrying amount of goodwill resulting from the acquisition of 3VR (in thousands):

	Premises	Credentials	Identity	All Other	Total
Balance at December 31, 2017	$—	$—	$—	$—	$—
Acquisition of business	5,781	—	—	—	5,781
Balance at September 30, 2018	$5,781	$—	$—	$—	$5,781

In accordance with ASC 350, the Company tests goodwill with indefinite lives annually for impairment and assesses whether there are any indicators of impairment on an interim basis. The Company performs interim goodwill impairment reviews between its annual reviews if certain events and circumstances have occurred, including a deterioration in general economic conditions, an increased competitive environment, a change in management, key personnel, strategy or customers, negative or declining cash flows, or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods. The Company believes the methodology that it uses to review impairment of goodwill, which includes a significant amount of judgment and estimates, provides it with a reasonable basis to determine whether impairment has occurred. However, many of the factors employed in determining whether its goodwill is impaired are outside of its control and it is reasonably likely that assumptions and estimates will change in future periods. These changes in assumptions and estimates could result in future impairments. During the quarter ended September 30, 2018, the Company noted no indicators of goodwill impairment and concluded no further testing necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount at December 31, 2017	$—	$4,600	$10,639	$15,239
Accumulated amortization	—	(3,257)	(7,617)	(10,874)

Intangible assets, net at December 31, 2017	$—	$1,343	$3,022	$4,365

Gross carrying amount at September 30, 2018	$400	$7,600	$13,539	$21,539
Accumulated amortization	(50)	(3,779)	(8,555)	(12,384)

Intangible assets, net at September 30, 2018	$350	$3,821	$4,984	$9,155

Each period, the Company evaluates the estimated remaining useful lives of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three or nine months ended September 30, 2018.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$186	$112	$522	$336
Selling and marketing	345	252	988	756
Total	$531	$364	$1,510	$1,092

The estimated annual future amortization expense for purchased intangible assets with definite lives as of September 30, 2018 is as follows (in thousands):

2018 (remaining three months)	$532
2019	2,125
2020	2,125
2021	670
2022	670
Thereafter	3,033
Total	$9,155

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

The Company included $0.1 million and $0.2 million of interest expense during each of the three and nine months ended September 30, 2018, respectively, and $0.1 million and $0.3 million of interest expense during the three and nine months ended September 30, 2017, respectively, in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of September 30, 2018 is as follows (in thousands):

2018 (remaining three months)	$310
2019	1,277
2020	1,422
2021	367
Present value discount factor	(230)
Total	3,146
Less: Current portion - payment obligation	(989)
Long-term payment obligation	$2,157

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	September 30,	December 31,
	2018	2017
Notes payable	$2,000	$—
Term loan	—	5,000
Revolving loan facility	11,321	8,736
Total before discount and debt issuance costs	13,321	13,736
Less: Current portion of notes payable	(2,000)	—
Less: Current portion of financial liabilities	(11,245)	(9,829)
Less: Current portion of unamortized discount and debt issuance costs	(76)	(404)
Less: Long-term portion of unamortized discount and debt issuance costs	—	(582)
Long-term financial liabilities	$—	$2,921

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

The Company was obligated to pay customary fees and expenses, including customary facility fees for credit facilities of this size and type, in the aggregate amount of approximately $120,000, in connection with the closing of the two facilities. An additional facility fee of $40,000 was paid in connection with the Revolving Loan Facility on February 8, 2018.

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

As of September 30, 2018, the Company was in compliance with all financial covenants under the Revolving Loan Facility.

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

Net revenue and gross profit information by segment for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Premises:
Net revenue	$9,364	$5,916	$25,691	$17,058
Gross profit	5,363	3,399	14,336	9,543
Gross profit margin	57%	57%	56%	56%
Identity:
Net revenue	3,826	3,421	9,760	10,568
Gross profit	1,337	1,229	3,369	3,667
Gross profit margin	35%	36%	35%	35%
Credentials:
Net revenue	6,832	6,095	21,393	16,035
Gross profit	1,784	1,233	5,440	4,026
Gross profit margin	26%	20%	25%	25%
All Other:
Net revenue	—	—	—	3
Gross profit	—	—	—	5
Gross profit margin	—	—	—	167%
Total:
Net revenue	20,022	15,432	56,844	43,664
Gross profit	8,484	5,861	23,145	17,241
Gross profit margin	42%	38%	41%	39%
Operating expenses:
Research and development	1,860	1,597	5,384	4,584
Selling and marketing	3,915	3,448	12,176	10,142
General and administrative	2,641	1,247	7,952	5,119
Restructuring and severance	223	(49)	591	(49)
Total operating expenses:	8,639	6,243	26,103	19,796
Loss from operations	(155)	(382)	(2,958)	(2,555)
Non-operating income (expense):
Interest expense, net	(291)	(643)	(1,239)	(1,995)
(Loss) gain on extinguishment of debt, net	—	—	(1,369)	977
Foreign currency gains (losses), net	200	(51)	354	(202)
Loss before income taxes and noncontrolling interest	$(246)	$(1,076)	$(5,212)	$(3,775)

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Americas	$15,035	$10,291	$44,172	$28,894
Europe and the Middle East	2,161	1,771	6,992	5,767
Asia-Pacific	2,826	3,370	5,680	9,003
Total	$20,022	$15,432	$56,844	$43,664
Revenues:
Americas	75%	67%	78%	66%
Europe and the Middle East	11%	11%	12%	13%
Asia-Pacific	14%	22%	10%	21%
Total	100%	100%	100%	100%

Long-lived assets by geographic location as of September 30, 2018 and December 31, 2017 are as follows (in thousands):

	September 30,	December 31,
	2018	2017
Property and equipment, net:
Americas	$1,106	$868
Europe and the Middle East	50	89
Asia-Pacific	979	1,086
Total property and equipment, net	$2,135	$2,043

12. Restructuring and Severance

On February 14, 2018, the Company acquired 3VR. As a result of the acquisition, in the three and nine months ended September 30, 2018, the Company incurred restructuring and severance expenses of $0.2 million and $0.6 million, respectively, consisting of facility rental related costs of $0.1 million and $0.3 million, respectively, and severance related costs of $0.1 million and $0.3 million, respectively. In the first quarter of 2018, the Company engaged a property management firm to actively market and search for a tenant to sublease the newly acquired 3VR office facility in San Francisco, California. In the third quarter of 2018, the Company entered into an agreement with a tenant to sublease the entire facility over the remaining term of the original lease.

In the three and nine months ended September 30, 2017, the Company recorded a credit resulting from actual expenditures being less than originally accrued associated with the worldwide restructuring plan implemented in the first quarter of 2016.

Restructuring and severance activities during the nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$—		$—	$237
Restructuring expense incurred for the period	223	(49)	591	(49)
Payments and non-cash item adjustment during the period	(223)	49	(591)	(188)
Balance at end of period	$—	$—	$—	$—

13. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments as of September 30, 2018 (in thousands):

	Operating Leases (a)	Purchase Commitments	Other Contractual Commitments	Total
2018 (remaining three months)	$498	$10,535	$91	$11,124
2019	1,979	4,035	33	6,047
2020	1,782	450	—	2,232
2021	1,357	450	—	1,807
2022	1,133	450	—	1,583
Thereafter	—	—	—	—
Total	$6,749	$15,920	$124	$22,793

(a)	Operating lease payments have not been reduced by sublease rentals of $2.8 million due in the future under noncancelable subleases.

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

14. Subsequent Event

On November 1, 2018, the Company completed the acquisition of Thursby Software Systems, Inc.(“TSS”), pursuant to an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, at the closing of the acquisition, the Company was obligated to pay aggregate consideration of approximately $3.1 million, consisting of (i) approximately $0.6 million in cash, net of cash acquired, and (ii) the issuance of shares of the Company’s common stock with a value of approximately $2.5 million. An aggregate of $0.5 million of the Company’s common stock issuable at the closing of the transaction will be held back for 12 months following the closing for the satisfaction of certain indemnification claims.

Additionally, in the event that revenue from TSS products is greater than $8.0 million, $11.0 million, or $15.0 million in product shipments in 2019, the Company will be obligated to issue earn-out consideration of up to a maximum of $7.5 million payable in shares of the Company’s common stock, subject to certain conditions.  In the event that such revenue is less than $15.0 million in 2019, but 2020 revenue from TSS products exceeds $15.0 million, the Company will be obligated to issue an additional $2.5 million in earn-out consideration payable in shares of the Company’s common stock. The maximum total earn-out consideration payable for all periods is $7.5 million in the aggregate, payable in shares of the Company’s common stock.

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

In February 2018, we acquired 3VR Security, Inc. (“3VR”), a video technology and analytics company. With the acquisition, we added the 3VR video security and analytics platform, which is a natural complement to our Hirsch line.  Nearly all customers for access control are customers for video security, and vice versa.  Additionally, the events and data generated by both platforms combine to create what we believe to be uniquely valuable information for our customers to provide frictionless yet robust security.  3VR’s platform is architected as an analytics system, proven across applications in the retail, banking, and other vertical markets, and valuable to our traditional Hirsch and ICPAM markets in government, education, critical infrastructure, transportation and others.  Additionally, we sell either individual components or complete bundled solutions which can include any or all among software, edge controllers, multi-door panels, access readers, access cards, 3VR appliances and other components.

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

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Americas	$44,172	$28,894
Europe and the Middle East	6,992	5,767
Asia-Pacific	5,680	9,003
Total	$56,844	$43,664
Revenues:
Americas	78%	66%
Europe and the Middle East	12%	13%
Asia-Pacific	10%	21%
Total	100%	100%

Net Revenue Trends

Net revenue in the nine months ended September 30, 2018 increased 30% compared with the nine months ended September 30, 2017. Approximately 45% of our net revenue in the nine months ended September 30, 2018 came from our Premises segment. Net revenue in the Premises segment was $25.7 million and $17.1 million for the nine months ended September 30, 2018 and 2017, respectively. Net revenue in the Identity segment, which represented approximately 17% of total net revenue, was $9.8 million in the nine months ended September 30, 2018 compared to $10.6 million in the prior year period. Net revenue in our Credentials segment represented approximately 38% of our net revenue. Net revenue in the Credentials segment was $21.4 million in the nine months ended September 30, 2018 compared to $16.0 million in the comparable period in 2017.

Net Revenue in the Americas

Net revenue in the Americas was approximately $44.2 million in the nine months ended September 30, 2018, accounting for 78% of total net revenue, and was up 53% compared to $28.9 million in the nine months of 2017.  Net revenue from our Premises solutions for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 52% of our net revenue in the Americas region.

Net revenue in our Premises segment for the nine months ended September 30, 2018 increased 49% compared to the prior year period primarily due to additional sales of video technology and analytics hardware and software products and related support services  following the acquisition of 3VR in February 2018, as well as higher sales of physical access control solutions and products, higher sales through our channel partners, and higher software product sales. Net revenue in our Identity segment increased 71% in the nine months ended September 30, 2018 compared to the comparable period of the previous year primarily due to higher smart card reader sales. Net revenue in our Credentials segment increased 52% in the nine months ended September 30, 2018 compared with the same period of the prior year primarily due to higher access card sales, and higher sales of RFID and NFC transponder products.

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

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $12.7 million in the nine months ended September 30, 2018, accounting for 22% of total net revenue and was down 14% compared to $14.8 million in the nine months ended September 30, 2017 primarily as a result of lower sales in our Asia-Pacific region, partially offset by higher sales in our Europe and the Middle East region. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Premises products increased 60% in the nine months ended September 30, 2018 from the prior year period due to higher sales of physical access control solutions in both the Europe and the Middle East and Asia-Pacific regions. Net revenue from our Identity products decreased by approximately 41% in the nine months ended September 30, 2018 compared with the same period of the prior year primarily due to sales of smart card readers for a government project in the Asia-Pacific region in the nine months ended September 30, 2017. Identity readers comprised approximately 34% of the net revenue in both the Europe and the Middle East and the Asia-Pacific regions in the first nine months of 2018. Net revenue from our Credentials products, which comprised approximately 43% of sales in both the Europe and the Middle East and the Asia-Pacific regions in the first nine months of 2018, decreased 2% compared to the same period of the prior year primarily as a result of lower transponder product sales in the Asia-Pacific region, offset by higher transponder and access card product sales in the Europe and the Middle-East region.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative spending) increased 29% in the nine months of 2018 compared with the same period of 2017. Research and development spending increased by 17% in the nine months ended September 30, 2018 compared with the same period of 2017 resulting from additional headcount and external contractor costs associated with the acquisition of 3VR in the first quarter of 2018. Selling and marketing spending in the nine months ended September 30, 2018 increased by 20% compared with the same period of 2017, due to the additional headcount and related costs, higher external services and contractor costs, and the amortization of acquired intangibles associated with the acquisition of 3VR in the first quarter of 2018. General and administrative spending in the nine months ended September 30, 2018 increased 55% from the same period in the prior year primarily due to higher transaction related costs associated with the acquisition of 3VR in February of 2018, and the effect of reimbursements received in 2017 from our insurance provider for legal fees incurred in connection with matters related to a complaint by a former employee, related investigations, the class and derivative litigation and related proceedings.

Results of Operations

The following table includes segment net revenue and segment net profit information for our Premises, Identity, Credentials and All Other segments and reconciles gross profit to results of continuing operations before income taxes and noncontrolling interest      (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Premises:
Net revenue	$9,364	$5,916	58%	$25,691	$17,058	51%
Gross profit	5,363	3,399	58%	14,336	9,543	50%
Gross profit margin	57%	57%		56%	56%
Identity:
Net revenue	3,826	3,421	12%	9,760	10,568	(8%)
Gross profit	1,337	1,229	9%	3,369	3,667	(8%)
Gross profit margin	35%	36%		35%	35%
Credentials:
Net revenue	6,832	6,095	12%	21,393	16,035	33%
Gross profit	1,784	1,233	45%	5,440	4,026	35%
Gross profit margin	26%	20%		25%	25%
All Other:
Net revenue	—	—	N/A	—	3	N/A
Gross profit	—	—	N/A	—	5	N/A
Gross profit margin	—	—		—	167%
Total:
Net revenue	20,022	15,432	30%	56,844	43,664	30%
Gross profit	8,484	5,861	45%	23,145	17,241	34%
Gross profit margin	42%	38%		41%	39%
Operating expenses:
Research and development	1,860	1,597	16%	5,384	4,584	17%
Selling and marketing	3,915	3,448	14%	12,176	10,142	20%
General and administrative	2,641	1,247	112%	7,952	5,119	55%
Restructuring and severance	223	(49)	N/A	591	(49)	N/A
Total operating expenses:	8,639	6,243	38%	26,103	19,796	32%
Loss from operations	(155)	(382)	(59%)	(2,958)	(2,555)	16%
Non-operating income (expense):
Interest expense, net	(291)	(643)	(55%)	(1,239)	(1,995)	(38%)
(Loss) gain on extinguishment of debt, net	—	—	N/A	(1,369)	977	N/A
Foreign currency gains (losses), net	200	(51)	N/A	354	(202)	N/A
Loss before income taxes and noncontrolling interest	$(246)	$(1,076)	(77%)	$(5,212)	$(3,775)	38%

Net Revenue

Total net revenue in the third quarter of 2018 was $20.0 million, up 30% compared with $15.4 million in the third quarter of 2017.  For the nine months ended September 30, 2018, total net revenue was $56.8 million, up 30% compared with $43.7 million for the comparable period for 2017.  Total net revenue was higher in the third quarter of 2018 and the nine months of 2018, mainly driven by higher sales in our Premises and Credentials segments. A more detailed discussion of net revenue by segment follows below.

Net revenue in our Premises segment was $9.4 million in the third quarter of 2018, an increase of 58% from $5.9 million in the third quarter of 2017. In the nine months ended September 30, 2018, net revenue in our Premises segment was $25.7 million, an increase of 51% from $17.1 million in the nine months ended September 30, 2017.  The increases were primarily due to additional sales of video technology and analytics hardware and software products and related support services following the acquisition of 3VR in February 2018, as well as higher sales of physical access control solutions, higher sales through our channel partners, and higher software licensing sales.

Net revenue in our Identity segment of $3.8 million in the third quarter of 2018 increased 12% from $3.4 million in the third quarter of 2017. In the nine months ended September 30, 2018, net revenue in our Identity segment was $9.8 million, a decrease of 8% from $10.6 million in the nine months ended September 30, 2017.  The increase in the third quarter of 2018 compared to the prior year comparable period was primarily due to higher sales of smart card readers in the Americas region. The decrease in the nine months ended September 30, 2018 were primarily due to sales of smart card readers for a government project in the Asia-Pacific region in the first nine months of 2017, partially offset by higher smart card reader sales in the Americas region.

Net revenue in our Credentials segment was $6.8 million in the third quarter of 2018, an increase of 12% from $6.1 million in the third quarter of 2017. In the nine months ended September 30, 2018, net revenue in our Credentials segment was $21.4 million, an increase of 33% from $16.0 million in the nine months ended September 30, 2017. The increases were primarily a result of higher access card product sales across all regions, and higher RFID and NFC transponder product sales in the Americas and the Europe and the Middle East  regions.

Gross Profit

Gross profit for the third quarter of 2018 was $8.5 million, or 42% of net revenue, compared with $5.9 million or 38% of net revenue in the third quarter of 2017. In the nine months ended September 30, 2018, gross profit was $23.1 million, or 41% of net revenue, compared with $17.2 million, or 39% of net revenue in the nine months ended September 30, 2017. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

In our Premises segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers, and sales of video technology and analytics hardware and software products, and related support services, was $5.4 million in the third quarter of 2018 and $3.4 million in the third quarter of 2017, and $14.3 million and $9.5 million in the nine months ended September 30, 2018 and 2017, respectively. Gross profit margins in the Premises segment of 56% in the third quarter of 2018 were comparable to the same period in the prior year. Gross profit margins in the nine months ended September 30, 2018 of 57% were comparable to the same period in the prior year.

In our Identity segment, gross profit on sales of information security readers, smart card reader modules and reader chipsets was $1.3 million in the third quarter of 2018 compared to $1.2 million in the third quarter of 2017, and $3.4 million and $3.7 million in the nine months ended September 30, 2018 and 2017, respectively. Gross profit margins in the Identity segment in the third quarter of 2018 of 35% were comparable to 36% in the third quarter of 2017. Gross profit margins in the nine months ended September 30, 2018 were comparable to the same period in the prior year.

In our Credentials segment, gross profit on sales of physical access cards and transponder related products for identification, authenticity and tracking applications was $1.8 million in the third quarter of 2018 compared to $1.2 million in the third quarter of 2017, and $5.4 million and $4.0 million in the nine months ended September 30, 2018 and 2017, respectively. Gross profit margins in this segment in the third quarter of 2018 were higher compared to the same period in the prior year due to the impact of a higher proportion of lower margin sales in the third quarter of 2017. Gross profit margins in the nine months ended September 30, 2018 of 25% were comparable to the nine months ended September 30, 2017.

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

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2018 and 2017 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Research and development	$1,860	$1,597	16%	$5,384	$4,584	17%
as a % of net revenue	9%	10%		9%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in the three and nine months ended September 30, 2018 increased compared to the comparable prior year periods primarily attributable to the additional headcount and external contractor costs associated with the acquisition of 3VR in the first quarter of 2018.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Selling and marketing	$3,915	$3,448	14%	$12,176	$10,142	20%
as a % of net revenue	20%	22%		21%	23%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses in the three and nine months ended September 30, 2018 increased compared to the prior year periods primarily due to the additional headcount and related costs, higher external service provider and contractor costs, and the amortization of acquired intangibles associated with the acquisition of 3VR in the first quarter of 2018.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
General and administrative	$2,641	$1,247	112%	$7,952	$5,119	55%
as a % of net revenue	13%	8%		14%	12%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expenses in the three and nine months ended September 30, 2018 were higher compared to the same periods of the prior year due to $0.6 million in transaction related costs associated primarily with the acquisition of 3VR in February of 2018, the impact of reimbursements received of $0.8 million and $1.0 million in the three and nine months ended September 30, 2017, respectively, from our insurance provider for legal fees incurred in connection with matters related to a complaint by a former employee, related investigations, the class and derivative litigation and related proceedings.

Restructuring and Severance Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Restructuring and severance	$223	$(49)	N/A	$591	$(49)	N/A

Restructuring and severance expenses in the three and nine months ended September 30, 2018 consist primarily of facility rental related costs of $0.1 million and $0.3 million, respectively, and severance related costs of $0.1 million and $0.3 million, respectively, associated with the acquisition of 3VR. In the first quarter of 2018, we engaged a property management firm to actively market and search for a tenant to sublease the newly acquired 3VR office facility in San Francisco, California. In the third quarter of 2018, we entered into an agreement with a tenant to sublease the entire facility over the remaining term of the original lease.

In the three and nine months ended September 30, 2017, we recorded a credit resulting from actual expenditures being less than originally accrued associated with the worldwide restructuring plan implemented in the first quarter of 2016.

See Note 12, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net and (Loss) Gain on Extinguishment of Debt

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Interest expense, net	$(291)	$(643)	(55%)	$(1,239)	$(1,995)	(38%)
(Loss) gain on extinguishment of debt	$—	$—	N/A	$(1,369)	$977	N/A

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability on a long-term payment obligation arising from our acquisition of Hirsch Electronics Corporation. The lower net interest expense in the third quarter of 2018 and the nine months of 2018 is primarily attributable to the $5.0 million principal pay down of our $10.0 million term loan in December 2017, and the subsequent payment of the remaining principal amounts outstanding of $5.0 million in May 2018.

For the nine months ended September 30, 2018, the loss on extinguishment of debt represents the difference between the reacquisition price of the remaining amounts outstanding under our term loan and its net carrying amount. See Note 9, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Foreign Currency Gains (Losses), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Foreign currency gains (losses), net	$200	$(51)	N/A	$354	$(202)	N/A

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. dollar, the Indian Rupee, and the Euro. Accordingly, they are predominantly non-cash items. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	% Change	2018	2017	% Change
Income tax (provision) benefit	$(41)	$42	N/A	$(121)	$161	N/A
Effective tax rate	(17%)	4%		2%	(4%)

As of September 30, 2018, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification, or ASC, 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three and nine months ended September 30, 2018. The effective tax rates for the nine months ended September 30, 2018 and 2017 differ from the federal statutory rate of 21% (34% for September 30, 2017) primarily due to a change in valuation allowance, a true-up of prior taxes, changes to uncertain tax positions, and the provision or benefit in certain foreign jurisdictions, which are subject to lower tax rates.

Liquidity and Capital Resources

As of September 30, 2018, our working capital, which we define as current assets less current liabilities, was $15.8 million, a decrease of $7.2 million compared to $23.0 million as of December 31, 2017. As of September 30, 2018, our cash balance was $14.2 million.

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

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of September 30, 2018, the amount of cash included at such subsidiaries was $1.5 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of September 30, 2018, we had a total accumulated deficit of $405.0 million. During the nine months ended September 30, 2018, we incurred a consolidated net loss of $5.3 million.

We believe our existing cash balance, together with cash generated from operations and available credit under our Loan and Security Agreement, will be sufficient to satisfy our working capital needs to fund operations for the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also chose to finance our cash requirements through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital, if required, will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(3,011)	$(5,064)
Net cash used in investing activities	(2,018)	(686)
Net cash provided by financing activities	735	11,896
Effect of exchange rates on cash	(518)	479
Net (decrease) increase in cash	(4,812)	6,625
Cash, beginning of period	19,052	9,116
Cash, end of period	$14,240	$15,741

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2018 was primarily due to the net loss of $5.3 million and  a decrease in cash from net changes in operating assets and liabilities of $3.9 million, partially offset by adjustments for certain non-cash items of $6.2 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, loss on extinguishment of debt, and stock-based compensation. For the nine months ended September 30, 2017, cash used in operating activities was primarily due to the net loss of $3.6 million and a decrease in cash from net changes in operating assets and liabilities of $5.4 million, partially offset by adjustments for certain non-cash items of $3.9 million.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2018 was $2.0 million, of which $1.4 million related to the acquisition of 3VR net of cash acquired, and $0.6 million related to capital expenditures. Cash used in investing activities for the nine months ended September 30, 2017 was $0.7 million and related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities during the nine months ended September 30, 2018 related primarily to borrowings of debt, net of issuance costs, of $16.9 million, and issuance of $7.9 million of Series B preferred stock, net of issuance costs, offset by repayments of debt of $23.6 million and taxes paid related to net share settlement of restricted stock units of $0.5 million. Cash provided by financing activities during the nine months ended September 30, 2017 was attributable borrowings of debt, net of issuance costs, of $42.7 million, proceeds from the sale of our common stock, net of issuance costs of $12.6 million, offset by repayments of debt of $42.8 million and taxes paid related to net share settlement of restricted stock units of $0.6 million.

Contractual Obligations

Significant commitments that will require the use of cash in future periods include obligations under operating leases, our contractual payment obligation assumed upon our acquisition of Hirsch, debt obligations, purchase commitments and other obligations. Gross committed operating lease obligations are $6.7 million, our contractual payment obligation assumed upon our acquisition of Hirsch is $3.0 million, the revolving loan facility and interest related obligation is $11.3 million, notes payable of $2.0 million, and purchase commitments and other obligations are $16.0 million at September 30, 2018. Total commitments due within one year are $25.6 million and due thereafter are $13.5 million at September 30, 2018. These commitment levels are based on existing terms of our operating leases, obligation with suppliers, our contractual payment obligation and our existing loan agreements as of September 30, 2018.

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

As a result of adopting ASC 606 as of January 1, 2018, and the acquisition of 3VR in the first quarter of 2018, there were material changes in our critical accounting policies during the nine months ended September 30, 2018, as described in Note 1, Organization and Summary of Significant Accounting Policies, Note 2, Revenue, and Note 3, Business Combinations, to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q. With the exception of these changes, during the three months ended September 30, 2018, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

On January 1, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the United States District Court for the Northern District of California, entitled Oswald v. Humphreys, et al., Case No. 16-cv-00241-CRB, alleging breach of fiduciary duty and waste claims.  On January 25, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Chopra v. Hart, et al., Case No. RG16801379, alleging breach of fiduciary duty claims.  On February 9, 2016, certain of our present and former officers and directors were named as defendants, and we were named as nominal defendant, in a shareholder derivative lawsuit filed in the Superior Court of the State of California, County of Alameda, entitled Wollnik v. Wenzel, et al., Case No. HG16803342, alleging breach of fiduciary duty, corporate waste, gross mismanagement, and unjust enrichment claims.  These lawsuits generally allege that we made false and/or misleading statements and/or failed to disclose information in certain public filings and disclosures between 2013 and 2015.  Each of the lawsuits seeks one or more of the following remedies: unspecified compensatory damages, unspecified exemplary or punitive damages, restitution, declaratory relief, equitable and injunctive relief, and reasonable costs and attorneys’ fees.  On May 2, 2016, the court in the Chopra lawsuit entered an order staying proceedings in the Chopra lawsuit in favor of the Oswald lawsuit, based on a stipulation to that effect filed by the parties in the Chopra lawsuit on April 28, 2016.  Similarly, on June 28, 2016, the court in the Wollnik lawsuit entered a stipulated order staying proceedings in the Wollnik lawsuit in favor of the Oswald lawsuit.  On June 17, 2016, the plaintiff in the Oswald lawsuit filed an amended complaint.  On August 1, 2016, we filed a motion to dismiss for failure by plaintiff to make a pre-lawsuit demand on our board of directors, which motion was heard on October 14, 2016. The judge in the Oswald lawsuit issued an order on November 7, 2016 granting our motion to dismiss, without prejudice.  In addition, the court stayed the case so that plaintiff could exercise whatever rights he had under Section 220 of the Delaware General Corporation Law.  On or around November 30, 2016, the plaintiff purported to serve a books and records demand under Section 220 of the Delaware General Corporation Law.  We responded to that demand. On March 21, 2017, we and the plaintiff in the Oswald lawsuit filed a stipulation and proposed order lifting the stay of the case, granting the plaintiff leave to amend, and setting a briefing schedule.  The plaintiff in the Oswald lawsuit filed his second amended complaint on April 10, 2017. We then filed a motion to dismiss that second amended complaint on May 12, 2017.  After further briefing and argument, on October 22, 2017, the court issued its written order denying the motion to dismiss on the basis of demand futility.  On January 3, 2018, the court entered a stipulated order setting a response and briefing schedule for defendants to the second amended complaint.

Defendants filed motions to dismiss the second amended complaint in the Oswald action under Rule 12(b)(6) on January 16, 2018.  After further briefing and argument, on April 13, 2018, the court entered an order granting defendants’ motions to dismiss.  On April 19, 2018, plaintiff Oswald filed a motion for leave to file a third amended complaint.  On that same date, plaintiff Chopra, a plaintiff in a related and stayed derivative action in state court, filed a motion to intervene in the Oswald action.  After further briefing and argument, on July 16, 2018, the court entered an order granting the Chopra motion to intervene and denying the Oswald motion for leave to file a third amended complaint.  After the filing of an unopposed administrative motion for entry of judgment by defendants, on October 1, 2018, the court entered an order granting administrative motion for entry of final judgment and entered final judgment in favor of all named defendants and against plaintiffs Oswald and Chopra.  On October 23, 2018, plaintiff Oswald filed a notice of appeal with the Ninth Circuit. In the interim, the state court Chopra and Wollnik actions have remained stayed with periodic status conferences.  The next status conferences have been scheduled in the Chopra and Wollnik cases on January 8, 2019 before Judge Seligman. We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2018 and 2017, we repurchased 109,666 shares and 121,384 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Item 6. Exhibits

Exhibit Number	Description

10.1^	Seventh Amendment to Loan and Security Agreement dated July 17, 2018 between the Company, 3VR Security, Inc. and East West Bank.

10.2^	Eighth Amendment to Loan and Security Agreement dated November 1, 2018 between the Company, 3VR Security, Inc., Thursby Software Systems and East West Bank.

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

IDENTIV, INC.

November 9, 2018	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

November 9, 2018	By:	/S/ Sandra Wallach
Sandra Wallach
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)