Form 10-Q
period 2019-03-31
Identiv, Inc.
filed 2019-05-13
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value per share	INVE	The Nasdaq Stock Market LLC

As of May 3, 2019, the registrant had 16,514,984 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$8,930	$10,866
Accounts receivable, net of allowances of $426 and $387 as of March 31, 2019 and December 31, 2018, respectively	15,456	14,952
Inventories	12,460	13,631
Prepaid expenses and other current assets	2,361	2,743
Total current assets	39,207	42,192
Property and equipment, net	2,669	2,624
Operating lease right-of-use assets	5,970	—
Intangible assets, net	11,997	10,980
Goodwill	10,441	9,286
Other assets	1,322	1,224
Total assets	$71,606	$66,306
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$6,304	$5,654
Current portion - payment obligation	1,050	1,025
Current portion - financial liabilities, net of discount and debt issuance costs of $68 and $25, respectively	11,787	11,554
Operating lease liabilities	2,067	—
Notes payable	—	2,000
Deferred revenue	2,779	2,174
Accrued compensation and related benefits	1,779	1,794
Other accrued expenses and liabilities	4,165	5,277
Total current liabilities	29,931	29,478
Long-term payment obligation	1,569	1,860
Long-term operating lease liabilities	4,072	—
Long-term deferred revenue	625	636
Other long-term liabilities	559	632
Total liabilities	36,756	32,606
Commitments and contingencies (see Note 17)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Series B preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 issued and outstanding as of March 31, 2019 and December 31, 2018	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 17,569 and 17,004 shares issued and 16,479 and 15,967 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	18	17
Additional paid-in capital	446,466	444,145
Treasury stock, 1,090 and 1,047 shares as of March 31, 2019 and December 31, 2018, respectively	(8,381)	(8,153)
Accumulated deficit	(405,168)	(404,353)
Accumulated other comprehensive income	2,080	2,209
Total Identiv, Inc. stockholders' equity	35,020	33,870
Noncontrolling interest	(170)	(170)
Total stockholders´ equity	34,850	33,700
Total liabilities and stockholders' equity	$71,606	$66,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Net revenue	$19,522	$16,528
Cost of revenue	10,818	10,020
Gross profit	8,704	6,508
Operating expenses:
Research and development	2,026	1,687
Selling and marketing	4,498	3,903
General and administrative	2,622	2,555
Restructuring and severance	(12)	110
Total operating expenses	9,134	8,255
Loss from operations	(430)	(1,747)
Non-operating income (expense):
Interest expense, net	(279)	(476)
Foreign currency losses, net	(2)	(38)
Loss before income taxes and noncontrolling interest	(711)	(2,261)
Income tax provision	(104)	(40)
Loss before noncontrolling interest	(815)	(2,301)
Less: Loss attributable to noncontrolling interest	—	(5)
Net loss attributable to Identiv, Inc.	$(815)	$(2,306)

Net loss per common share:
Basic	$(0.06)	$(0.15)
Diluted	$(0.06)	$(0.15)
Weighted average common shares outstanding, basic and diluted	16,837	15,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(815)	$(2,301)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(129)	112
Total other comprehensive (loss) income, net of income taxes	(129)	112
Comprehensive loss	(944)	(2,189)
Less: Comprehensive income attributable to noncontrolling interest	—	(8)
Comprehensive loss attributable to Identiv, Inc.	$(944)	$(2,197)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2018	5,000	$5	15,967	$17	$444,145	$(8,153)	$(404,353)	$2,209	$(170)	$33,700
Net loss	—	—	—	—	—	—	(815)	—	—	(815)
Unrealized income (loss) from foreign currency translation adjustments	—	—	—	—	—	—	—	(129)	—	(129)
Issuance of common stock in connection with acquisition of business	—	—	419	1	1,634	—	—	—	—	1,635
Issuance of common stock in connection with vesting of stock awards	—	—	126	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	687	—	—	—	—	687
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(43)	—	—	(228)	—	—	—	(228)
Issuance of common stock in connection with warrant exercise	—	—	10	—	—	—	—	—	—	—
Balances, March 31, 2019	5,000	$5	16,479	$18	$446,466	$(8,381)	$(405,168)	$2,080	$(170)	$34,850

	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2017	3,000	$3	14,436	$15	$428,470	$(7,485)	$(399,647)	$2,675	$(178)	$23,853
Net loss	—	—	—	—	—	—	(2,306)	—	5	(2,301)
Unrealized income (loss) from foreign currency translation adjustments	—	—	—	—	—	—	—	109	3	112
Impact of adoption of Topic 606	—	—	—	—	—	—	2	—	—	2
Issuance of common stock in connection with acquisition of business	—	—	610	1	2,293	—	—	—	—	2,294
Issuance of common stock in connection with vesting of stock awards	—	—	139	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	635	—	—	—	—	635
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(42)	—	—	(162)	—	—	—	(162)
Issuance costs associated with issuance of Series B preferred stock	—	—	—	—	(20)	—	—	—	—	(20)
Issuance of shares to non-employees	—	—	—	—	5	—	—	—	—	5
Balances, March 31, 2018	3,000	$3	15,143	$16	$431,383	$(7,647)	$(401,951)	$2,784	$(170)	$24,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(815)	$(2,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	852	740
Accretion of interest on long-term payment obligation	44	64
Stock-based compensation expense	687	635
Amortization of debt issuance costs	25	109
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	157	2,327
Inventories	1,431	(167)
Prepaid expenses and other assets	318	(262)
Accounts payable	268	(429)
Payment obligation liability	(310)	(300)
Deferred revenue	560	311
Accrued expenses and other liabilities	(1,728)	(262)
Net cash provided by operating activities	1,489	465
Cash flows from investing activities:
Capital expenditures	(65)	(67)
Acquisition of business, net of cash acquired	(1,287)	(1,384)
Net cash used in investing activities	(1,352)	(1,451)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	1,646	9,599
Repayments of debt	(1,371)	(10,952)
Repayments of notes payable	(2,000)	—
Taxes paid related to net share settlement of restricted stock units	(228)	(162)
Net cash used in financing activities	(1,953)	(1,515)
Effect of exchange rates on cash	(120)	134
Net decrease in cash	(1,936)	(2,367)
Cash at beginning of period	10,866	19,052
Cash at end of period	$8,930	$16,685
Supplemental Disclosures of Cash Flow Information:
Interest paid	$245	$353
Taxes paid, net	$29	$44
Non-cash investing and financing activities:
Common stock issued for acquisition of business, net	$1,635	$2,294
Promissory notes issued in acquisition of business	$—	$2,000
Share-settled liability associated with acquisition of business	$—	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. (“Identiv” or the “Company”) and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal year 2018 financial statements to conform to the fiscal year 2019 presentation. The reclassifications had no impact on net loss, total assets, or stockholders’ equity.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

Except for the adoption of the new accounting standard for leases mentioned below, no material changes have been made to the Company's significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Leases — The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and long-term operating lease liabilities on the Company’s condensed consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which is accounted for as a single lease component.

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) amended the existing accounting standards for leases, Accounting Standards Update (“ASU”) 2016-02, Leases. The amendments require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. The accounting by lessors will remain largely unchanged from that applied under previous U.S. GAAP. The Company is required to adopt the amendments in the first quarter of fiscal 2019.

The Company adopted the new standard in the first quarter of 2019, effective January 1, 2019, using the modified retrospective method, under which the new standard was applied prospectively rather than restating the prior periods presented. The Company elected the practical expedients under the transition guidance, which include the use of hindsight in determining the lease term and the practical expedient package to not reassess whether any expired or existing contracts are or contain leases, to not reassess the classification of any expired or existing leases, and to not reassess initial direct costs for any existing leases. In addition, the Company elected the practical expedient to recognize lease and non-lease components as a single lease component. The Company has elected not to record on the balance sheet leases with an initial term of twelve months or less. Upon adoption, the Company recognized both operating lease ROU assets and corresponding operating lease liabilities of approximately $5.8 million and $5.9 million, respectively, on its condensed consolidated balance sheet. There was no impact on the condensed consolidated statements of operations and the condensed consolidated statements of cash flows.

3. Revenue

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

Hardware Product Revenues — The Company generally has two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide assurance that the product complies with its agreed-upon specifications and is free from defects in material and workmanship for a period of one to three years (i.e. assurance warranty). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. The Company has concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. None of the transaction price is allocated to the assurance warranty component, as the Company accounts for these product warranty costs in accordance with Accounting Standards Codification ("ASC”) 460, Guarantees (“ASC 460”). Payments for hardware contracts are generally due 30 to 60 days after shipment of the hardware product.

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

Total net revenue based on the disaggregation criteria described above are as follows (in thousands):

	Three Months Ended March 31,
	2019			2018
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$13,524	$1,201	$14,725	$12,484	$748	$13,232
Europe and the Middle East	2,865	65	2,930	2,294	14	2,308
Asia-Pacific	1,867	—	1,867	985	3	988
Total	$18,256	$1,266	$19,522	$15,763	$765	$16,528

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

Changes in deferred revenue during the three months ended March 31, 2019 were as follows (in thousands):

Amount
Deferred revenue at December 31, 2018	$2,810
Fair value of deferred revenue acquired in acquisition, net of recognition	13
Deferral of revenue billed in current period, net of recognition	1,444
Recognition of revenue deferred in prior periods	(863)
Balance as of March 31, 2019	$3,404

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $1.3 million as of March 31, 2019. Since the Company typically invoices customers at contract inception, this amount is included in its deferred revenue balance. As of March 31, 2019, the Company expects to recognize approximately 73% of the revenue related to these unsatisfied performance obligations during the remainder of 2019, 18% during 2020, and 9% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e. commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the three months ended March 31, 2019, total capitalized costs to obtain contracts were immaterial.

4. Business Combinations

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

An aggregate of up to $1.0 million, or 294,927 shares, of the Company’s common stock issuable at the closing of the transaction were held back for a period of up to 12 months following the closing for the satisfaction of certain indemnification claims. On May 9, 2018, the Company and the Security Holder Representative reached agreement as to the satisfaction of certain of the indemnification claims asserted by the Company at the closing of the Acquisition. As a result, the purchase consideration, and the amount of goodwill recorded, were reduced by $660,000. Of the 294,927 shares that were held back at closing, 181,319 shares were canceled. On January 25, 2019, subject to the terms of the Merger Agreement, the Company filed an additional dispute with the security holder representative for an amount exceeding the remaining amount of the holdback shares of approximately $0.3 million, or 93,406 shares. On April 15, 2019, the Company and the Security Holder Representative reached agreement as to the satisfaction of the remaining indemnification claims asserted by the Company at the closing of the Acquisition. As a result, in the second quarter of 2019, the purchase consideration, and the amount of goodwill recorded, will be reduced by the remaining $340,000 and the remaining 93,406 holdback shares will be canceled.

Additionally, in the event 3VR achieved $24.1 million in product shipments in 2018, the Company would have been obligated to issue earn-out consideration of $3.5 million payable in shares of the Company’s common stock (subject to certain conditions) with a potential maximum earn-out value of $7.0 million in the event that such shipments exceeded $48.2 million.  Further, in calendar year 2019, the Company may be obligated to pay, in cash, and subject to certain conditions, contingent consideration equal to the lesser of (a) 35% of the gross margin of certain products sold and services rendered by 3VR in 2018 pursuant to a supply arrangement and (b) $25.0 million, each subject to adjustments. Management has assessed the probability of the issuance of shares related to the payment of the contingent consideration noted above, and determined it as remote. Accordingly, no value was ascribed to the contingent consideration as of March 31, 2019.

On February 14, 2019, the Company repaid the noteholders an aggregate principal amount, including accrued interest, of $2,060,000.

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. The following table summarizes the fair values of assets acquired and liabilities assumed, before the settlement of the remaining indemnification claims noted above, which will be recorded by the Company in the second quarter of 2019, (in thousands):

Cash	$195
Accounts receivable	2,029
Inventory	257
Prepaid expenses and other current assets	169
Property and equipment	334
Trademarks	400
Customer relationships	2,900
Developed technology	3,000
Total identifiable assets acquired	9,284
Accounts payable	(1,590)
Accrued expenses and liabilities	(726)
Deferred revenue	(2,928)
Debt	(3,622)
Total liabilities assumed	(8,866)
Net identifiable assets acquired	418
Goodwill	5,796
Net purchase price	$6,214

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
	$6,300

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of 3VR resulted in $5.8 million of goodwill which is not deductible for tax purposes. With the addition of the 3VR video security and analytics platform, the Company believes this goodwill largely reflects the expansion of its Hirsch product and service offerings through the complementary offerings of 3VR. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill will not be amortized but will be tested for impairment at least annually in the fourth quarter. See Note 6, Goodwill and Intangible Assets.

Pursuant to ASC 805, Business Combinations (“ASC 805”), the Company incurred and expensed approximately $8,000 and $548,000 in acquisition and transitional costs associated with the acquisition of 3VR during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, which were primarily general and administrative expenses.

Thursby Software Systems

On November 1, 2018, the Company completed the acquisition of Thursby Software Systems, Inc. (“Thursby”), a provider of security software for mobile devices, pursuant to an Agreement and Plan of Merger (the “Thursby Agreement”), by and among the Company, TSS Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub 1”), TSS Acquisition, LLC., a wholly owned subsidiary of the Company (“Merger Sub 2” and together with Merger Sub 1, the “Merger Subs”), Thursby, and William Thursby as the sole Shareholder of Thursby. Pursuant to the Thursby Agreement, at the effective time, Merger Sub 1 merged with and into Thursby and Thursby became a wholly-owned subsidiary of the Company (“Merger 1”), following which Thursby merged with and into Merger Sub 2, whereupon which the separate corporate existence of Thursby ceased with Merger Sub 2 surviving the merger (“Merger 2”).

Under the terms of the Thursby Agreement, at the closing of the acquisition, the Company acquired all of the outstanding shares of Thursby for total purchase consideration of $3.1 million, consisting of:

(i)	payment in cash of approximately $0.6 million, net of cash acquired;
(ii)	issuance of 426,621 shares of the Company’s common stock with a value of approximately $2.5 million.

An aggregate of up to $0.5 million, or 85,324 shares, of the Company’s common stock issuable at the closing of the transaction are being held back for a period of up to 12 months following the closing for the satisfaction of certain indemnification claims.

Additionally, in the event that revenue from Thursby products is greater than $8.0 million, $11.0 million, or $15.0 million in product shipments in 2019, the Company will be obligated to issue earn-out consideration of up to a maximum of $7.5 million payable in shares of the Company’s common stock, subject to certain conditions.  In the event that such revenue is less than $15.0 million in 2019, but 2020 revenue from Thursby products exceeds $15.0 million, the Company will be obligated to issue an additional $2.5 million in earn-out consideration payable in shares of the Company’s common stock. The maximum total earn-out consideration payable for all periods is $7.5 million in the aggregate, payable in shares of the Company’s common stock. Management has assessed the probability of the issuance of shares related to the earn-out consideration, and the payment of the contingent consideration noted above, and determined it as remote. Accordingly, no value was ascribed to the earn-out consideration as of March 31, 2019.

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
	$2,400

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Thursby resulted in $3.5 million of goodwill which is not deductible for tax purposes. With the addition of the Thursby security software for mobile devices, the Company believes this goodwill largely reflects the synergistic strengthening of its Identity offerings providing complete solutions for secure and convenient logical access across smart cards and derived credentials on Apple iOS and Android mobile devices. In accordance with ASC 350, goodwill will not be amortized but is tested for impairment at least annually in the fourth quarter.  See Note 6, Goodwill and Intangible Assets.

Pursuant to ASC 805, the Company incurred and expensed approximately $23,000 and $208,000 in acquisition and transitional costs associated with the acquisition of Thursby during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, which were primarily general and administrative expenses.

Viscount Systems, Inc.

On January 2, 2019, the Company completed the purchase of substantially all the assets of the Freedom, Liberty, and Enterphone™ MESH products and services of Viscount Systems, Inc. (“Viscount”) and the assumption of certain liabilities (the “Asset Purchase”). Under the terms of the Asset Purchase, the Company was obligated to pay at closing aggregate consideration of $2.9 million consisting of:

(i)	payment in cash of approximately $1.3 million, and
(ii)	the issuance of 419,288 shares of the Company’s common stock with a value of approximately $1.6 million.

An aggregate of approximately 31,446 shares of the Company’s common stock issuable at the closing of the transaction were held back for 12 months following the closing for the satisfaction of certain indemnification claims.

Additionally, in the event that revenue from the assets purchased under the agreement in 2019 is greater than certain specified revenue targets, the Company will be obligated to issue earn-out consideration of up to a maximum of $3.5 million payable in shares of the Company’s common stock (subject to certain conditions).  In the event that such revenue targets are not met in 2019, but 2020 revenue from the assets purchased exceeds certain higher targets for 2020, then the Company will be obligated to issue up to a maximum of $2.25 million in earn-out consideration in the form of stock. The maximum total earn-out consideration payable for all periods is $3.5 million in the aggregate, payable in the Company’s common stock. Management has assessed the probability of the issuance of shares related to the earn-out consideration and determined its fair value of $0.2 million as of March 31, 2019.

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. Such estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition.

Accounts receivable	$636
Inventory	276
Prepaid expenses and other current assets	29
Property and equipment	190
Operating lease ROU assets	550
Trademarks	160
Customer relationships	710
Developed technology	800
Total identifiable assets acquired	3,351
Accounts payable	(372)
Operating lease liabilities	(61)
Accrued expenses and liabilities	(120)
Deferred revenue	(34)
Earn-out liability	(200)
Other current liabilities	(326)
Long-term operating lease liabilities	(489)
Total liabilities assumed	(1,602)
Net identifiable assets acquired	1,749
Goodwill	1,173
Net purchase price	$2,922

Acquisition related intangibles included in the above table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized, as follows (in thousands):

	Gross Purchased Intangible Assets	Estimated Useful Life (in Years)
Trademarks	$160	5
Customer relationships	710	10
Developed technology	800	10
	$1,670

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of the assets of Viscount resulted in $1.2 million. With the addition of Viscount’s products and services, the Company believes this goodwill largely reflects the expansion of its Premises offerings with advanced, complementary solutions for the commercial and small- and medium-sized business markets, leveraging Freedom’s IT-centric software, defined architecture, and hardware-light platform. In accordance with ASC 350, goodwill will not be amortized but is tested for impairment at least annually in the fourth quarter.  See Note 6, Goodwill and Intangible Assets.

Pursuant to ASC 805, the Company incurred and expensed approximately $27,000 and $227,000 in acquisition and transitional costs associated with the acquisition of the assets of Viscount during the three months ended March 31, 2019 and the year ended December 31, 2018, respectively, which were primarily general and administrative expenses.

5. Fair Value Measurements

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. Under ASC 820, Fair Value Measurement (“ASC 820”), the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

•	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets;
•	Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2019 and December 31, 2018, there were no assets that are measured and recognized at fair value on a recurring basis. There were nominal cash equivalents as of March 31, 2019 and December 31, 2018.

The Company’s only liabilities measured at fair value on a recurring basis are the contingent consideration associated with the acquisitions of 3VR, Thursby and Viscount. The fair value of the earn-out consideration is based on achieving certain revenue and profit targets as defined under the respective merger agreements. The valuation of the earn-out consideration is classified as a Level 3 measurement as it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the earn-out consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the earn-out consideration at each reporting period. As of March 31, 2019, the fair value attributed to earn-out consideration related to the assets purchased from Viscount was $0.2 million. No fair value was assigned to the earn-out consideration in the 3VR and Thursby acquisitions.

Changes in the fair value of liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

Viscount Earn-out Consideration
Balance at December 31, 2018	$—
Acquisition of Viscount	200
Remeasurement of obligation	—
Balance at March 31, 2019	$200

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

As of March 31, 2019 and December 31, 2018, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the carrying amount of goodwill resulting from the acquisitions of 3VR, Thursby, and Viscount (in thousands):

	Premises	Identity	Total
Balance at December 31, 2018	$5,796	$3,490	$9,286
Acquisition of business	1,173	—	1,173
Currency translation adjustment	(18)	—	(18)
Balance at March 31, 2019	$6,951	$3,490	$10,441

In accordance with ASC 350, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In testing for goodwill impairment, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. During the quarter ended March 31, 2019, the Company noted no indicators of goodwill impairment and concluded no further testing necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount at December 31, 2018	$600	$8,300	$15,039	$23,939
Accumulated amortization	(77)	(3,978)	(8,904)	(12,959)
Intangible assets, net at December 31, 2018	$523	$4,322	$6,135	$10,980

Gross carrying amount at March 31, 2019	$758	$9,093	$15,745	$25,596
Accumulated amortization	(114)	(4,201)	(9,284)	(13,599)
Intangible assets, net at March 31, 2019	$644	$4,892	$6,461	$11,997

Each period, the Company evaluates the estimated remaining useful lives of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three months ended March 31, 2019.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$224	$149
Selling and marketing	418	298
Total	$642	$447

The estimated annual future amortization expense for purchased intangible assets with definite lives as of March 31, 2019 is as follows (in thousands):

2019 (remaining nine months)	$1,926
2020	2,567
2021	1,112
2022	1,112
2023	1,035
Thereafter	4,245
Total	$11,997

7. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	March 31,	December 31,
	2019	2018
Raw materials	$5,188	$4,598
Work-in-progress	25	77
Finished goods	7,247	8,956
Total	$12,460	$13,631

Property and equipment, net consists of (in thousands):

	March 31,	December 31,
	2019	2018
Building and leasehold improvements	$1,259	$1,250
Furniture, fixtures and office equipment	1,870	1,806
Plant and machinery	9,625	9,484
Purchased software	2,182	2,167
Total	14,936	14,707
Accumulated depreciation	(12,267)	(12,083)
Property and equipment, net	$2,669	$2,624

The Company recorded depreciation expense of $0.2 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	March 31,	December 31,
	2019	2018
Accrued professional fees	$1,454	$1,504
Customer deposits	53	1,517
Accrued warranties	433	316
Other accrued expenses	2,225	1,940
Total	$4,165	$5,277

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

The Company included $44,000 and $64,000 of interest expense during the three months ended March 31, 2019 and 2018 respectively, in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of March 31, 2019 is as follows (in thousands):

2019 (remaining nine months)	$956
2020	1,408
2021	363
Present value discount factor	(108)
Total	2,619
Less: Current portion - payment obligation	(1,050)
Long-term payment obligation	$1,569

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	March 31,	December 31,
	2019	2018
Revolving loan facility	$11,855	$11,579
Notes payable	—	2,000
Total before discount and debt issuance costs	11,855	13,579
Less: Notes payable	—	(2,000)
Less: Current portion of financial liabilities	(11,787)	(11,554)
Less: Current portion of unamortized discount and debt issuance costs	(68)	(25)
Long-term financial liabilities	$—	$—

On February 8, 2017, the Company entered into Loan and Security Agreements with East West Bank (“EWB”) and Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL8”). The Loan and Security agreement, as amended, with EWB provides for a $16.0 million revolving loan facility (“Revolving Loan Facility”), and the Loan and Security Agreement with VLL7 and VLL8 provided for a $10.0 million term loan facility (“Term Loan Facility”). In connection with the closing of such agreements, the Company repaid all outstanding amounts under its credit agreement with its previous lender.

The Revolving Loan Facility, as amended, bears interest at prime rate plus 1.0%, matured and became due and payable on February 8, 2019 and included a non-formula line of credit sublimit of up to $3.0 million. Interest is payable monthly beginning on March 1, 2017. On February 6, 2019, the Company entered into an amendment (the “Tenth Amendment”) to its Loan and Security Agreement with EWB. Under the Tenth Amendment, the Revolving Loan Facility under the Loan and Security Agreement was increased from $16.0 million to $20.0 million, the interest rate was reduced from prime rate plus 1.0% to prime rate plus 0.75%, the maturity date was extended to February 8, 2021, and certain financial covenants were amended, including covenants with respect to minimum EBITDA levels. The Company may voluntarily prepay amounts outstanding under the Revolving Loan Facility without prepayment charges. In the event the Revolving Loan Facility is terminated prior to its maturity, the Company would be required to pay an early termination fee in the amount of 1.0% of the revolving line. Additional borrowing requests under the Revolving Loan Facility are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Revolving Loan Facility.

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

As of March 31, 2019, the Company was in compliance with all financial covenants under the Revolving Loan Facility.

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

The Company generally is no longer subject to tax examinations for years prior to 2014. However, if loss carryforwards of tax years prior to 2014 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities. While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits would materially change in the next 12 months.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share, and 5,000,000 of which have been designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of March 31, 2019 and December 31, 2018. During 2017, the Company’s board of directors (the “Board”) authorized the issuance of up to 5,000,000 shares of the Series B Preferred Stock, 5,000,000 of which were outstanding as of March 31, 2019 and December 31, 2018.

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

Based on the current conversion price, the outstanding shares of Series B Preferred Stock as of March 31, 2019 would be convertible into 5,208,000 shares of the Company’s common stock.  However, the conversion rate will be subject to adjustment in the event of certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share.  As of March 31, 2019, none of the contingent conditions to adjust the total common shares to convert the Shares had been met.

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

Series B Preferred Stock Dividend Accretion

The following table summarizes Series B Preferred Stock and the accretion of dividends activity for the three months ended March 31, 2019 (in thousands):

	Tranche 1	Tranche 2	Total
Series B Preferred Stock
Balance at December 31, 2018	$12,600	$8,233	$20,833
Cumulative dividends on Series B preferred stock	158	100	258
Balance at March 31, 2019	$12,758	$8,333	$21,091

Number of Common Shares Issuable Upon Conversion
Balance at December 31, 2018	3,150	2,058	5,208
Cumulative dividends on Series B preferred stock	39	25	64
Balance at March 31, 2019	3,189	2,083	5,272

Common Stock Warrants

On August 13, 2014, in connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “2014 Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the 2014 Consultant Warrant was issued and quarterly thereafter. The 2014 Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the 2014 Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of March 31, 2019, the 2014 Consultant Warrant had not been exercised.

On February 8, 2017, the Company entered into Loan and Security Agreements (each, a “Loan and Security Agreement”) with each of EWB and VLL7 and VLL8 as discussed in Note 9, Financial Liabilities. The Loan and Security Agreement with EWB, as amended, provides for a $16.0 million Revolving Loan Facility, and the Loan and Security Agreement with VLL7 and VLL8 provides for a term loan (the “Term Loan”) in an aggregate principal amount of $10.0 million (the “Term Loan Facility”). In connection with the Revolving Loan Facility, the Company issued to EWB a warrant (the "EWB Warrant") to purchase up to 40,000 shares of the Company's common stock at a per share exercise price of $3.64, and in connection with the Company’s Term Loan Facility, issued to each of VLL7 and VLL8 a warrant to purchase 290,000 shares of the Company's common stock at a per share exercise price of $2.00 (the “VLL7 Warrant” and the “VLL8 Warrant,” respectively). The Company calculated the fair value of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant using the Black-Scholes pricing model using the following assumptions: estimated volatility of 78.8%, risk-free interest rate of 1.94%, no dividend yield, and an expected life of five years. The fair values of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant of $125,000, $1,037,500 and $1,037,500, respectively, were classified as equity as the settlement of the warrants will be in shares and is within the control of the Company. Each of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant is immediately exercisable for cash or by net exercise and will expire five years after its issuance, or on February 8, 2022. In connection with entering into the Loan and Security Agreements with EWB and VLL7 and VLL8, warrants to purchase an aggregate of 400,000 shares of common stock issued to the Company’s previous lender were cancelled.

In connection with securing of the new credit facilities and cancelling of all the warrants previously issued to the previous lender, the Company issued a warrant to a consultant to purchase 60,000 shares of its common stock at an exercise price of $4.60 per share (the “2017 Consultant Warrant”).  The Company calculated the fair value of the 2017 Consultant Warrant using the Black Scholes pricing model using the following assumptions: estimated volatility of 78.8%, risk-free interest rate of 1.22%, no dividend yield, and an expected life of two years. The fair value of the 2017 Consultant Warrant of $119,000 was classified as equity as the settlement of the warrant will be in shares and is within the control of the Company.  The 2017 Consultant Warrant was immediately exercisable for cash or by net exercise and had an expiration date of February 8, 2019. On January 30, 2019, the Company issued 10,449 shares of its common stock upon the cashless net exercise of the entire 2017 Consultant Warrant.

Below is the summary of outstanding warrants issued by the Company as of March 31, 2019:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
2014 Consultant Warrant	85,000	$10.70	August 13, 2014	August 13, 2019
East West Bank Warrant	40,000	3.64	February 8, 2017	February 8, 2022
VLL7 and VLL8 Warrants	580,000	2.00	February 8, 2017	February 8, 2022
Total	705,000

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2019 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), and issuance of RSUs vested but not released	2,431,800
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	523,037
Noncontrolling interest in Bluehill ID AG	10,355
Warrants to purchase common stock	705,000
Shares of common stock issuable upon conversion of Series B preferred stock	7,541,449
Total	11,505,529

12. Stock-Based Compensation

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

Stock Option Plans

A summary of activity for the Company’s stock option plans for the three months ended March 31, 2019 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2018	621,602	$5.87	6.32	$—
Granted	—	—
Cancelled or Expired	(46,000)	8.52
Exercised
Balance at March 31, 2019	575,602	$5.66	6.50	$302,233
Vested or expected to vest at March 31, 2019	574,705	$5.66	6.56	$301,623
Exercisable at March 31, 2019	520,045	$5.79	6.50	$264,454

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock and the option exercise price of in-the-money options multiplies by the number of such options.

The following table summarizes information about options outstanding as of March 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	468,810	7.03	$4.46	413,253	$4.47
$7.50 - $11.30	85,198	4.89	9.74	85,198	9.74
$12.00 - $19.70	17,244	3.26	13.60	17,244	13.60
$21.70 - $24.20	4,350	2.43	23.27	4,350	23.27
$4.36 - $24.20	575,602			520,045

At March 31, 2019, there was $0.1 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 0.44 years.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2019:

	Number of RSUs	Weighted Average Fair Value
Unvested at December 31, 2018	1,367,630	$3.81
Granted	226,000	5.21
Vested	(152,527)	3.60
Forfeited	(10,871)	3.45
Unvested at March 31, 2019	1,430,232	$4.05
Shares vested but not released	425,966	$3.39

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock on the date of grant. As of March 31, 2019, there was $4.8 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.9 years.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$29	$19
Research and development	114	135
Selling and marketing	180	158
General and administrative	364	323
Total	$687	$635

Restricted Stock Unit Net Share Settlements

During the three months ended March 31, 2019 and 2018, the Company repurchased 42,880 and 42,447 shares, respectively of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

13. Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period.  The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended March 31,
Numerator:	2019	2018
Net loss attributable to Identiv, Inc.	$(815)	$(2,306)
Accretion of Series B preferred stock dividends	(258)	—
Numerator for basic EPS - loss available to common stockholders	$(1,073)	$(2,306)

Denominator:
Weighted average common shares outstanding	16,837	15,111
Net loss per common share - basic	$(0.06)	$(0.15)

The following common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2019 and 2018 because their inclusion would be anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Shares of common stock subject to outstanding RSUs	1,430,232	1,542,490
Shares of common stock subject to outstanding stock options	575,602	661,852
Shares of common stock subject to outstanding warrants	705,000	765,000
Shares of common stock reserved to acquire remaining share of noncontrolling interest	10,355	10,355
Shares of common stock issuable upon conversion of Series B preferred stock	5,272,708	3,000,000
Shares of common stock subject to holdback provisions of acquisition of 3VR	—	294,927
Total	7,993,897	6,274,624

14. Segment Reporting, Geographic Information, and Concentration of Credit Risk

Segment Reporting

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

In the fourth quarter of 2018, the Company realigned the way in which it organized its operating segments in making operating decisions and assessing financial performance by combining the Identity and Credential segments. The combined segment is referred to as the Identity segment. All comparative segment information for fiscal 2018 has been reclassified to conform to the fiscal 2019 presentation.

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

Net revenue and gross profit information by segment for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Premises:
Net revenue	$9,330	$7,506
Gross profit	4,379	4,155
Gross profit margin	47%	55%
Identity:
Net revenue	10,192	9,022
Gross profit	4,325	2,353
Gross profit margin	42%	26%
Total:
Net revenue	19,522	16,528
Gross profit	8,704	6,508
Gross profit margin	45%	39%
Operating expenses:
Research and development	2,026	1,687
Selling and marketing	4,498	3,903
General and administrative	2,622	2,555
Restructuring and severance	(12)	110
Total operating expenses:	9,134	8,255
Loss from operations	(430)	(1,747)
Non-operating income (expense):
Interest expense, net	(279)	(476)
Foreign currency losses, net	(2)	(38)
Loss before income taxes and noncontrolling interest	$(711)	$(2,261)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Americas	$14,725	$13,232
Europe and the Middle East	2,930	2,308
Asia-Pacific	1,867	988
Total	$19,522	$16,528

Percentage of net revenue:
Americas	75%	80%
Europe and the Middle East	15%	14%
Asia-Pacific	10%	6%
Total	100%	100%

Concentration of Credit Risk

No customer accounted for 10% or more of net revenue for either of the three months ended March 31, 2019 or 2018. One customer accounted for 10% of net accounts receivable at March 31, 2019. No customer accounted for 10% or more of net accounts receivable balance at December 31, 2018.

Long-lived assets by geographic location as of March 31, 2019 and December 31, 2018 are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Property and equipment, net:
Americas	$1,178	$1,060
Europe and the Middle East	35	43
Asia-Pacific	1,456	1,521
Total property and equipment, net	$2,669	$2,624

Operating lease ROU assets:
Americas	$5,177	$—
Europe and the Middle East	130	—
Asia-Pacific	663	—
Total operating lease right-of-use assets	$5,970	$—

15. Restructuring and Severance

On February 14, 2018, the Company acquired 3VR. As a result of the acquisition, in the three months ended March 31, 2018, the Company incurred restructuring and severance expenses of $0.1 million consisting primarily of facility rental related costs associated with the 3VR office facility in San Francisco, California.  Restructuring and severance expenses incurred in the three months ended March 31, 2019 consist of facility rental costs discussed above, offset by sublease income received from a tenant that sublet the office space in the third quarter of 2018 over the remaining term of the original lease.  In the fourth quarter of 2018, the Company recorded a restructuring accrual of $0.1 million for its future rental payment obligation associated with vacated office space at its Fremont, California facility

Restructuring and severance activities during the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$129	$—
Restructuring expense incurred for the period	(12)	110
Cash received (cash paid) during the period	12	(110)
Balance at end of period	$129	$—

16. Leases

The Company’s leases consist primarily of operating leases for administrative office spaces, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total lease expense was approximately $374,000 for the three months ended March 31, 2019. Rent expense was approximately $286,000  for the three months ended March 31, 2018.

Initial lease terms are determined at commencement and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option.  Remaining lease terms range from one to seven years, some of which include options to extend for up to five years. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at commencement date.

The table below reconciles the undiscounted cash flows for the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2019 (in thousands):

March 31,
2019
2019 (remaining nine months)	$1,783
2020	2,080
2021	1,603
2022	932
2023	636
Thereafter	237
Total minimum lease payments	7,271
Less: amount of lease payments representing interest	(1,132)
Present value of future minimum lease payments	6,139
Less: current liabilities under operating leases	(2,067)
Long-term operating lease liabilities	$4,072

As of March 31, 2019, the weighted average remaining lease term for the Company’s operating leases is 3.9 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases is 6.4%. Sublease rental income due in the future under non-cancelable subleases is $2.4 million.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million for the three months ended March 31, 2019. Cash received from sublease rentals was $0.2 million for the three months ended March 31, 2019.

17. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments as of March 31, 2019 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2019 (remaining nine months)	$12,998	$102	$13,100
2020	872	—	872
Total	$13,870	$102	$13,972

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Risk Factors,” The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms the “Company,” “Identiv,” “we” and “us” as used herein refers collectively to Identiv, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Identiv, Inc. is a global provider of physical security and secure identification. Our products, software, systems, and services address the markets for physical and logical access control, video analytics and a wide range of Radio Frequency Identification (“RFID”)-enabled applications. Customers in government, enterprise, consumer, education, healthcare, banking, retail, transportation and other sectors rely on our security and identification solutions. Our mission is to make the physical world digital and secure. Our platform to deliver on our mission can be deployed through Internet of Things (“IoT”) devices, mobile, client/server, cloud, web, dedicated hardware and software-defined architectures.  Our solutions encompass what we believe to be the most complete set of technologies in the industry.  We are a one-stop provider of software delivering physical security management, video surveillance, logical access, analytics and identities; and devices spanning access readers, panels, processing appliances, and identity cards.  We provide services to deliver optimized total solutions, serving as a single-point provider for our customers rather than several separate vendors that the customer would otherwise have to coordinate and manage.

We have organized our operations into two reportable business segments, principally by solution families: Premises and Identity. In the fourth quarter of 2018, we realigned the way in which we organize our operating segments in making operating decisions and assessing financial performance by combining our Identity and Credentials segments. The combined segment is now referred to as the Identity segment. All comparative segment information for fiscal 2018 has been reclassified to conform to the fiscal 2019 presentation.

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

In January 2019, we acquired substantially all of the assets of the Freedom, Liberty, and Enterphone™ MESH products and services of Viscount Systems, Inc. (“Viscount”). The web-based Freedom and Liberty access control and Enterphone MESH IP telephone entry solutions are known for their early adoption of a web, API-based, cloud-ready architecture, creating an IT-centric software-focused and hardware-light platform. Scaling from small- and medium-sized businesses (“SMB”) up to enterprise scale for government and commercial markets, Freedom and the entry-level Liberty product line are complementary to our other products. With Freedom, customers can build integrated access control and video management systems under one centrally managed or distributed network, seamlessly integrating physical security devices such as card readers, ID management, Active Directory/LDAP, visitor entry, alarm points, and video applications and analytics. We believe the combination creates one of the most-advanced, IT-centric solutions for physical security, delivering a seamless evolution from traditional physical access models to next-generation, cloud and web-based, and mobile-enabled systems. Our TouchSecure (“TS”) readers, TS Cards, VMS platform, mobile logical access and our Identiv Global Services (“IGS”) services are applicable to nearly all Freedom and Liberty customers.

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

Our information security products include smart card readers, which includes a broad range of contact, contactless, portable and mobile smart card readers, tokens and terminals that are utilized around the world to enable logical access (i.e., PC, network or data access) and security and identification applications, such as national ID, payment, e-Health and e-Government.  Through our acquisition of Thursby Software Systems (“Thursby”) in November of 2018, as well as our internal product development, we provide mobile apps, software and systems to enable secure and convenient logical access across smart cards and derived credentials on Apple iOS and Android mobile devices. Our solutions include:

Mobile Security — Thursby’s software solutions provide strong security for enterprise and personal mobility, supporting bring-your-own-device (“BYOD”) and two-factor authentication (“2FA”) on mobile devices. We enable Department of Defense (“DoD”) issued Common Access Card (“CAC”), federally issued PIV cards, derived credentials, and commercially issued PIV-I cards to access, sign, encrypt, and decrypt information and emails from Apple iOS and Android mobile phones or tablet devices. These capabilities have allowed over a hundred thousand DoD and federal employees, including the U.S. Navy Reserve, via the Ready-2-Serve (“R2S”) mobile application, to use personal and government-furnished mobile devices to access needed information on-the-go. Prior to the acquisition, Thursby had sold more than one million software licenses to a range of customers and industries, including government, healthcare, finance, energy, education, research, Fortune 500, Global 2000, and original equipment manufacturers (“OEMs”).

We have established a leading position as a trusted provider of convenient high-security solutions to government and enterprise customers.   Our products are customizable to specific customer preferences, providing both high security and excellent end-user convenience.  Thursby’s seamless support of both government-grade smart card deployments and derived credentials reflects our philosophy of supporting customers' adoption of technologies at their own pace, optimized for their own use cases.

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

Transponders — Our transponder products span the full range of high frequency (“HF”) and ultra-high frequency (“UHF”) technologies.  Our differentiation is analogous to application-specific integrated circuits (“ASICS”) in the semiconductor market.  We leverage our flexible platform, our deep technical expertise and our infrastructure and supply chain to deliver solutions optimized for our customers’ business goals.  We believe we are more responsive, more flexible, more experienced in business-optimized solutions and have a better track record of sustained delivery of solution-specific, high-quality RFID devices than our competitors.  Our transponders are manufactured in our state-of-the-art facility in Singapore and are used in diverse physical applications, including electronic entertainment such as virtual reality (“VR”), games, loyalty cards, mobile payment systems, transit and event ticketing, brand authenticity from pharmaceuticals to consumer goods, hospital resource management, cold-chain management and many others.

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

For a discussion of our net revenue by segment and geographic location, see Note 14, Segment Reporting, Geographic Information, and Concentration of Credit Risk, in the accompanying notes to our unaudited condensed consolidated financial statements.

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Americas	$14,725	$13,232
Europe and the Middle East	2,930	2,308
Asia-Pacific	1,867	988
Total	$19,522	$16,528

Percentage of net revenue:
Americas	75%	80%
Europe and the Middle East	15%	14%
Asia-Pacific	10%	6%
Total	100%	100%

Net Revenue Trends

Net revenue for the three months ended March 31, 2019 increased 18% compared with the three months ended March 31, 2018. Approximately 48% of our net revenue for the three months ended March 31, 2019 came from our Premises segment. Net revenue from our Premises segment was $9.3 million and $7.5 million for the three months ended March 31, 2019 and 2018, respectively. Net revenue from our Identity segment, which represented approximately 52% of total net revenue, was $10.2 million for the three months ended March 31, 2019 compared to $9.0 million in the prior year period.

Net Revenue in the Americas

Net revenue in the Americas was approximately $14.7 million for the three months ended March 31, 2019, accounting for 75% of total net revenue, and was up 11.3% compared to $13.2 million for the three months ended March 31, 2018.  Net revenue from our Premises solutions for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 59% of our net revenue in the Americas region.

Net revenue in our Premises segment for the three months ended March 31, 2019 increased 28% compared to the prior year period primarily due to sales of Freedom, Liberty, and Enterphone™ MESH products and services following the acquisition of Viscount in January 2019, additional sales of video technology and analytics software products and related support services following the acquisition of 3VR in February 2018, as well as higher sales of physical access control solutions and products, and higher software product sales. Net revenue from our Identity segment decreased 6% for the three months ended March 31, 2019 compared to the prior year period primarily due to sales of mobile security solution products, including a large bulk order of readers to the U.S. Navy Reserve, following the acquisition of Thursby in November 2018, offset by lower smart card reader and access card sales.

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

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $4.8 million for the three months ended March 31, 2019, accounting for 25% of total net revenue, was up 45.5% compared to $3.3 million for the three months ended March 31, 2018 primarily as a result of higher sales in both the Europe and the Middle East region and the Asia-Pacific region. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Premises products decreased 11% for the three months ended March 31, 2019 from the prior year period primarily due to lower sales of physical access control solutions in the Europe and the Middle East region. Net revenue from our Identity products increased 61% for the three months ended March 31, 2019 compared with the same period of the prior year primarily due to higher sales of smart card readers and access cards in both the Europe and the Middle East region and Asia-Pacific regions. Identity readers comprised approximately 87% of net revenue in both the Europe and the Middle East and the Asia-Pacific regions for the first three months ended March 31, 2019.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative expense) increased 12% for the three months ended March 31, 2019 compared with the same period of 2018. Research and development spending increased by 20% for the three months ended March 31, 2019 compared with the same period of 2018 primarily due to an increase in headcount, including the additional headcount and related costs associated with the acquisitions of Thursby in the fourth quarter of 2018 and the assets of Viscount in the first quarter of 2019. Selling and marketing spending for the three months ended March 31, 2019 increased by 15% compared with the same period of 2018, primarily due to additional headcount and related costs, and the amortization of acquired intangibles associated with the acquisitions of Thursby in the fourth quarter of 2018 and the assets of Viscount in the first quarter of 2019. General and administrative spending for the three months ended March 31, 2019 is comparable with the same period in the prior primarily due to additional headcount and related costs, and the amortization of acquired intangibles associated with the acquisitions of Thursby in the fourth quarter of 2018 and the assets of Viscount in the first quarter of 2019.

Results of Operations

The following table includes segment net revenue and segment net profit information by business segment and reconciles gross profit to results of operations before income taxes and noncontrolling interest (in thousands):

	Three Months Ended March 31,
	2019	2018	% Change
Premises:
Net revenue	$9,330	$7,506	24%
Gross profit	4,379	4,155	5%
Gross profit margin	47%	55%
Identity:
Net revenue	10,192	9,022	13%
Gross profit	4,325	2,353	84%
Gross profit margin	42%	26%
Total:
Net revenue	19,522	16,528	18%
Gross profit	8,704	6,508	34%
Gross profit margin	45%	39%
Operating expenses:
Research and development	2,026	1,687	20%
Selling and marketing	4,498	3,903	15%
General and administrative	2,622	2,555	3%
Restructuring and severance	(12)	110	N/A
Total operating expenses:	9,134	8,255	11%
Loss from operations	(430)	(1,747)	(75%)
Non-operating income (expense):
Interest expense, net	(279)	(476)	(41%)
Foreign currency losses, net	(2)	(38)	N/A
Loss before income taxes and noncontrolling interest	$(711)	$(2,261)	(69%)

Net Revenue

Net revenue in the first quarter of 2019 was $19.5 million, up 18% compared with $16.5 million in the first quarter of 2018.  Net revenue was higher driven by higher sales across both segments.

Net revenue in our Premises segment was $9.3 million in the first quarter of 2019, an increase of 24% from $7.5 million in the first quarter of 2018. The increase was primarily due to sales of Freedom, Liberty, and Enterphone™ MESH products and services following the acquisition of the assets of Viscount in January 2019, additional sales of video technology and analytics software products and related support services following the acquisition of 3VR in February 2018, as well as higher sales of physical access control solutions, and higher software sales.

Net revenue in our Identity segment of $10.2 million in the first quarter of 2019 increased 13% from $9.0 million in the first quarter of 2018. The increase was primarily due to sales of mobile security solution products, including a large bulk order of readers to the U.S. Navy Reserve, following the acquisition of Thursby in November 2018, and higher sales of smart card readers, offset by lower sales of access card product sales.

Gross Profit

Gross profit for the first quarter of 2019 was $8.7 million, or 45% of net revenue, compared with $6.5 million or 39% of net revenue in the first quarter of 2018. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

In our Premises segment, gross profit on sales of physical access control solutions, including panels, controllers, and access readers, and sales of video technology and analytics hardware and software products, and related support services, was $4.4 million in the first quarter of 2019 compared with $4.2 million in the first quarter of 2018. Gross profit margins in the Premises segment decreased to 47% in the first quarter of 2019 from 55% in the first quarter of 2018. The decrease was primarily due to adjustments to our inventory reserves as a result of management’s assessment of on-hand inventory levels and current demand forecasts.

In our Identity segment, gross profit on sales of information security readers, smart card reader modules and reader chipsets was $4.3 million in the first quarter of 2019 compared to $2.4 million in the first quarter of 2018. Gross profit margins in the Identity segment in the first quarter of 2019 increased to 42% from 26% in the first quarter of 2018. The increase was primarily due to a large bulk order of readers to the U.S. Navy Reserve in the first quarter of 2019.

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

Operating Expenses

Information about our operating expenses for the three ended March 31, 2019 and 2018 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended March 31,
	2019	2018	% Change
Research and development	$2,026	$1,687	20%
as a % of net revenue	10%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three months ended March 31, 2019 increased compared to the comparable prior year period primarily due to an increase in headcount, including the additional headcount and related costs associated with the acquisitions of Thursby in the fourth quarter of 2018 and the assets of Viscount in the first quarter of 2019.

Selling and Marketing

	Three Months Ended March 31,
	2019	2018	% Change
Selling and marketing	$4,498	$3,903	15%
as a % of net revenue	23%	24%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended March 31, 2019 increased compared to the prior year period primarily due to additional headcount and related costs, and the amortization of acquired intangibles associated with the acquisitions of Thursby in the fourth quarter of 2018 and the assets of Viscount in the first quarter of 2019.

General and Administrative

	Three Months Ended March 31,
	2019	2018	% Change
General and administrative	$2,622	$2,555	3%
as a % of net revenue	13%	15%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expense for the three months ended March 31, 2019 was comparable to the same period of the prior year.

Restructuring and Severance Charges

	Three Months Ended March 31,
	2019	2018	% Change
Restructuring and severance	$(12)	$110	N/A

In the three months ended March 31, 2018, we incurred restructuring and severance expenses of $0.1 million consisting primarily of facility rental related costs associated with the 3VR office facility in San Francisco, California which we acquired on February 14, 2018.

Restructuring and severance expenses incurred in the three months ended March 31, 2019 consist of facility rental costs discussed above, offset by sublease income received from a tenant that sublet the office space in the third quarter of 2018 over the remaining term of the original lease.

See Note 15, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net

	Three Months Ended March 31,
	2019	2018	% Change
Interest expense, net	$(279)	$(476)	(41%)

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability on a long-term payment obligation arising from our acquisition of Hirsch Electronics Corporation. The lower net interest expense in the first quarter of 2019 is primarily attributable to the $5.0 million principal repayment under our previous term loan payable with Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL 8”) in May 2018.

Foreign Currency Losses, Net

	Three Months Ended March 31,
	2019	2018	% Change
Foreign currency losses, net	$(2)	$(38)	N/A

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. dollar, the Indian Rupee, and the Euro. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

	Three Months Ended March 31,
	2019	2018	% Change
Income tax (provision) benefit	$(104)	$(40)	N/A
Effective tax rate	(15%)	(2%)

As of March 31, 2019, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three months ended March 31, 2019. The effective tax rates for the three months ended March 31, 2019 and 2018 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of March 31, 2019, our working capital, which we define as current assets less current liabilities, was $9.3 million, a decrease of $3.4 million compared to $12.7 million as of December 31, 2018. As of March 30, 2019, our cash balance was $8.9 million.

On February 8, 2017, we entered into Loan and Security Agreements (each, a “Loan and Security Agreement”) with East West Bank (“EWB”) and VLL7 and VLL8. The Loan and Security Agreement with EWB provided for a $10.0 million revolving loan facility, and the Loan and Security Agreement with VLL7 and VLL8 provided for a term loan in an aggregate principal amount of $10.0 million. In connection with the closing of both Loan and Security Agreements, we repaid all outstanding amounts under our credit agreement with our previous lender. See Note 9, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information.

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

On December 20, 2017, we entered into a Securities Purchase Agreement with each of 21 April Fund, Ltd. and 21 April Fund, LP (collectively, the “Purchasers”), in which we, through a private placement, agreed to issue and sell an aggregate of up to 5,000,000 shares of Series B non-voting convertible preferred stock. The Purchasers purchased an aggregate of 3,000,000 preferred shares at a price of $4.00 per share in cash at the initial closing of the transaction. On May 30, 2018, we completed the second closing of the private placement of 2,000,000 preferred shares at a price of $4.00 per share. The total purchase price paid to us was $20,000,000, of which $12,000,000 was paid at the initial closing and $8,000,000 at the second closing. We are required to use the proceeds from the issuance of the preferred shares to pay off existing debt obligations and to fund future acquisitions of technology, business and other assets. See Note 11, Stockholders’ Equity, in the accompanying notes to our condensed consolidated financial statements for more information.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2019, the amount of cash included at such subsidiaries was $1.1 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of March 31, 2019, we had a total accumulated deficit of $405.2 million. During the three months ended March 31, 2019, we incurred a consolidated net loss of $0.8 million.

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

The following summarizes our cash flows for the three months ended March 31, 2019 and 2018 (in thousands):

	March 31,
	2019	2018
Net cash provided by operating activities	$1,489	$465
Net cash used in investing activities	(1,352)	(1,451)
Net cash used financing activities	(1,953)	(1,515)
Effect of exchange rates on cash	(120)	134
Net (decrease) increase in cash	(1,936)	(2,367)
Cash, beginning of period	10,866	19,052
Cash, end of period	$8,930	$16,685

Cash flows from operating activities

Cash provided by operating activities for the three months ended March 31, 2019 was primarily due to the net loss of $0.8 million, offset by an increase in cash from net changes in operating assets and liabilities of $0.7 million, and adjustments for certain non-cash items of $1.6 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, and stock-based compensation. Cash provided by operating activities for the three months ended March 31, 2018 was primarily due to the net loss of $2.3 million, partially offset by an increase in cash from net changes in operating assets and liabilities of $1.2 million and adjustments for certain non-cash items of $1.5 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2019 was $1.4 million, of which $1.3 million related to the acquisition of the assets of Viscount, and less than $0.1 million related to capital expenditures. Cash used in investing activities for the three months ended March 31, 2018 was $1.5 million and related to the acquisition of 3VR of $1.4 million, net of cash acquired and $0.1 million related to capital expenditures.

Cash flows from financing activities

Cash used in financing activities during the three months ended March 31, 2019 related primarily to borrowings under our revolving loan facility of $1.6 million, offset by repayments under our revolving loan facility of $1.4 million, repayment of notes payable of $2.0 million associated with the acquisition of 3VR in the first quarter of 2018, and taxes paid related to net share settlement of restricted stock units of $0.2 million. Cash used in financing activities during the three months ended March 31, 2018 related to borrowings under our revolving loan facility of $9.6 million, offset by repayments under our revolving loan facility of $11.0 million and taxes paid related to net share settlement of restricted stock units of $0.2 million.

Contractual Obligations

Significant commitments that will require the use of cash in future periods include obligations under operating leases, our contractual payment obligation assumed upon our acquisition of Hirsch, debt obligations, purchase commitments and other obligations. Gross committed operating lease obligations are $7.3 million, our contractual payment obligation assumed upon our acquisition of Hirsch is $2.7 million, the revolving loan facility and interest related obligation is $11.9 million, and purchase commitments and other obligations are $14.0 million at March 31, 2019. Total commitments due within one year are $28.0 million and due thereafter are $7.8 million at March 31, 2019. These commitment levels are based on existing terms of our operating leases, obligation with suppliers, our contractual payment obligation and our existing loan agreement as of March 31, 2019.

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

As a result of adopting ASC 842 as of January 1, 2019, there has been a material change in our critical accounting policies during the three months ended March 31, 2019, as described in Note 1, Significant Accounting Policies and Recent Accounting Pronouncements, and Note 16, Leases, to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q. With the exception of this change, during the three months ended March 31, 2019, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the accompanying notes to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report for a description of recent accounting pronouncements, which is incorporated herein by reference.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Defendants filed motions to dismiss the second amended complaint in the Oswald action under Rule 12(b)(6) on January 16, 2018.  After further briefing and argument, on April 13, 2018, the court entered an order granting defendants’ motions to dismiss.  On April 19, 2018, plaintiff Oswald filed a motion for leave to file a third amended complaint.  On that same date, plaintiff Chopra, a plaintiff in a related and stayed derivative action in state court, filed a motion to intervene in the Oswald action.  After further briefing and argument, on July 16, 2018, the court entered an order granting the Chopra motion to intervene and denying the Oswald motion for leave to file a third amended complaint.  After the filing of an unopposed administrative motion for entry of judgment by defendants, on October 1, 2018, the court entered an order granting administrative motion for entry of final judgment and entered final judgment in favor of all named defendants and against plaintiffs Oswald and Chopra.  On October 23, 2018, plaintiff Oswald filed a notice of appeal with the Ninth Circuit. Responsive appellate briefs are due June 3, 2019. In the interim, the state court Chopra and Wollnik actions have remained stayed with periodic status conferences.  The next status conferences have been scheduled in the Chopra and Wollnik cases on November 5, 2019. We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

From time to time, we could become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I - Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. There have been no material changes from the risk factors disclosed in our 2018 Annual Report on Form 10-K. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2019 and 2018, we repurchased 42,880 shares and 42,447 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Item 6. Exhibits

Exhibit Number	Description

10.1^	Eleventh Amendment to Loan and Security Agreement dated March 28, 2019 between the Company, Thursby Software Systems, LLC and East West Bank.

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

IDENTIV, INC.

May 10, 2019	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

May 10, 2019	By:	/S/ Sandra Wallach
Sandra Wallach
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)