Form 10-Q
period 2019-06-30
Identiv, Inc.
filed 2019-08-14
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 2, 2019, the registrant had 16,794,567 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$11,117	$10,866
Accounts receivable, net of allowances of $270 and $387 as of June 30, 2019 and December 31, 2018, respectively	17,560	14,952
Inventories	13,588	13,631
Prepaid expenses and other current assets	2,931	2,743
Total current assets	45,196	42,192
Property and equipment, net	2,425	2,624
Operating lease right-of-use assets	5,525	—
Intangible assets, net	11,378	10,980
Goodwill	10,138	9,286
Other assets	1,188	1,224
Total assets	$75,850	$66,306
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$8,211	$5,654
Current portion - payment obligation	1,122	1,025
Current portion - financial liabilities, net of discount and debt issuance costs of $60 and $25 as of June 30, 2019 and December 31, 2018, respectively	13,222	11,554
Operating lease liabilities	1,880	—
Notes payable	—	2,000
Deferred revenue	3,052	2,174
Accrued compensation and related benefits	1,866	1,794
Other accrued expenses and liabilities	4,696	5,277
Total current liabilities	34,049	29,478
Long-term payment obligation	1,216	1,860
Long-term operating lease liabilities	3,827	—
Long-term deferred revenue	660	636
Other long-term liabilities	558	632
Total liabilities	40,310	32,606
Commitments and contingencies (see Note 17)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Series B preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 issued and outstanding as of June 30, 2019 and December 31, 2018	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 17,931 and 17,004 shares issued and 16,786 and 15,967 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	18	17
Additional paid-in capital	446,819	444,145
Treasury stock, 1,145 and 1,047 shares as of June 30, 2019 and December 31, 2018, respectively	(8,656)	(8,153)
Accumulated deficit	(404,752)	(404,353)
Accumulated other comprehensive income	2,276	2,209
Total Identiv, Inc. stockholders' equity	35,710	33,870
Noncontrolling interest	(170)	(170)
Total stockholders´ equity	35,540	33,700
Total liabilities and stockholders' equity	$75,850	$66,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net revenue	$22,237	$20,294	$41,759	$36,822
Cost of revenue	12,354	12,141	23,172	22,161
Gross profit	9,883	8,153	18,587	14,661
Operating expenses:
Research and development	2,078	1,837	4,104	3,524
Selling and marketing	4,721	4,358	9,219	8,261
General and administrative	2,279	2,756	4,901	5,311
Restructuring and severance	(2)	258	(14)	368
Total operating expenses	9,076	9,209	18,210	17,464
Income (loss) from operations	807	(1,056)	377	(2,803)
Non-operating income (expense):
Interest expense, net	(241)	(472)	(520)	(948)
Loss on extinguishment of debt, net	—	(1,369)	—	(1,369)
Foreign currency (losses) gains, net	(70)	192	(72)	154
Income (loss) before income taxes and noncontrolling interest	496	(2,705)	(215)	(4,966)
Income tax provision	(80)	(40)	(184)	(80)
Net income (loss)	416	(2,745)	(399)	(5,046)
Less: Loss attributable to noncontrolling interest	—	—	—	(5)
Net income (loss) attributable to Identiv, Inc.	$416	$(2,745)	$(399)	$(5,051)

Net income (loss) per common share:
Basic	$0.01	$(0.18)	$(0.05)	$(0.33)
Diluted	$0.01	$(0.18)	$(0.05)	$(0.33)
Weighted average shares used in computing net income (loss) per common share:
Basic	16,953	15,584	16,896	15,349
Diluted	17,795	15,584	16,896	15,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$416	$(2,745)	$(399)	$(5,046)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	196	(412)	67	(300)
Total other comprehensive income (loss), net of income taxes	196	(412)	67	(300)
Comprehensive income (loss)	612	(3,157)	(332)	(5,346)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(8)
Comprehensive income (loss) attributable to Identiv, Inc.	$612	$(3,157)	$(332)	$(5,354)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2018	5,000	$5	15,967	$17	$444,145	$(8,153)	$(404,353)	$2,209	$(170)	$33,700
Net loss	—	—	—	—	—	—	(815)	—	—	(815)
Unrealized income (loss) from foreign currency translation adjustments	—	—	—	—	—	—	—	(129)	—	(129)
Issuance of common stock in connection with acquisition of business	—	—	419	1	1,634	—	—	—	—	1,635
Issuance of common stock in connection with vesting of stock awards	—	—	126	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	687	—	—	—	—	687
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(43)	—	—	(228)	—	—	—	(228)
Issuance of common stock in connection with warrant exercise	—	—	10	—	—	—	—	—	—	—
Balances, March 31, 2019	5,000	$5	16,479	$18	$446,466	$(8,381)	$(405,168)	$2,080	$(170)	$34,850
Net income	—	—	—	—	—	—	416	—		416
Unrealized income (loss) from foreign currency translation adjustments	—	—	—	—	—	—	—	196		196
Issuance of common stock in connection with vesting of stock awards	—	—	456	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	693	—	—	—	—	693
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(56)	—	—	(275)	—	—	—	(275)
Cancellation of holdback shares in connection with acquisition	—	—	(93)	—	(340)	—	—	—	—	(340)
Balances, June 30, 2019	5,000	$5	16,786	$18	$446,819	$(8,656)	$(404,752)	$2,276	$(170)	$35,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2017	3,000	$3	14,436	$15	$428,470	$(7,485)	$(399,647)	$2,675	$(178)	$23,853
Net loss	—	—	—	—	—	—	(2,306)	—	5	(2,301)
Unrealized income (loss) from foreign currency translation adjustments	—	—	—	—	—	—	—	109	3	112
Impact of adoption of Topic 606	—	—	—	—	—	—	2	—	—	2
Issuance of common stock in connection with acquisition of business	—	—	610	1	2,293	—	—	—	—	2,294
Issuance of common stock in connection with vesting of stock awards	—	—	139	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	635	—	—	—	—	635
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(42)	—	—	(162)	—	—	—	(162)
Issuance costs associated with issuance of Series B preferred stock	—	—	—	—	(20)	—	—	—	—	(20)
Issuance of shares to non-employees	—	—	—	—	5	—	—	—	—	5
Balances, March 31, 2018	3,000	$3	15,143	$16	$431,383	$(7,647)	$(401,951)	$2,784	$(170)	$24,418
Net loss	—	—	—	—	—	—	(2,745)	—		(2,745)
Unrealized income (loss) from foreign currency translation adjustments	—	—	—	—	—	—	—	(412)		(412)
Issuance of Series B preferred stock, net of issuance costs	2,000	2	—	—	7,913	—	—	—	—	7,915
Issuance of common stock in connection with acquisition of business	—	—	113	—	341	—	—	—	—	341
Issuance of common stock in connection with vesting of stock awards	—	—	110	—	—	—	—	—	—	—
Stock-based compensation	—	—		—	649	—	—	—	—	649
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(30)	—		(116)	—	—	—	(116)
Issuance of shares to non-employees	—	—	3	—	3	—	—	—	—	3
Balances, June 30, 2018	5,000	$5	15,339	$16	$440,289	$(7,763)	$(404,696)	$2,372	$(170)	$30,053

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(399)	$(5,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,750	1,561
Loss on extinguishment of debt, net	—	1,369
Accretion of interest on long-term payment obligation	82	124
Stock-based compensation expense	1,380	1,284
Amortization of debt issuance costs	33	223
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,930)	323
Inventories	298	(1,361)
Prepaid expenses and other assets	(123)	(260)
Accounts payable	2,177	(272)
Payment obligation liability	(629)	(610)
Deferred revenue	868	(115)
Accrued expenses and other liabilities	(1,084)	202
Net cash provided by (used in) operating activities	2,423	(2,578)
Cash flows from investing activities:
Capital expenditures	(105)	(217)
Acquisition of business, net of cash acquired	(1,287)	(1,384)
Net cash used in investing activities	(1,392)	(1,601)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	3,073	12,339
Repayments of debt	(1,371)	(16,612)
Repayments of notes payable	(2,000)	—
Taxes paid related to net share settlement of restricted stock units	(503)	(278)
Proceeds from issuance of Series B preferred stock, net of issuance costs	—	7,895
Net cash (used in) provided by financing activities	(801)	3,344
Effect of exchange rates on cash	21	(295)
Net increase (decrease) in cash	251	(1,130)
Cash at beginning of period	10,866	19,052
Cash at end of period	$11,117	$17,922
Supplemental Disclosures of Cash Flow Information:
Interest paid	$476	$1,320
Taxes paid, net	$110	$91
Non-cash investing and financing activities:
Common stock issued for acquisition of business, net	$1,635	$2,635
Promissory notes issued in acquisition of business	$—	$2,000
Cancelation of holdback shares in connection with acquisition	$340	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company adopted the new standard in the first quarter of 2019, effective January 1, 2019, using the modified retrospective method, under which the new standard was applied prospectively rather than restating the prior periods presented. The Company elected the practical expedients under the transition guidance, which include the use of hindsight in determining the lease term and the practical expedient package to not reassess whether any expired or existing contracts are or contain leases, to not reassess the classification of any expired or existing leases, and to not reassess initial direct costs for any existing leases. In addition, the Company elected the practical expedient to recognize lease and non-lease components as a single lease component. The Company has elected not to record on the balance sheet leases with an initial term of twelve months or less. Upon adoption, the Company recognized both operating lease ROU assets and corresponding operating lease liabilities of approximately $5.8 million and $5.9 million, respectively, on its condensed consolidated balance sheet. There was no impact on the condensed consolidated statements of operations or the condensed consolidated statements of cash flows.

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

Software License Revenues — The Company’s license arrangements grant customers the perpetual right to access and use the licensed software products at the outset of an arrangement. Technical support and software updates are generally made available throughout the term of the support agreement, which is generally one to three years. The Company accounts for these arrangements as two performance obligations: (1) the software licenses, and (2) the related updates and technical support. The software license revenue is recognized upon delivery of the license to the customer, while the software updates and technical support revenue is recognized over the term of the support contract. Payments are generally due 30 to 60 days after delivery of the software licenses.

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

Software Maintenance and Support Revenues — Support and maintenance contract revenues consist of the services provided to support the specialized programming applications performed by the Company’s professional services group. Support and maintenance contracts are typically billed at inception of the contract and recognized as revenue over the contract period, typically over a one to three year period.

Extended Hardware Warranties Revenues — Sales of the Company’s hardware products may also include optional extended hardware warranties, which typically provide assurance that the product will continue function as initially intended. Extended hardware warranty contracts are typically billed at inception of the contract and recognized as revenue over the respective contract period, typically over one to two year periods after the expiration of the original assurance warranty.

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

Total net revenue based on the disaggregation criteria described above are as follows (in thousands):

	Three Months Ended June 30,
	2019			2018
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$14,760	$1,185	$15,945	$14,732	$1,173	$15,905
Europe and the Middle East	3,332	91	3,423	2,510	13	2,523
Asia-Pacific	2,869	—	2,869	1,866	—	1,866
Total	$20,961	$1,276	$22,237	$19,108	$1,186	$20,294

	Six Months Ended June 30,
	2019			2018
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$28,284	$2,386	$30,670	$27,220	$1,917	$29,137
Europe and the Middle East	6,197	156	6,353	4,804	27	4,831
Asia-Pacific	4,736	—	4,736	2,854	—	2,854
Total	$39,217	$2,542	$41,759	$34,878	$1,944	$36,822

Information about Contract Balances

Amounts invoiced in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company’s deferred revenue balance is related to software maintenance contracts. Payment terms and conditions vary by contract type, although payment is typically due within 30 to 90 days of contract inception. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts generally do not include a significant financing component.

Changes in deferred revenue during the six months ended June 30, 2019 were as follows (in thousands):

Amount
Deferred revenue at December 31, 2018	$2,810
Fair value of deferred revenue acquired in acquisition, net of recognition	11
Deferral of revenue billed in current period, net of recognition	2,297
Recognition of revenue deferred in prior periods	(1,406)
Balance as of June 30, 2019	$3,712

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately  $1.4 million as of June 30, 2019. Since the Company typically invoices customers at contract inception, this amount is included in its deferred revenue balance. As of June 30, 2019, the Company expects to recognize approximately 59% of the revenue related to these unsatisfied performance obligations during the remainder of 2019, 30% during 2020, and 11% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e. commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the six months ended June 30, 2019, total capitalized costs to obtain contracts were immaterial.

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

Under the terms of the Merger Agreement, at the closing of the Acquisition, the Company acquired all of the outstanding shares of 3VR for total purchase consideration of $5.9 million, consisting of:

(i)	payment in cash of approximately $1.6 million;
(ii)	issuance of subordinated unsecured promissory notes in an aggregate principal amount of $2.0 million;
(iii)	issuance of 609,830 shares of the Company’s common stock with a value of approximately $2.3 million.

An aggregate of up to $1.0 million, or 294,927 shares, of the Company’s common stock issuable at the closing of the transaction were held back for a period of up to 12 months following the closing for the satisfaction of certain indemnification claims. On May 9, 2018, the Company and the Security Holder Representative reached agreement as to the satisfaction of certain of the indemnification claims asserted by the Company at the closing of the Acquisition. As a result, the purchase consideration, and the amount of goodwill recorded, were reduced by $660,000. Of the 294,927 shares that were held back at closing, 181,319 shares were canceled. On January 25, 2019, the Company filed an additional claim with the security holder representative for an amount exceeding the remaining amount of the holdback shares of approximately $0.3 million, or 93,406 shares. On April 15, 2019, the Company and the Security Holder Representative reached agreement as to the satisfaction of the remaining indemnification claims asserted by the Company at the closing of the Acquisition. As a result, the purchase consideration, and the amount of goodwill recorded, was reduced by the remaining $340,000 and the remaining 93,406 holdback shares were canceled.

Additionally, in the event 3VR achieved $24.1 million in product shipments in 2018, the Company would have been obligated to issue earn-out consideration of $3.5 million payable in shares of the Company’s common stock (subject to certain conditions) with a potential maximum earn-out value of $7.0 million in the event that such shipments exceeded $48.2 million.  Further, in calendar year 2019, the Company would have been obligated to pay, in cash, and subject to certain conditions, contingent consideration equal to the lesser of (a) 35% of the gross margin of certain products sold and services rendered by 3VR in 2018 pursuant to a supply arrangement and (b) $25.0 million, each subject to adjustments. Such earn-out targets were not achieved.

On February 14, 2019, the Company repaid the noteholders an aggregate principal amount, including accrued interest, of $2.1 million.

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. The following table summarizes the fair values of assets acquired and liabilities assumed, adjusted for the settlement of the indemnification claims noted above, (in thousands):

Cash	$195
Accounts receivable	2,029
Inventory	257
Prepaid expenses and other current assets	169
Property and equipment	334
Trademarks	400
Customer relationships	2,900
Developed technology	3,000
Total identifiable assets acquired	9,284
Accounts payable	(1,590)
Accrued expenses and liabilities	(726)
Deferred revenue	(2,928)
Debt	(3,622)
Total liabilities assumed	(8,866)
Net identifiable assets acquired	418
Goodwill	5,456
Purchase price	$5,874

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
	$6,300

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of 3VR resulted in $5.5 million of goodwill which is not deductible for tax purposes. With the addition of the 3VR video security and analytics platform, the Company believes this goodwill largely reflects the expansion of its Hirsch product and service offerings through the complementary offerings of 3VR. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill will not be amortized but will be tested for impairment at least annually in the fourth quarter. See Note 6, Goodwill and Intangible Assets.

Pursuant to ASC 805, Business Combinations (“ASC 805”), the Company incurred and expensed approximately $20,000 and $548,000 in acquisition and transactional costs associated with the acquisition of 3VR during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, which were primarily general and administrative expenses.

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

Additionally, in the event that revenue from Thursby products is greater than $8.0 million, $11.0 million, or $15.0 million in product shipments in 2019, the Company will be obligated to issue earn-out consideration of up to a maximum of $7.5 million payable in shares of the Company’s common stock, subject to certain conditions.  In the event that such revenue is less than $15.0 million in 2019, but 2020 revenue from Thursby products exceeds $15.0 million, the Company will be obligated to issue an additional $2.5 million in earn-out consideration payable in shares of the Company’s common stock. The maximum total earn-out consideration payable for all periods is $7.5 million in the aggregate, payable in shares of the Company’s common stock. Management has assessed the probability of the issuance of shares related to the earn-out consideration, and the payment of the contingent consideration noted above, and determined it as remote. Accordingly, no value was ascribed to the earn-out consideration as of June 30, 2019.

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

Pursuant to ASC 805, the Company incurred and expensed approximately $27,000 and $208,000 in acquisition and transactional costs associated with the acquisition of Thursby during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, which were primarily general and administrative expenses.

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

Additionally, in the event that revenue from the assets purchased under the agreement in 2019 is greater than certain specified revenue targets, the Company will be obligated to issue earn-out consideration of up to a maximum of $3.5 million payable in shares of the Company’s common stock (subject to certain conditions).  In the event that such revenue targets are not met in 2019, but 2020 revenue from the assets purchased exceeds certain higher targets for 2020, then the Company will be obligated to issue up to a maximum of $2.25 million in earn-out consideration in the form of stock. The maximum total earn-out consideration payable for all periods is $3.5 million in the aggregate, payable in the Company’s common stock. Management has assessed the probability of the issuance of shares related to the earn-out consideration and determined its fair value of $0.2 million as of June 30, 2019.

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
	$1,670

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of the assets of Viscount resulted in $1.2 million of goodwill. With the addition of Viscount’s products and services, the Company believes this goodwill largely reflects the expansion of its Premises offerings with advanced, complementary solutions for the commercial and small- and medium-sized business markets, leveraging Freedom’s IT-centric software, defined architecture, and hardware-light platform. In accordance with ASC 350, goodwill will not be amortized but is tested for impairment at least annually in the fourth quarter. See Note 6, Goodwill and Intangible Assets.

Pursuant to ASC 805, the Company incurred and expensed approximately $27,000 and $227,000 in acquisition and transactional costs associated with the acquisition of the assets of Viscount during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively, which were primarily general and administrative expenses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2019 and December 31, 2018, there were no assets that are measured and recognized at fair value on a recurring basis. There were nominal cash equivalents as of June 30, 2019 and December 31, 2018.

The Company’s only liabilities measured at fair value on a recurring basis are the contingent consideration associated with the acquisitions of 3VR, Thursby and Viscount. The fair value of the earn-out consideration is based on achieving certain revenue and profit targets as defined under the respective acquisition agreements. The valuation of the earn-out consideration is classified as a Level 3 measurement as it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the earn-out consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the earn-out consideration at each reporting period. As of June 30, 2019, the fair value attributed to earn-out consideration related to the assets purchased from Viscount was $0.2 million. No fair value was assigned to the earn-out consideration in the 3VR and Thursby acquisitions.

Changes in the fair value of liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

Viscount Earn-out Consideration
Balance at December 31, 2018	$—
Acquisition of Viscount	200
Remeasurement of obligation	—
Balance at June 30, 2019	$200

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets, including intangible assets and privately-held investments, are measured at fair value on a nonrecurring basis if impairment is indicated. Purchased intangible assets are measured at fair value primarily using discounted cash flow projections. For additional discussion of measurement criteria used in evaluating potential impairment involving goodwill and intangible assets, refer to Note 6, Goodwill and Intangible Assets.

Privately-held investments, which are normally carried at cost, are measured at fair value due to events and circumstances that the Company identified as significantly impacting the fair value of the investments. The Company estimates the fair value of its privately-held investments using an analysis of the financial condition and near-term prospects of the investee, including recent financing activities and the investee's capital structure.

As of June 30, 2019 and December 31, 2018, the Company had $0.3 million of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the carrying amount of goodwill resulting from the acquisitions of 3VR, Thursby, and Viscount (in thousands):

	Premises	Identity	Total
Balance at December 31, 2018	$5,796	$3,490	$9,286
Acquisition of business	1,173	—	1,173
Cancellation of holdback shares in connection with acquisition	(340)	—	(340)
Currency translation adjustment	19	—	19
Balance at June 30, 2019	$6,648	$3,490	$10,138

In accordance with ASC 350, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In testing for goodwill impairment, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. During the six months ended June 30, 2019, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount at December 31, 2018	$600	$8,300	$15,039	$23,939
Accumulated amortization	(77)	(3,978)	(8,904)	(12,959)
Intangible assets, net at December 31, 2018	$523	$4,322	$6,135	$10,980

Gross carrying amount at June 30, 2019	$762	$9,106	$15,754	$25,622
Accumulated amortization	(152)	(4,426)	(9,666)	(14,244)
Intangible assets, net at June 30, 2019	$610	$4,680	$6,088	$11,378

Each period, the Company evaluates the estimated remaining useful lives of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the six months ended June 30, 2019.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$224	$187	$445	$336
Selling and marketing	419	345	838	643
Total	$643	$532	$1,283	$979

The estimated annual future amortization expense for purchased intangible assets with definite lives as of June 30, 2019 was as follows (in thousands):

2019 (remaining six months)	$1,285
2020	2,569
2021	1,114
2022	1,114
2023	1,038
Thereafter	4,258
Total	$11,378

7. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	June 30,	December 31,
	2019	2018
Raw materials	$4,892	$4,598
Work-in-progress	171	77
Finished goods	8,525	8,956
Total	$13,588	$13,631

Property and equipment, net consists of (in thousands):

	June 30,	December 31,
	2019	2018
Building and leasehold improvements	$1,271	$1,250
Furniture, fixtures and office equipment	1,925	1,806
Plant and machinery	9,603	9,484
Purchased software	2,183	2,167
Total	14,982	14,707
Accumulated depreciation	(12,557)	(12,083)
Property and equipment, net	$2,425	$2,624

The Company recorded depreciation expense of $0.3 million during each of the three months ended June 30, 2019 and 2018, and $0.5 million and $0.6 million during the six months ended June 30, 2019 and 2018, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	June 30,	December 31,
	2019	2018
Accrued professional fees	$1,567	$1,504
Customer deposits	199	1,517
Accrued warranties	505	316
Other accrued expenses	2,425	1,940
Total	$4,696	$5,277

8. Long-Term Payment Obligation

Hirsch Electronics Corporation (“Hirsch”) Acquisition – Secure Keyboards and Secure Networks. Prior to the 2009 acquisition of Hirsch by the Company, effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). At the time, Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s then President Lawrence Midland, who resigned as President of the Company effective July 31, 2014. Immediately following the acquisition, Mr. Midland owned 30% of Secure Keyboards and 9% of Secure Networks. Secure Networks was dissolved in 2012 and Mr. Midland owned 24.5% of Secure Keyboards upon his resignation effective July 31, 2014.

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

The Company included approximately $38,000 and $82,000 of interest expense during the three and six months ended June 30, 2019, respectively, and approximately $64,000 and $124,000 during the three and six months ended June 30, 2018, respectively, in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of June 30, 2019 was as follows (in thousands):

2019 (remaining six months)	$638
2020	1,408
2021	363
Present value discount factor	(71)
Total	2,338
Less: Current portion - payment obligation	(1,122)
Long-term payment obligation	$1,216

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	June 30,	December 31,
	2019	2018
Revolving loan facility	$13,282	$11,579
Notes payable	—	2,000
Total before discount and debt issuance costs	13,282	13,579
Less: Notes payable	—	(2,000)
Less: Current portion of financial liabilities	(13,222)	(11,554)
Less: Current portion of unamortized discount and debt issuance costs	(60)	(25)
Long-term financial liabilities	$—	$—

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

As of June 30, 2019, the Company was in compliance with all financial covenants under the Revolving Loan Facility.

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

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share, and 5,000,000 of which have been designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of June 30, 2019 and December 31, 2018. During 2017, the Company’s board of directors (the “Board”) authorized the issuance of up to 5,000,000 shares of the Series B Preferred Stock, 5,000,000 of which were outstanding as of June 30, 2019 and December 31, 2018.

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

Series B Preferred Stock and Private Placement

On December 20, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of 21 April Fund, Ltd. and 21 April Fund, LP (collectively, the “Purchasers”), pursuant to which the Company, in a private placement, agreed to issue and sell to the Purchasers an aggregate of up to 5,000,000 shares of the Series B Preferred Stock,  (collectively referred to as the “Shares”). The Purchasers agreed to purchase an aggregate of 3,000,000 Shares (“Tranche 1”) at a price of $4.00 per share in cash at the initial closing of the transaction, and at the sole option of the Company, an additional 2,000,000 Shares at a price of $4.00 per share in cash at a second closing, if any (the “Private Placement”). The total purchase price payable to the Company was $20,000,000, of which $12,000,000 was paid at the initial closing. On May 30, 2018, the Company issued 2,000,000 Shares (“Tranche 2”), at a price of $4.00 per share in the second closing of the Private Placement. Gross proceeds to the Company from the second closing were approximately $8.0 million, before deducting fees and certain expenses payable by the Company. The proceeds from the issuance of the Shares are required to be used to pay off existing debt obligations of the Company and to fund future acquisitions of technology, business and other assets by the Company.

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

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B Preferred Stock as of June 30, 2019 would be convertible into 5,337,500 shares of the Company’s common stock.  However, the conversion rate will be subject to adjustment in the event of certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share.  As of June 30, 2019, none of the contingent conditions to adjust the total common shares to convert the Shares had been met.

Each Share is entitled to a cumulative annual dividend of 5% for the first six (6) years following the issuance of such Share and 3% for each year thereafter, with the Company retaining the option to settle each year’s dividend after the tenth (10th) year in cash. The dividends accrue and are payable in kind upon such time as the Shares convert into the Company’s common stock. In general, the Shares are not entitled to vote except in certain limited cases, including in change of control transactions where the price per share distributable to the Company’s stockholders is expected to be less than $4.00 per share. The Certificate of Designation with respect to the Series B Preferred Stock further provides that in the event of, among other things, any change of control, liquidation or dissolution of the Company, the holders of the Series B Preferred Stock will be entitled to receive, on a pari passu basis with the holders of the common stock, the same amount and form of consideration that the holders of the Company’s common stock receive (on an as-if-converted-to-common-stock basis and without regard to the Ownership Limitation).

Series B Preferred Stock Dividend Accretion

The following table summarizes Series B Preferred Stock and the accretion of dividends activity for the six months ended June 30, 2019 (in thousands):

	Tranche 1	Tranche 2	Total
Series B Preferred Stock
Balance at December 31, 2018	$12,600	$8,233	$20,833
Cumulative dividends on Series B preferred stock	315	202	517
Balance at June 30, 2019	$12,915	$8,435	$21,350

Number of Common Shares Issuable Upon Conversion
Balance at December 31, 2018	3,150	2,058	5,208
Cumulative dividends on Series B preferred stock	79	51	130
Balance at June 30, 2019	3,229	2,109	5,338

Common Stock Warrants

On August 13, 2014, in connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “2014 Consultant Warrant”). One fourth of the shares under the warrant are exercisable for cash three months from the date the 2014 Consultant Warrant was issued and quarterly thereafter. The 2014 Consultant Warrant expires on August 13, 2019. In the event of an acquisition of the Company, the 2014 Consultant Warrant shall terminate and no longer be exercisable as of the closing of the acquisition. As of June 30, 2019, the 2014 Consultant Warrant had not been exercised.

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

In connection with securing of the new credit facilities and cancelling of all the warrants previously issued to the previous lender, the Company issued a warrant to a consultant to purchase 60,000 shares of its common stock at an exercise price of $4.60 per share (the “2017 Consultant Warrant”).  The Company calculated the fair value of the 2017 Consultant Warrant using the Black Scholes pricing model using the following assumptions: estimated volatility of 78.8%, risk-free interest rate of 1.22%, no dividend yield, and an expected life of two years. The fair value of the 2017 Consultant Warrant of $119,000 was classified as equity as the settlement of the warrant would be in shares and within the control of the Company. The 2017 Consultant Warrant was immediately exercisable for cash or by net exercise and had an expiration date of February 8, 2019. On January 30, 2019, the Company issued 10,449 shares of its common stock upon the cashless net exercise of the entire 2017 Consultant Warrant.

Below is the summary of outstanding warrants issued by the Company as of June 30, 2019:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
2014 Consultant Warrant	85,000	$10.70	August 13, 2014	August 13, 2019
East West Bank Warrant	40,000	3.64	February 8, 2017	February 8, 2022
VLL7 and VLL8 Warrants	580,000	2.00	February 8, 2017	February 8, 2022
Total	705,000

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2019 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), and issuance of RSUs vested but not released	2,022,331
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	526,159
Noncontrolling interest in Bluehill ID AG	10,355
Warrants to purchase common stock	705,000
Shares of common stock issuable upon conversion of Series B preferred stock	7,541,449
Total	11,099,182

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

Stock Option Plans

A summary of activity for the Company’s stock option plans for the six months ended June 30, 2019 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2018	621,602	$5.87	6.32	$—
Granted	—	—
Cancelled or Expired	(46,000)	8.52
Exercised	—	—
Balance at June 30, 2019	575,602	$5.66	6.32	$337,790
Vested or expected to vest at June 30, 2019	575,387	$5.66	6.32	$337,627
Exercisable at June 30, 2019	547,823	$5.72	6.28	$316,678

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock and the option exercise price of in-the-money options multiplied by the number of such options.

The following table summarizes information about options outstanding as of June 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	468,810	6.78	$4.46	441,031	$4.46
$7.50 - $11.30	85,198	4.64	9.74	85,198	9.74
$12.00 - $19.70	17,244	3.01	13.60	17,244	13.60
$21.70 - $24.20	4,350	2.18	23.27	4,350	23.27
$4.36 - $24.20	575,602			547,823

At June 30, 2019, there was $0.06 million of unrecognized stock-based compensation expense, net of estimated forfeitures related to unvested options, that is expected to be recognized over a weighted-average period of 0.19 years.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2019:

	Number of RSUs	Weighted Average Fair Value
Unvested at December 31, 2018	1,367,630	$3.81
Granted	289,500	5.21
Vested	(354,669)	3.53
Forfeited	(27,582)	3.98
Unvested at June 30, 2019	1,274,879	$4.19
Shares vested but not released	171,850	$5.38

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock on the date of grant. As of June 30, 2019, there was $4.4 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.8 years.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$34	$22	$63	$41
Research and development	113	136	227	271
Selling and marketing	205	189	385	348
General and administrative	341	301	705	624
Total	$693	$648	$1,380	$1,284

Restricted Stock Unit Net Share Settlements

During the six months ended June 30, 2019 and 2018, the Company repurchased 98,939 and 71,635 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

13. Net Income (Loss) per Common Share Attributable to Identiv Stockholders’ Equity

Basic net income (loss) per share is computed by dividing net income (loss) during the period by the weighted average number of common shares outstanding during that period.  Diluted net income (loss) per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock or the if-converted method of accounting. The calculations for basic and diluted net income (loss) per share for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic EPS:
Numerator:
Net income (loss) attributable to Identiv, Inc.	$416	$(2,745)	$(399)	$(5,051)
Less: accretion of Series B preferred stock dividends	(259)	—	(517)	—
Net income (loss) available to common stockholders	$157	$(2,745)	$(916)	$(5,051)

Denominator:
Weighted average common shares outstanding - basic	16,953	15,584	16,896	15,349
Net income (loss) per common share - basic	$0.01	$(0.18)	$(0.05)	$(0.33)

Diluted EPS:
Numerator:
Net income (loss) available to common stockholders	$157	$(2,745)	$(916)	$(5,051)
Plus: accretion of Series B preferred stock dividends, if dilutive	—	—	—	—
Net income (loss) available to common stockholders	$157	$(2,745)	$(916)	$(5,051)

Denominator:
Weighted average common shares outstanding - basic	16,953	15,584	16,896	15,349
Dilutive securities:
Stock options	55	—	—	—
RSUs	429	—	—	—
Warrants	358	—	—	—
Total dilutive securities	842	—	—	—
Weighted average common shares outstanding - diluted	17,795	15,584	16,896	15,349
Net income (loss) per common share - diluted	$0.01	$(0.18)	$(0.05)	$(0.33)

The following common stock equivalents have been excluded from diluted net income (loss) per share for the three and six months ended June 30, 2019 and 2018 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares of common stock subject to outstanding RSUs	—	1,542	1,275	1,542
Shares of common stock subject to outstanding stock options	131	662	576	662
Shares of common stock subject to outstanding warrants	85	765	705	765
Shares of common stock issuable upon conversion of Series B preferred stock	5,338	3,000	5,338	3,000
Shares of common stock subject to holdback provisions	—	295	—	295
Total	5,554	6,264	7,894	6,264

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

Net revenue and gross profit information by segment for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Premises:
Net revenue	$10,671	$8,821	$20,001	$16,327
Gross profit	5,982	4,818	10,361	8,973
Gross profit margin	56%	55%	52%	55%
Identity:
Net revenue	11,566	11,473	21,758	20,495
Gross profit	3,901	3,335	8,226	5,688
Gross profit margin	34%	29%	38%	28%
Total:
Net revenue	22,237	20,294	41,759	36,822
Gross profit	9,883	8,153	18,587	14,661
Gross profit margin	44%	40%	45%	40%
Operating expenses:
Research and development	2,078	1,837	4,104	3,524
Selling and marketing	4,721	4,358	9,219	8,261
General and administrative	2,279	2,756	4,901	5,311
Restructuring and severance	(2)	258	(14)	368
Total operating expenses:	9,076	9,209	18,210	17,464
Income (loss) from operations	807	(1,056)	377	(2,803)
Non-operating income (expense):
Interest expense, net	(241)	(472)	(520)	(948)
Loss on extinguishment of debt, net	—	(1,369)	—	(1,369)
Foreign currency (losses) gains, net	(70)	192	(72)	154
Income (loss) before income taxes and noncontrolling interest	$496	$(2,705)	$(215)	$(4,966)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and six months ended June 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Americas	$15,945	$15,905	$30,670	$29,137
Europe and the Middle East	3,423	2,523	6,353	4,831
Asia-Pacific	2,869	1,866	4,736	2,854
Total	$22,237	$20,294	$41,759	$36,822

Percentage of net revenue:
Americas	72%	79%	74%	79%
Europe and the Middle East	15%	12%	15%	13%
Asia-Pacific	13%	9%	11%	8%
Total	100%	100%	100%	100%

Concentration of Credit Risk

No customer accounted for 10% or more of net revenue for either of the three or six months ended June 30, 2019 or 2018. No customer accounted for 10% of net accounts receivable at June 30, 2019 or December 31, 2018.

Long-lived assets by geographic location as of June 30, 2019 and December 31, 2018 are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Property and equipment, net:
Americas	$1,061	$1,060
Europe and the Middle East	28	43
Asia-Pacific	1,336	1,521
Total property and equipment, net	$2,425	$2,624

Operating lease ROU assets:
Americas	$4,880	$—
Europe and the Middle East	142	—
Asia-Pacific	503	—
Total operating lease right-of-use assets	$5,525	$—

15. Restructuring and Severance

On February 14, 2018, the Company acquired 3VR. As a result of the acquisition, in the six months ended June 30, 2018, the Company incurred restructuring and severance expenses of $0.4 million consisting primarily of facility rental related costs of $0.2 million and severance related costs of $0.2 million. In the fourth quarter of 2018, the Company recorded a restructuring accrual of $0.1 million for future rental payment obligations associated with vacated office space at its Fremont, California facility. Restructuring and severance expenses incurred in the three and six months ended June 30, 2019 consists of facility rental costs associated with the 3VR office facility in San Francisco, California, offset by sublease income received from a tenant that sublet the office space in the third quarter of 2018 over the remaining term of the original lease.

Restructuring and severance activities during the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$129	$—	$129	$—
Restructuring expense incurred for the period	(2)	258	(14)	368
Net cash received during the period in excess of lease obligations	(23)	(258)	(11)	(368)
Balance at end of period	$104	$—	$104	$—

16. Leases

The Company’s leases consist primarily of operating leases for administrative office spaces, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total lease expense was approximately $354,000 and $728,000 for the three and six months ended June 30, 2019, respectively. Rent expense was approximately $435,000 and $720,000 for the three and six months ended June 30, 2018, respectively.

Initial lease terms are determined at commencement and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option.  Remaining lease terms range from one to seven years, some of which include options to extend for up to five years. Leases with an initial term of twelve months or less are not recorded on the condensed consolidated balance sheets. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at the lease commencement date.

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2019 (in thousands):

June 30,
2019
2019 (remaining six months)	$1,125
2020	2,096
2021	1,602
2022	934
2023	635
Thereafter	241
Total minimum lease payments	6,633
Less: amount of lease payments representing interest	(926)
Present value of future minimum lease payments	5,707
Less: current liabilities under operating leases	(1,880)
Long-term operating lease liabilities	$3,827

As of June 30, 2019, the weighted average remaining lease term for the Company’s operating leases was 3.6 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.4%. Sublease rental income due in the future under non-cancelable subleases was $2.2 million.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $1.1 million for the three and six months ended June 30, 2019, respectively. Cash received from sublease rentals was $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively.

17. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of June 30, 2019 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2019 (remaining six months)	$12,251	$108	$12,359
2020	1,295	—	1,295
Total	$13,546	$108	$13,654

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

Our physical security platform is anchored by the Hirsch Velocity management software, our line of controllers including the advanced MX line, our TouchSecure access readers, a wide range of integrations and our Identiv Global Services (“IGS”) team that develops optimized solutions for our customers’ total business and security environment, incorporating our products and partner products that together best serve our customers’ goals. We have further extended our physical access platform with our Identiv Connected Physical Access Manager (“ICPAM”) software, derived from Cisco’s Physical Access Manager (“CPAM”) system.

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

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Americas	$30,670	$29,137
Europe and the Middle East	6,353	4,831
Asia-Pacific	4,736	2,854
Total	$41,759	$36,822

Percentage of net revenue:
Americas	74%	79%
Europe and the Middle East	15%	13%
Asia-Pacific	11%	8%
Total	100%	100%

Net Revenue Trends

Net revenue for the six months ended June 30, 2019 increased 13% compared with the six months ended June 30, 2018. Approximately 48% of our net revenue for the six months ended June 30, 2019 came from our Premises segment. Net revenue from our Premises segment was $20.0 million and $16.3 million for the six months ended June 30, 2019 and 2018, respectively. Net revenue from our Identity segment, which represented approximately 52% of total net revenue, was $21.8 million for the six months ended June 30, 2019 compared to $20.5 million in the prior year period.

Net Revenue in the Americas

Net revenue in the Americas was approximately $30.7 million for the six months ended June 30, 2019, representing approximately for 74% of total net revenue, and was up 5% compared to $29.1 million for the six months ended June 30, 2018.  Net revenue from our Premises solutions for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 60% of our net revenue in the Americas region.

Net revenue in our Premises segment for the six months ended June 30, 2019 increased 26% compared to the prior year period primarily due to sales of Freedom, Liberty, and Enterphone™ MESH products and services following the acquisition of Viscount in January 2019, higher sales of video technology and analytics software products and related support services, as well as higher sales of physical access control solutions and products, and higher software product sales. Net revenue from our Identity segment decreased 15% for the six months ended June 30, 2019 compared to the prior year period primarily due to lower smart card reader and access card sales, partially offset by sales of mobile security solution products, including a large bulk order of readers to the U.S. Navy Reserve in the first quarter of 2019, associated with the acquisition of Thursby in the fourth quarter of 2018.

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

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $11.1 million for the six months ended June 30, 2019, accounting for 26% of total net revenue, was up 44% compared to $7.7 million for the six months ended June 30, 2018 primarily as a result of higher sales in both regions. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Premises products decreased 6% for the six months ended June 30, 2019 from the prior year period primarily due to lower sales of physical access control solutions in both regions. Net revenue from our Identity products increased 60% for the six months ended June 30, 2019 compared with the same period of the prior year primarily due to higher sales of smart card readers and access cards in both regions. Identity smart card readers and access cards comprised approximately 64% of net revenue in both regions for the six months ended June 30, 2019.

Seasonality and Other Factors

In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our physical access control solutions and related products to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year. However, the usual seasonal trend can be negatively impacted by actions such as government shutdowns and the passing of continuing resolutions which can act to delay the completion of certain projects. Sales of our identity reader chips, many of which are sold to government agencies worldwide, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on differing commercial and global government budget cycles.  Lower sales are expected in the U.S. in the first half, and in particular the first quarter of the year, with higher sales typically in the second half of each year. In Asia-Pacific, with fiscal year-ends in March and June, order demand can be higher in the first quarter as customers attempt to complete projects before the end of the fiscal year. Accordingly, our net revenue levels in the first quarter each year often depend on the relative strength of project completions and sales mix between our U.S. customer base and our international customer base.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative expense) increased 1% and 7% for the three and six months ended June 30, 2019, respectively compared with the same periods in 2018. Research and development expenses increased by 13% and 16% for the three and six months ended June 30, 2019, respectively compared with the same periods in 2018 primarily due to additional headcount and related costs associated with the acquisitions of Thursby in the fourth quarter of 2018 and Viscount in the first quarter of 2019, and higher product certification costs. Selling and marketing expenses increased by 8% and 12% for the three and six months ended June 30, 2019, respectively compared with the same periods in 2018, primarily due to additional headcount and related costs, and the amortization of acquired intangibles associated with the acquisitions of Thursby in the fourth quarter of 2018 and Viscount in the first quarter of 2019. General and administrative expenses decreased 17% and 8% for the three and six months ended June 30, 2019, respectively, compared with the same periods in 2018 primarily due to integration efforts across general and administrative functions, lower legal fees, and a reduction of bad debt expense.

Results of Operations

The following table includes segment net revenue and segment net profit information by business segment and reconciles gross profit to results of operations before income taxes and noncontrolling interest (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Premises:
Net revenue	$10,671	$8,821	21%	$20,001	$16,327	23%
Gross profit	5,982	4,818	24%	10,361	8,973	15%
Gross profit margin	56%	55%		52%	55%
Identity:
Net revenue	11,566	11,473	1%	21,758	20,495	6%
Gross profit	3,901	3,335	17%	8,226	5,688	45%
Gross profit margin	34%	29%		38%	28%
Total:
Net revenue	22,237	20,294	10%	41,759	36,822	13%
Gross profit	9,883	8,153	21%	18,587	14,661	27%
Gross profit margin	44%	40%		45%	40%
Operating expenses:
Research and development	2,078	1,837	13%	4,104	3,524	16%
Selling and marketing	4,721	4,358	8%	9,219	8,261	12%
General and administrative	2,279	2,756	(17%)	4,901	5,311	(8%)
Restructuring and severance	(2)	258	N/A	(14)	368	N/A
Total operating expenses:	9,076	9,209	(1%)	18,210	17,464	4%
Income (loss) from operations	807	(1,056)	(176%)	377	(2,803)	(113%)
Non-operating income (expense):
Interest expense, net	(241)	(472)	(49%)	(520)	(948)	(45%)
Loss on extinguishment of debt, net	—	(1,369)	(100%)	—	(1,369)	(100%)
Foreign currency (losses) gains, net	(70)	192	N/A	(72)	154	N/A
Income (loss) before income taxes and noncontrolling interest	$496	$(2,705)	(118%)	$(215)	$(4,966)	(96%)

Net Revenue

For the three months ended June 30, 2019, net revenue was $22.2 million, up 10% compared with $20.3 million for the comparable period in 2018. For the six months ended June 30, 2019, net revenue was $41.8 million, up 13% compared with $36.8 million for the comparable period in 2018. Net revenue was higher for the three and six months ended June 30, 2019, as a result of higher sales across both segments.

For the three months ended June 30, 2019, net revenue in our Premises segment was $10.7 million, an increase of 21% from $8.8 million for the comparable period in 2018. For the six months ended June 30, 2019, net revenue in our Premises segment was $20.0 million, an increase of 23% from $16.3 million for the comparable period in 2018. The increase for the three and six months ended June 30, 2019 was primarily due to sales of Freedom, Liberty, and Enterphone™ MESH products and services following the acquisition of Viscount in January 2019, higher sales of video technology and analytics software products and related support services, higher sales of physical access control solutions, as well as higher software sales.

For the three months ended June 30, 2019, net revenue in our Identity segment was $11.6 million, an increase of 1% from $11.5 million for the comparable period in 2018. For the six months ended June 30, 2019, net revenue in our Identity segment was $21.8 million, an increase of 6% from $20.5 million for the comparable period in 2018. The increase for the three and six months ended June 30, 2019 was primarily due to sales of mobile security solution products, including a large bulk order of smart card readers for use with the Thursby software solution to the U.S. Navy Reserve in the first quarter of 2019, and higher sales of smart card readers, offset by lower sales of access card product sales.

Gross Profit

Gross profit in the three months ended June 30, 2019 was $9.9 million, or 44% of net revenue, compared with $8.2 million, or 40% of net revenue in the comparable period of 2018. Gross profit in the six months ended June 30, 2019 was $18.6 million, or 45%

of net revenue, compared with $14.7 million, or 40% of net revenue in the comparable period of 2018.Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

In our Premises segment, gross profit was $6.0 million in the three months ended June 30, 2019 compared with $4.8 million in the comparable period of 2018, and $10.4 million and $9.0 million in the six months ended June 30, 2019 and 2018, respectively. Gross profit margins in the Premises segment increased to 56% in the three months ended June 30, 2019 from 55% in the comparable period of 2018 as a result of the impact of a higher proportion of higher margin sales within the segment. Gross profit margins in this segment for the six months ended June 30, 2019 of 52% were lower than the comparable period of 2018 of 55% primarily due to adjustments to our inventory reserves in the first quarter of 2019 as a result of management’s assessment of on-hand inventory levels and demand forecasts.

In our Identity segment, gross profit was $3.9 million in the three months ended June 30, 2019 compared with $3.3 million in the comparable period of 2018, and $8.2 million and $5.7 million in the six months ended June 30, 2019 and 2018, respectively. Gross profit margins in the Identity segment increased to 34% in the three months ended June 30, 2019 from 29% in the comparable period of 2018 and was primarily attributable to the change in product mix, with a lower proportion of lower margin third party access card sales and a higher percentage of software and service sales compared to the prior year period. Gross profit margins in this segment for the six months ended June 30, 2019 of 38% were higher than the comparable period of 2018 of 28% primarily due to a large bulk order of readers to the U.S. Navy Reserve in the first quarter of 2019.

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

Operating Expenses

Information about our operating expenses for the three and six months ended June 30, 2019 and 2018 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Research and development	$2,078	$1,837	13%	$4,104	$3,524	16%
as a % of net revenue	9%	9%		10%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and six months ended June 30, 2019 increased compared to the comparable prior year periods primarily due to additional headcount and related costs associated with the acquisitions of Thursby in the fourth quarter of 2018 and Viscount in the first quarter of 2019, and higher product certification costs.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Selling and marketing	$4,721	$4,358	8%	$9,219	$8,261	12%
as a % of net revenue	21%	21%		22%	22%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three and six months ended June 30, 2019 increased compared to the prior year periods primarily due to additional headcount and related costs, and the amortization of acquired intangibles associated with the acquisitions of Thursby in the fourth quarter of 2018 and Viscount in the first quarter of 2019.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
General and administrative	$2,279	$2,756	(17%)	$4,901	$5,311	(8%)
as a % of net revenue	10%	14%		12%	14%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expense for the three and six months ended June 30, 2019 decreased compared with the prior year periods primarily due to integration efforts across general and administrative functions, lower legal fees, and a reduction of bad debt expense.

Restructuring and Severance Charges

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	% Change		2019	2018	% Change
Restructuring and severance	$(2)	$258	(101%	)	$(14)	$368	(104%	)

In the six months ended June 30, 2018, we incurred restructuring and severance expenses of $0.4 million consisting primarily of facility rental related costs of $0.2 million and severance related costs of $0.2 million associated with the acquisition of 3VR in the first quarter of 2018.

Restructuring and severance expenses incurred in the three and six months ended June 30, 2019 consist primarily of facility rental costs associated with the 3VR office facility in San Francisco, California, offset by sublease income received from a tenant that sublet the office space in the third quarter of 2018 over the remaining term of the original lease.

See Note 15, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net and Loss on Extinguishment of Debt

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Interest expense, net	$(241)	$(472)	(49%)	$(520)	$(948)	(45%)
Loss on extinguishment of debt	$—	$(1,369)	(100%)	$—	$(1,369)	(100%)

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability on a long-term payment obligation arising from our acquisition of Hirsch Electronics Corporation. The lower net interest expense for the three and six months ended June 30, 2019 was primarily attributable to the $5.0 million principal repayment under our previous term loan payable with Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL 8”) in May 2018.

For the three and six months ended June 30, 2018, the loss on extinguishment of debt represents the difference between the reacquisition price of the remaining amounts outstanding under our term loan with our previous lender and its net carrying amount.

Foreign Currency (Losses) Gains, Net

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	% Change		2019	2018	% Change
Foreign currency (losses) gains, net	$(70)	$192	(136%	)	$(72)	$154	(147%	)

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. dollar, the Indian Rupee, and the Euro. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	% Change	2019	2018	% Change
Income tax provision	$(80)	$(40)	100%	$(184)	$(80)	130%
Effective tax rate	16%	(1%)		86%	2%

As of June 30, 2019, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three and six months ended June 30, 2019. The effective tax rates for the three and six months ended June 30, 2019 and 2018 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of June 30, 2019, our working capital, which we define as current assets less current liabilities, was $11.1 million, a decrease of $1.6 million compared to $12.7 million as of December 31, 2018. As of June 30, 2019, our cash balance was $11.1 million.

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

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of June 30, 2019, the amount of cash included at such subsidiaries was $2.3 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of June 30, 2019, we had a total accumulated deficit of $404.7 million. During the six months ended June 30, 2019, we incurred a consolidated net loss of $0.4 million.

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

The following summarizes our cash flows for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by (used in) operating activities	$2,423	$(2,578)
Net cash used in investing activities	(1,392)	(1,601)
Net cash (used in) provided by financing activities	(801)	3,344
Effect of exchange rates on cash	21	(295)
Net increase (decrease) in cash	251	(1,130)
Cash at beginning of period	10,866	19,052
Cash at end of period	$11,117	$17,922

Cash flows from operating activities

Cash provided by operating activities for the six months ended June 30, 2019 was primarily due to the adjustments for certain non-cash items of $3.2 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, and stock-based compensation, partially offset by the net loss of $0.4 million and a decrease in cash from net changes in operating assets and liabilities of $0.4 million. Cash used in operating activities for the six months ended June 30, 2018 was primarily due to the net loss of $5.0 million and a decrease in cash from net changes in operating assets and liabilities of $2.1 million, partially offset by adjustments for certain non-cash items of $4.6 million, consisting primarily of depreciation, amortization, loss on extinguishment of debt, amortization of debt issuance costs, and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2019 was $1.4 million, of which $1.3 million related to the acquisition of Viscount, and $0.1 million related to capital expenditures. Cash used in investing activities for the six months ended June 30, 2018 was $1.6 million, of which $1.4 million related to the acquisition of 3VR, net of cash acquired, and $0.2 million related to capital expenditures.

Cash flows from financing activities

Cash used in financing activities during the six months ended June 30, 2019 was primarily due to the repayments under our revolving loan facility of $1.4 million, repayment of notes payable of $2.0 million associated with the acquisition of 3VR, and taxes paid related to net share settlement of restricted stock units of $0.5 million, offset by borrowings under our revolving loan facility of $3.1 million. Cash provided by financing activities during the six months ended June 30, 2018 related to borrowings of debt, net of issuance costs, of $12.3 million, and issuance Series B preferred stock, net of issuance costs, of $7.9 million, offset by repayments of debt of $16.6 million and taxes paid related to net share settlement of restricted stock units of $0.3 million.

Contractual Obligations

Significant commitments that will require the use of cash in future periods include obligations under operating leases, our contractual payment obligation assumed upon our acquisition of Hirsch, debt obligations, purchase commitments and other obligations. Gross committed operating lease obligations are $6.6 million, our contractual payment obligation assumed upon our acquisition of Hirsch is $2.4 million, the revolving loan facility and interest related obligation is $13.3 million, and purchase commitments and other obligations are $13.7 million at June 30, 2019. Total commitments due within one year are $28.2 million and due thereafter are $8.7 million at June 30, 2019. These commitment levels are based on existing terms of our operating leases, obligation with suppliers, our contractual payment obligations and our existing Loan and Security Agreement as of June 30, 2019.

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

As a result of adopting ASC 842 as of January 1, 2019, there has been a material change in our critical accounting policies during the six months ended June 30, 2019, as described in Note 1, Significant Accounting Policies and Recent Accounting Pronouncements, and Note 16, Leases, to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q. With the exception of this change, during the three months ended June 30, 2019, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the accompanying notes to our condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report for a description of recent accounting pronouncements, which is incorporated herein by reference.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Defendants filed motions to dismiss the second amended complaint in the Oswald action under Rule 12(b)(6) on January 16, 2018.  After further briefing and argument, on April 13, 2018, the court entered an order granting defendants’ motions to dismiss.  On April 19, 2018, plaintiff Oswald filed a motion for leave to file a third amended complaint.  On that same date, plaintiff Chopra, a plaintiff in a related and stayed derivative action in state court, filed a motion to intervene in the Oswald action.  After further briefing and argument, on July 16, 2018, the court entered an order granting the Chopra motion to intervene and denying the Oswald motion for leave to file a third amended complaint.  After the filing of an unopposed administrative motion for entry of judgment by defendants, on October 1, 2018, the court entered an order granting administrative motion for entry of final judgment and entered final judgment in favor of all named defendants and against plaintiffs Oswald and Chopra.  On October 23, 2018, plaintiff Oswald filed a notice of appeal with the Ninth Circuit. Responsive appellate briefs were filed July 19, 2019. Plaintiff’s reply appellate brief was filed on August 9, 2019. In the interim, the state court Chopra and Wollnik actions have remained stayed with periodic status conferences.  The next status conferences have been scheduled in the Chopra and Wollnik cases on November 5, 2019. We intend to vigorously defend against these lawsuits.  We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

From time to time, we may become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2019 and 2018, we repurchased 98,939 shares and 71,635 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

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

IDENTIV, INC.

August 13, 2019	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

August 13, 2019	By:	/S/ Sandra Wallach
Sandra Wallach
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)