Form 10-Q
period 2019-09-30
Identiv, Inc.
filed 2019-11-12
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, the registrant had 16,892,285 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash	$11,052	$10,866
Accounts receivable, net of allowances of $314 and $387 as of September 30, 2019 and December 31, 2018, respectively	19,261	14,952
Inventories	13,964	13,631
Prepaid expenses and other current assets	2,812	2,743
Total current assets	47,089	42,192
Property and equipment, net	2,202	2,624
Operating lease right-of-use assets	5,133	—
Intangible assets, net	10,722	10,980
Goodwill	10,128	9,286
Other assets	1,216	1,224
Total assets	$76,490	$66,306
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$7,596	$5,654
Current portion - payment obligation	1,192	1,025
Current portion - financial liabilities, net of discount and debt issuance costs of $51 and $25 as of September 30, 2019 and December 31, 2018, respectively	14,812	11,554
Operating lease liabilities	1,914	—
Notes payable	—	2,000
Deferred revenue	2,880	2,174
Accrued compensation and related benefits	1,853	1,794
Other accrued expenses and liabilities	4,179	5,277
Total current liabilities	34,426	29,478
Long-term payment obligation	860	1,860
Long-term operating lease liabilities	3,409	—
Long-term deferred revenue	685	636
Other long-term liabilities	366	632
Total liabilities	39,746	32,606
Commitments and contingencies (see Note 17)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Series B preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 18,066 and 17,004 shares issued and 16,883 and 15,967 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	18	17
Additional paid-in capital	447,371	444,145
Treasury stock, 1,183 and 1,047 shares as of September 30, 2019 and December 31, 2018, respectively	(8,841)	(8,153)
Accumulated deficit	(403,683)	(404,353)
Accumulated other comprehensive income	1,874	2,209
Total Identiv, Inc. stockholders' equity	36,744	33,870
Noncontrolling interest	—	(170)
Total stockholders´ equity	36,744	33,700
Total liabilities and stockholders' equity	$76,490	$66,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net revenue	$23,026	$20,022	$64,785	$56,844
Cost of revenue	12,500	11,538	35,672	33,699
Gross profit	10,526	8,484	29,113	23,145
Operating expenses:
Research and development	2,125	1,860	6,229	5,384
Selling and marketing	4,470	3,915	13,689	12,176
General and administrative	2,591	2,641	7,492	7,952
Increase in fair value of earnout liability	175	—	175	—
Restructuring and severance	(87)	223	(101)	591
Total operating expenses	9,274	8,639	27,484	26,103
Income (loss) from operations	1,252	(155)	1,629	(2,958)
Non-operating income (expense):
Interest expense, net	(246)	(291)	(766)	(1,239)
Loss on extinguishment of debt, net	—	—	—	(1,369)
Foreign currency gains, net	168	200	96	354
Income (loss) before income taxes and noncontrolling interest	1,174	(246)	959	(5,212)
Income tax provision	(105)	(41)	(289)	(121)
Net income (loss)	1,069	(287)	670	(5,333)
Less: Loss attributable to noncontrolling interest	—	—	—	(5)
Net income (loss) attributable to Identiv, Inc.	$1,069	$(287)	$670	$(5,338)

Net income (loss) per common share:			`
Basic	$0.05	$(0.02)	$(0.01)	$(0.34)
Diluted	$0.05	$(0.02)	$(0.01)	$(0.34)
Weighted average shares used in computing net income (loss) per common share:
Basic	17,006	15,750	16,933	15,484
Diluted	17,766	15,750	16,933	15,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$1,069	$(287)	$670	$(5,333)
Other comprehensive income (loss), net of income taxes:
Foreign currency translation adjustment	(369)	(226)	(302)	(526)
Liquidation of subsidiary with noncontrolling interest	(33)	—	(33)	—
Total other comprehensive income (loss), net of income taxes	(402)	(226)	(335)	(526)
Comprehensive income (loss)	667	(513)	335	(5,859)
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(8)
Comprehensive income (loss) attributable to Identiv, Inc.	$667	$(513)	$335	$(5,867)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2018	5,000	$5	15,967	$17	$444,145	$(8,153)	$(404,353)	$2,209	$(170)	$33,700
Net loss	—	—	—	—	—	—	(815)	—	—	(815)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(129)	—	(129)
Issuance of common stock in connection with acquisition of business	—	—	419	1	1,634	—	—	—	—	1,635
Issuance of common stock in connection with vesting of stock awards	—	—	126	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	687	—	—	—	—	687
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(43)	—	—	(228)	—	—	—	(228)
Issuance of common stock in connection with warrant exercise	—	—	10	—	—	—	—	—	—	—
Balances, March 31, 2019	5,000	$5	16,479	$18	$446,466	$(8,381)	$(405,168)	$2,080	$(170)	$34,850
Net income	—	—	—	—	—	—	416	—	—	416
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	196	—	196
Issuance of common stock in connection with vesting of stock awards	—	—	456	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	693	—	—	—	—	693
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(56)	—	—	(275)	—	—	—	(275)
Cancellation of holdback shares in connection with acquisition	—	—	(93)	—	(340)	—	—	—	—	(340)
Balances, June 30, 2019	5,000	$5	16,786	$18	$446,819	$(8,656)	$(404,752)	$2,276	$(170)	$35,540
Net income	—	—	—	—	—	—	1,069	—	—	1,069
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(369)	—	(369)
Issuance of common stock in connection with vesting of stock awards	—	—	136	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	689	—	—	—	—	689
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(39)	—	—	(185)	—	—	—	(185)
Liquidation of subsidiary with noncontrolling interest	—	—	—	—	(137)	—	—	(33)	170	—
Balances, September 30, 2019	5,000	$5	16,883	$18	$447,371	$(8,841)	$(403,683)	$1,874	$—	$36,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2017	3,000	$3	14,436	$15	$428,470	$(7,485)	$(399,647)	$2,675	$(178)	$23,853
Net loss	—	—	—	—	—	—	(2,306)	—	5	(2,301)
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	109	3	112
Impact of adoption of Topic 606	—	—	—	—	—	—	2	—	—	2
Issuance of common stock in connection with acquisition of business	—	—	610	1	2,293	—	—	—	—	2,294
Issuance of common stock in connection with vesting of stock awards	—	—	139	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	635	—	—	—	—	635
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(42)	—	—	(162)	—	—	—	(162)
Issuance costs associated with issuance of Series B preferred stock	—	—	—	—	(20)	—	—	—	—	(20)
Issuance of shares to non-employees	—	—	—	—	5	—	—	—	—	5
Balances, March 31, 2018	3,000	$3	15,143	$16	$431,383	$(7,647)	$(401,951)	$2,784	$(170)	$24,418
Net loss	—	—	—	—	—	—	(2,745)	—	—	(2,745)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(412)	—	(412)
Issuance of Series B preferred stock, net of issuance costs	2,000	2	—	—	7,913	—	—	—	—	7,915
Issuance of common stock in connection with acquisition of business	—	—	113	—	341	—	—	—	—	341
Issuance of common stock in connection with vesting of stock awards	—	—	110	—	—	—	—	—	—	—
Stock-based compensation	—	—		—	649	—	—	—	—	649
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(30)	—		(116)	—	—	—	(116)
Issuance of shares to non-employees	—	—	3	—	3	—	—	—	—	3
Balances, June 30, 2018	5,000	$5	15,339	$16	$440,289	$(7,763)	$(404,696)	$2,372	$(170)	$30,053
Net loss	—	—	—	—	—	—	(287)	—	—	(287)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(226)	—	(226)
Issuance of common stock in connection with vesting of stock awards	—	—	145	—	13	—	—	—	—	13
Proceeds from exercise of stock options	—	—	3	—	—	—	—			—
Stock-based compensation	—	—	—	—	703	—	—	—	—	703
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(38)	—	—	(224)	—	—	—	(224)
Issuance of shares to non- employees	—	—	—	—	3	—	—	—	—	3
Balances, September 30, 2018	5,000	$5	15,449	$16	$441,008	$(7,987)	$(404,983)	$2,146	$(170)	$30,035

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$670	$(5,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,704	2,362
Loss on extinguishment of debt, net	—	1,369
Accretion of interest on long-term payment obligation	115	180
Stock-based compensation expense	2,069	1,987
Amortization of debt issuance costs	42	280
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,667)	202
Inventories	(72)	(614)
Prepaid expenses and other assets	(33)	(866)
Accounts payable	1,556	(1,871)
Payment obligation liability	(948)	(920)
Deferred revenue	721	(525)
Accrued expenses and other liabilities	(1,787)	738
Net cash provided by (used in) operating activities	1,370	(3,011)
Cash flows from investing activities:
Capital expenditures	(202)	(634)
Acquisition of business, net of cash acquired	(1,287)	(1,384)
Net cash used in investing activities	(1,489)	(2,018)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	5,427	16,941
Repayments of debt	(2,144)	(23,612)
Repayments of notes payable	(2,000)	—
Taxes paid related to net share settlement of restricted stock units	(688)	(502)
Proceeds from issuance of Series B preferred stock, net of issuance costs	—	7,895
Proceeds from exercise of stock options	—	13
Net cash provided by financing activities	595	735
Effect of exchange rates on cash	(290)	(518)
Net increase (decrease) in cash	186	(4,812)
Cash at beginning of period	10,866	19,052
Cash at end of period	$11,052	$14,240
Supplemental Disclosures of Cash Flow Information:
Interest paid	$713	$1,571
Taxes paid, net	$155	$109
Non-cash investing and financing activities:
Issuance of shares to non-employees	$—	$11
Common stock issued for acquisition of business, net	$1,635	$2,635
Promissory notes issued in acquisition of business	$—	$2,000
Liquidation of subsidiary with noncontrolling interest	$170	$—
Cancelation of holdback shares in connection with acquisition	$340	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. (“Identiv” or the “Company”) and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal year 2018 financial statements to conform to the fiscal year 2019 presentation. The reclassifications had no impact on net income (loss), total assets, or stockholders’ equity.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Total net revenue based on the disaggregation criteria described above were as follows (in thousands):

	Three Months Ended September 30,
	2019			2018
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$16,471	$1,354	$17,825	$13,930	$1,105	$15,035
Europe and the Middle East	2,344	92	2,436	2,117	44	2,161
Asia-Pacific	2,765	—	2,765	2,803	23	2,826
Total	$21,580	$1,446	$23,026	$18,850	$1,172	$20,022

	Nine Months Ended September 30,
	2019			2018
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$44,755	$3,740	$48,495	$41,150	$3,022	$44,172
Europe and the Middle East	8,541	249	8,790	6,921	71	6,992
Asia-Pacific	7,500	—	7,500	5,657	23	5,680
Total	$60,796	$3,989	$64,785	$53,728	$3,116	$56,844

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

Changes in deferred revenue during the nine months ended September 30, 2019 were as follows (in thousands):

Amount
Deferred revenue at December 31, 2018	$2,810
Fair value of deferred revenue acquired in acquisition, net of recognition	4
Deferral of revenue billed in current period, net of recognition	2,567
Recognition of revenue deferred in prior periods	(1,816)
Balance as of September 30, 2019	$3,565

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately  $1.8 million as of September 30, 2019. Since the Company typically invoices customers at contract inception, this amount is included in its deferred revenue balance. As of September 30, 2019, the Company expects to recognize approximately 36% of the revenue related to these unsatisfied performance obligations during the remainder of 2019, 48% during 2020, and 16% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e. commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the nine months ended September 30, 2019, total capitalized costs to obtain contracts were immaterial.

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

Additionally, in the event 3VR achieved specified targets in 2018, the Company would have been obligated to issue earnout consideration. Such earnout targets were not achieved.

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
	$6,300

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of 3VR resulted in $5.5 million of goodwill, which is not deductible for tax purposes. With the addition of the 3VR video security and analytics platform, the Company believes this goodwill largely reflects the expansion of its Hirsch product and service offerings through the complementary offerings of 3VR. In accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill will not be amortized but will be tested for impairment at least annually in the fourth quarter. See Note 6, Goodwill and Intangible Assets.

Pursuant to ASC 805, Business Combinations (“ASC 805”), the Company incurred and expensed approximately $39,000, and $548,000 in acquisition and transactional costs associated with the acquisition of 3VR during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, which were primarily general and administrative expenses.

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

Additionally, in the event that revenue from Thursby products is greater than $8.0 million, $11.0 million, or $15.0 million in product shipments in 2019, the Company will be obligated to issue earnout consideration of up to a maximum of $7.5 million payable in shares of the Company’s common stock, subject to certain conditions. In the event that such revenue is less than $15.0 million in 2019, but 2020 revenue from Thursby products exceeds $15.0 million, the Company will be obligated to issue an additional $2.5 million in earnout consideration payable in shares of the Company’s common stock. The maximum total earnout consideration payable for all periods is $7.5 million in the aggregate, payable in shares of the Company’s common stock. Management has assessed the probability of the issuance of shares related to the earnout consideration, and the payment of the contingent consideration noted above, and determined it as remote. Accordingly, no value was ascribed to the earnout consideration as of September 30, 2019.

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
	$2,400

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Thursby resulted in $3.5 million of goodwill, which is not deductible for tax purposes. With the addition of the Thursby security software for mobile devices, the Company believes this goodwill largely reflects the synergistic strengthening of its Identity offerings providing complete solutions for secure and convenient logical access across smart cards and derived credentials on Apple iOS and Android mobile devices. In accordance with ASC 350, goodwill will not be amortized but is tested for impairment at least annually in the fourth quarter. See Note 6, Goodwill and Intangible Assets.

Pursuant to ASC 805, the Company incurred and expensed approximately $27,000 and $208,000 in acquisition and transactional costs associated with the acquisition of Thursby during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, which were primarily general and administrative expenses.

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

Additionally, in the event that revenue from the assets purchased under the agreement in 2019 is greater than certain specified revenue targets, the Company will be obligated to issue earnout consideration of up to a maximum of $3.5 million payable in shares of the Company’s common stock (subject to certain conditions).  In the event that such revenue targets are not met in 2019, but 2020 revenue from the assets purchased exceeds certain higher targets for 2020, then the Company will be obligated to issue up to a maximum of $2.25 million in earnout consideration in the form of stock. The maximum total earnout consideration liability for all periods is $3.5 million in the aggregate, payable in the Company’s common stock. In the first quarter of 2019, management assessed the probability of the issuance of shares related to the earnout consideration and determined its fair value to be $200,000. In the third quarter of 2019, the Company reassessed the probability and increased the fair value of the earnout consideration liability by $175,000 to $375,000. This increase was included in operating expenses in the Company’s condensed consolidated statements of operations.

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

Accounts receivable	$636
Inventory	276
Prepaid expenses and other current assets	29
Property and equipment	190
Operating lease ROU assets	550
Trademarks	160
Customer relationships	710
Developed technology	800
Total identifiable assets acquired	3,351
Accounts payable	(372)
Operating lease liabilities	(61)
Accrued expenses and liabilities	(120)
Deferred revenue	(34)
Earnout consideration liability	(200)
Other current liabilities	(326)
Long-term operating lease liabilities	(489)
Total liabilities assumed	(1,602)
Net identifiable assets acquired	1,749
Goodwill	1,173
Net purchase price	$2,922

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
	$1,670

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The Asset Purchase resulted in $1.2 million of goodwill. With the addition of Viscount’s products and services, the Company believes this goodwill largely reflects the expansion of its Premises offerings with advanced, complementary solutions for the commercial and small- and medium-sized business markets, leveraging Freedom’s IT-centric software, defined architecture, and hardware-light platform. In accordance with ASC 350, goodwill will not be amortized but is tested for impairment at least annually in the fourth quarter. See Note 6, Goodwill and Intangible Assets.

Pursuant to ASC 805, the Company incurred and expensed approximately $27,000 and $227,000 in acquisition and transactional costs associated with the Asset Purchase during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively, which were primarily general and administrative expenses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2019 and December 31, 2018, there were no assets that are measured and recognized at fair value on a recurring basis. There were nominal cash equivalents as of September 30, 2019 and December 31, 2018.

The Company’s only liabilities measured at fair value on a recurring basis are the contingent consideration associated with the acquisitions of 3VR, Thursby and Viscount. The fair value of the earnout consideration is based on achieving certain revenue and profit targets as defined under the respective acquisition agreements. The valuation of the earnout consideration is classified as a Level 3 measurement as it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the earnout consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the earnout consideration at each reporting period. In the first quarter of 2019, the fair value attributed to the earnout consideration related to the acquisition of Viscount was $200,000. In the third quarter of 2019, the Company reassessed the probability of achieving certain revenue targets, and increased the fair value of the earnout consideration liability to $375,000. No fair value was assigned to the earnout consideration in the 3VR and Thursby acquisitions.

Changes in the fair value of liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

Viscount Earnout Consideration
Balance at December 31, 2018	$—
Acquisition of Viscount	200
Increase in fair value of liability	175
Balance at September 30, 2019	$375

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

As of September 30, 2019 and December 31, 2018, the Company had $368,000 of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the carrying amount of goodwill resulting from the acquisitions of 3VR, Thursby, and Viscount (in thousands):

	Premises	Identity	Total
Balance at December 31, 2018	$5,796	$3,490	$9,286
Acquisition of business	1,173	—	1,173
Cancellation of holdback shares in connection with acquisition	(340)	—	$(340)
Currency translation adjustment	9	—	9
Balance at September 30, 2019	$6,638	$3,490	$10,128

In accordance with ASC 350, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In testing for goodwill impairment, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. During the nine months ended September 30, 2019, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount at December 31, 2018	$600	$8,300	$15,039	$23,939
Accumulated amortization	(77)	(3,978)	(8,904)	(12,959)
Intangible assets, net at December 31, 2018	$523	$4,322	$6,135	$10,980

Gross carrying amount at September 30, 2019	$758	$9,099	$15,752	$25,609
Accumulated amortization	(191)	(4,650)	(10,046)	(14,887)
Intangible assets, net at September 30, 2019	$567	$4,449	$5,706	$10,722

Each period, the Company evaluates the estimated remaining useful lives of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized over their useful lives as shown in the table above. The Company evaluates its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the nine months ended September 30, 2019.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$224	$186	$672	$522
Selling and marketing	418	345	1,253	988
Total	$642	$531	$1,925	$1,510

The estimated annual future amortization expense for purchased intangible assets with definite lives as of September 30, 2019 was as follows (in thousands):

2019 (remaining three months)	$641
2020	2,568
2021	1,113
2022	1,113
2023	1,036
Thereafter	4,251
Total	$10,722

7. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	September 30,	December 31,
	2019	2018
Raw materials	$4,760	$4,598
Work-in-progress	143	77
Finished goods	9,061	8,956
Total	$13,964	$13,631

Property and equipment, net consists of (in thousands):

	September 30,	December 31,
	2019	2018
Building and leasehold improvements	$1,156	$1,250
Furniture, fixtures and office equipment	1,256	1,806
Plant and machinery	10,441	9,484
Purchased software	2,159	2,167
Total	15,012	14,707
Accumulated depreciation	(12,810)	(12,083)
Property and equipment, net	$2,202	$2,624

The Company recorded depreciation expense of $0.3 million during each of the three months ended September 30, 2019 and 2018, and $0.8 million and $0.6 million during the nine months ended September 30, 2019 and 2018, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	September 30,	December 31,
	2019	2018
Accrued professional fees	$1,446	$1,504
Customer deposits	86	1,517
Accrued warranties	565	316
Earnout liability	375	—
Other accrued expenses	1,707	1,940
Total	$4,179	$5,277

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

The Company included approximately $32,000 and $113,000 of interest expense during the three and nine months ended September 30, 2019, respectively, and approximately $55,000 and $179,000 during the three and nine months ended September 30, 2018, respectively, in its condensed consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of September 30, 2019 was as follows (in thousands):

2019 (remaining three months)	$319
2020	1,408
2021	363
Present value discount factor	(38)
Total	2,052
Less: Current portion - payment obligation	(1,192)
Long-term payment obligation	$860

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	September 30,	December 31,
	2019	2018
Revolving loan facility	$14,863	$11,579
Notes payable	—	2,000
Total before discount and debt issuance costs	14,863	13,579
Less: Notes payable	—	(2,000)
Less: Current portion of financial liabilities	(14,812)	(11,554)
Less: Current portion of unamortized discount and debt issuance costs	(51)	(25)
Long-term financial liabilities	$—	$—

On February 8, 2017, the Company entered into Loan and Security Agreements with East West Bank (“EWB”) and Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL8”). The Loan and Security agreement, as amended, with EWB provided for a $16.0 million revolving loan facility (“Revolving Loan Facility”), and the Loan and Security Agreement with VLL7 and VLL8 provided for a $10.0 million term loan facility (“Term Loan Facility”).

The Revolving Loan Facility, as amended, bears interest at prime rate plus 1.0%, matured and became due and payable on February 8, 2019. On February 6, 2019, the Company entered into an amendment (the “Tenth Amendment”) to its Loan and Security Agreement with EWB which increased the Revolving Loan Facility from $16.0 million to $20.0 million, lowered the interest rate from prime rate plus 1.0% to prime rate plus 0.75%, extended the maturity date to February 8, 2021, and amended certain financial covenants, including covenants with respect to minimum EBITDA levels. The Company may voluntarily prepay amounts outstanding under the Revolving Loan Facility without prepayment charges. In the event the Revolving Loan Facility is terminated prior to its maturity, the Company would be required to pay an early termination fee in the amount of 1.0% of the revolving line. Additional borrowing requests under the Revolving Loan Facility are subject to various customary conditions precedent, including satisfaction of a borrowing base test as more fully described in the Revolving Loan Facility.

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

As of September 30, 2019, the Company was in compliance with all financial covenants under the Revolving Loan Facility.

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

On February 14, 2018, the Company completed the acquisition of 3VR. As part of the purchase price consideration paid in the acquisition of 3VR, the Company issued subordinated unsecured promissory notes (“notes payable”) in the aggregate principal amount of $2.0 million, with an annual interest rate of 3.0%, payable on the one year anniversary of the closing date. On February 14, 2019, the Company repaid the noteholders an aggregate principal amount, including accrued interest of $2.1 million.

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

The Company generally is no longer subject to tax examinations for years prior to 2015. However, if loss carryforwards of tax years prior to 2015 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities. While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits would materially change in the next 12 months.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share, and 5,000,000 of which have been designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of September 30, 2019 and December 31, 2018. During 2017, the Company’s board of directors (the “Board”) authorized the issuance of up to 5,000,000 shares of the Series B Preferred Stock, 5,000,000 of which were outstanding as of September 30, 2019 and December 31, 2018.

The Board may from time to time, without further action by the Company’s stockholders, direct the issuance of shares of preferred stock in other series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of shares of the Company’s common stock. Upon the affirmative vote of the Board, without stockholder approval, the Company may issue shares of preferred stock with voting and conversion rights, which could adversely affect the holders of shares of its common stock.

Series B Preferred Stock and Private Placement

On December 20, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of 21 April Fund, Ltd. and 21 April Fund, LP (collectively, the “Purchasers”), pursuant to which the Company, in a private placement, agreed to issue and sell to the Purchasers an aggregate of up to 5,000,000 shares of the Series B Preferred Stock, (collectively referred to as the “Shares”). The Purchasers agreed to purchase an aggregate of 3,000,000 Shares (“Tranche 1”) at a price of $4.00 per share in cash at the initial closing of the transaction, and at the sole option of the Company, an additional 2,000,000 Shares at a price of $4.00 per share in cash at a second closing, if any (the “Private Placement”). The total purchase price payable to the Company was $20.0 million, of which $12.0 million was paid at the initial closing. On May 30, 2018, the Company issued 2,000,000 Shares (“Tranche 2”), at a price of $4.00 per share in the second closing of the Private Placement. Gross proceeds to the Company from the second closing were approximately $8.0 million, before deducting fees and certain expenses payable by the Company. The proceeds from the issuance of the Shares are required to be used to pay off existing debt obligations of the Company and to fund future acquisitions of technology, business and other assets by the Company.

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

Based on the current conversion price, the outstanding Shares, including the accretion of dividends, of Series B Preferred Stock as of September 30, 2019 would be convertible into 5,403,125 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in the event of certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of September 30, 2019, none of the contingent conditions to adjust the total common shares to convert the Shares had been met.

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

Series B Preferred Stock Dividend Accretion

The following table summarizes Series B Preferred Stock and the accretion of dividend activity for the nine months ended September 30, 2019 (in thousands):

	Tranche 1	Tranche 2	Total
Series B Preferred Stock
Balance at December 31, 2018	$12,600	$8,233	$20,833
Cumulative dividends on Series B preferred stock	473	307	780
Balance at September 30, 2019	$13,073	$8,540	$21,613

Number of Common Shares Issuable Upon Conversion
Balance at December 31, 2018	3,150	2,058	5,208
Cumulative dividends on Series B preferred stock	118	77	195
Balance at September 30, 2019	3,268	2,135	5,403

Common Stock Warrants

On August 13, 2014, in connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “2014 Consultant Warrant”). One fourth of the shares under the warrant were exercisable for cash three months from the date the 2014 Consultant Warrant was issued and quarterly thereafter. The 2014 Consultant Warrant expired unexercised on August 13, 2019.

On February 8, 2017, the Company entered into Loan and Security Agreements (each, a “Loan and Security Agreement”) with each of EWB and VLL7 and VLL8 as discussed in Note 9, Financial Liabilities. In connection with the Revolving Loan Facility, the Company issued to EWB a warrant (the "EWB Warrant") to purchase up to 40,000 shares of the Company's common stock at a per share exercise price of $3.64, and in connection with the Term Loan Facility, issued to each of VLL7 and VLL8 a warrant to purchase 290,000 shares of the Company's common stock at a per share exercise price of $2.00 (the “VLL7 Warrant” and the “VLL8 Warrant,” respectively). The Company calculated the fair value of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant using the Black-Scholes pricing model using the following assumptions: estimated volatility of 78.8%, risk-free interest rate of 1.94%, no dividend yield, and an expected life of five years. The fair values of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant of $125,000, $1,037,500 and $1,037,500, respectively, were classified as equity as the settlement of the warrants will be in shares and is within the control of the Company. Each of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant is immediately exercisable for cash or by net exercise and will expire five years after its issuance, or on February 8, 2022. In connection with entering into the Loan and Security Agreements with EWB and VLL7 and VLL8, warrants to purchase an aggregate of 400,000 shares of common stock issued to the Company’s previous lender were cancelled.

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

Below is the summary of outstanding warrants issued by the Company as of September 30, 2019:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
East West Bank Warrant	40,000	$3.64	February 8, 2017	February 8, 2022
VLL7 and VLL8 Warrants	580,000	2.00	February 8, 2017	February 8, 2022
Total	620,000

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2019 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), and issuance of RSUs vested but not released	1,977,194
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	473,319
Warrants to purchase common stock	620,000
Shares of common stock issuable upon conversion of Series B preferred stock	7,541,449
Total	10,905,850

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

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grants under the 2011 Plan, including shares rolled over from the 2007 Plan and the 2010 Plan. Subsequent to June 6, 2011 through December 31, 2018, the number of shares of common stock authorized for issuance under the 2011 Plan has been increased by an aggregate of 3,500,000 shares.

Stock Option Plans

A summary of activity for the Company’s stock option plans for the nine months ended September 30, 2019 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2018	621,602	$5.87	6.32	$—
Granted	—	—
Cancelled or Expired	(46,000)	8.52
Exercised	—	—
Balance at September 30, 2019	575,602	$5.66	5.97	$400,704
Vested or expected to vest at September 30, 2019	575,602	$5.66	5.97	$400,704
Exercisable at September 30, 2019	575,602	$5.66	5.97	$400,704

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock and the option exercise price of in-the-money options multiplied by the number of such options.

The following table summarizes information about options outstanding as of September 30, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	468,810	6.50	$4.46	468,810	$4.46
$7.50 - $11.30	85,198	3.91	9.74	85,198	9.74
$12.00 - $19.70	17,244	2.76	13.60	17,244	13.60
$21.70 - $24.20	4,350	1.93	23.27	4,350	23.27
$4.36 - $24.20	575,602			575,602

At September 30, 2019, there was no unrecognized stock-based compensation expense.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2019:

	Number of RSUs	Weighted Average Fair Value
Unvested at December 31, 2018	1,367,630	$3.81
Granted	436,182	5.05
Vested	(505,771)	3.45
Forfeited	(83,844)	4.06
Unvested at September 30, 2019	1,214,197	$4.38
Shares vested but not released	187,395	$5.32

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock on the date of grant. As of September 30, 2019, there was $4.4 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.6 years.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$34	$22	$97	$63
Research and development	107	125	334	397
Selling and marketing	193	171	578	519
General and administrative	355	385	1,060	1,008
Total	$689	$703	$2,069	$1,987

Restricted Stock Unit Net Share Settlements

During the nine months ended September 30, 2019 and 2018, the Company repurchased 136,519 and 109,666 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

13. Net Income (Loss) per Common Share Attributable to Identiv Stockholders’ Equity

Basic net income (loss) per share is computed by dividing net income (loss) during the period by the weighted average number of common shares outstanding during that period. Diluted net income (loss) per share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock or the if-converted method of accounting. The calculations for basic and diluted net income (loss) per share for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic EPS:
Numerator:
Net income (loss) attributable to Identiv, Inc.	$1,069	$(287)	$670	$(5,338)
Less: accretion of Series B preferred stock dividends	(262)	—	(780)	—
Net income (loss) available to common stockholders	$807	$(287)	$(110)	$(5,338)

Denominator:
Weighted average common shares outstanding - basic	17,006	15,750	16,933	15,484
Net income (loss) per common share - basic	$0.05	$(0.02)	$(0.01)	$(0.34)

Diluted EPS:
Numerator:
Net income (loss) available to common stockholders	$807	$(287)	$(110)	$(5,338)
Plus: accretion of Series B preferred stock dividends, if dilutive	—	—	—	—
Net income (loss) available to common stockholders	$807	$(287)	$(110)	$(5,338)

Denominator:
Weighted average common shares outstanding - basic	17,006	15,750	16,933	15,484
Dilutive securities:
Stock options	52	—	—	—
RSUs	353	—	—	—
Warrants	355	—	—	—
Total dilutive securities	760	—	—	—
Weighted average common shares outstanding - diluted	17,766	15,750	16,933	15,484
Net income (loss) per common share - diluted	$0.05	$(0.02)	$(0.01)	$(0.34)

The following common stock equivalents have been excluded from diluted net income (loss) per share for the three and nine months ended September 30, 2019 and 2018 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock subject to outstanding RSUs	—	1,455	1,214	1,455
Shares of common stock subject to outstanding stock options	131	622	576	622
Shares of common stock subject to outstanding warrants	—	765	620	765
Shares of common stock issuable upon conversion of Series B preferred stock	5,403	5,000	5,403	5,000
Total	5,534	7,842	7,813	7,842

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

Net revenue and gross profit information by segment for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Premises:
Net revenue	$12,938	$9,364	$32,939	$25,691
Gross profit	7,212	5,363	17,573	14,336
Gross profit margin	56%	57%	53%	56%
Identity:
Net revenue	10,088	10,658	31,846	31,153
Gross profit	3,314	3,121	11,540	8,809
Gross profit margin	33%	29%	36%	28%
Total:
Net revenue	23,026	20,022	64,785	56,844
Gross profit	10,526	8,484	29,113	23,145
Gross profit margin	46%	42%	45%	41%
Operating expenses:
Research and development	2,125	1,860	6,229	5,384
Selling and marketing	4,470	3,915	13,689	12,176
General and administrative	2,591	2,641	7,492	7,952
Increase in fair value of earnout liability	175	—	175	—
Restructuring and severance	(87)	223	(101)	591
Total operating expenses:	9,274	8,639	27,484	26,103
Income (loss) from operations	1,252	(155)	1,629	(2,958)
Non-operating income (expense):
Interest expense, net	(246)	(291)	(766)	(1,239)
Loss on extinguishment of debt, net	—	—	—	(1,369)
Foreign currency gains, net	168	200	96	354
Income (loss) before income taxes and noncontrolling interest	$1,174	$(246)	$959	$(5,212)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and nine months ended September 30, 2019 and 2018 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Americas	$17,825	$15,035	$48,495	$44,172
Europe and the Middle East	2,436	2,161	8,790	6,992
Asia-Pacific	2,765	2,826	7,500	5,680
Total	$23,026	$20,022	$64,785	$56,844

Percentage of net revenue:
Americas	77%	75%	75%	78%
Europe and the Middle East	11%	11%	14%	12%
Asia-Pacific	12%	14%	11%	10%
Total	100%	100%	100%	100%

Concentration of Credit Risk

No customer accounted for 10% or more of net revenue for either of the three or nine months ended September 30, 2019 or 2018. No customer accounted for 10% of net accounts receivable at September 30, 2019 or December 31, 2018.

Long-lived assets by geographic location as of September 30, 2019 and December 31, 2018 are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Property and equipment, net:
Americas	$918	$1,060
Europe and the Middle East	58	43
Asia-Pacific	1,226	1,521
Total property and equipment, net	$2,202	$2,624

Operating lease ROU assets:
Americas	$4,636	$—
Europe and the Middle East	117	—
Asia-Pacific	380	—
Total operating lease right-of-use assets	$5,133	$—

15. Restructuring and Severance

On February 14, 2018, the Company acquired 3VR. As a result of the acquisition, in the three and nine months ended September 30, 2018, the Company incurred restructuring and severance expenses of $223,000 and $591,000, respectively, consisting of facility rental related costs of $102,000 and $280,000, respectively, and severance related costs of $121,000 and $311,000, respectively. In the fourth quarter of 2018, the Company recorded a restructuring accrual of $129,000 for future rental payment obligations associated with vacated office space at its Fremont, California facility. In the third quarter of 2019, the Company sublet the previously vacated office space, and as a result, reversed the remaining restructuring accrual of $91,000. Other restructuring income recorded in the three and nine months ended September 30, 2019 consists of sublease income received in excess of lease payment obligations.

Restructuring and severance activities during the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$104	$—	$129	$—
Restructuring (income) expense for the period	(87)	223	(101)	591
Net payments during the period	(17)	(223)	(28)	(591)
Balance at end of period	$—	$—	$—	$—

16. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2019, respectively. Rent expense was approximately $0.4 million and $1.l million for the three and nine months ended September 30, 2018, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2019 (in thousands):

September 30,
2019
2019 (remaining three months)	$571
2020	2,109
2021	1,605
2022	934
2023	349
Thereafter	525
Total minimum lease payments	6,093
Less: amount of lease payments representing interest	(770)
Present value of future minimum lease payments	5,323
Less: current liabilities under operating leases	(1,914)
Long-term operating lease liabilities	$3,409

As of September 30, 2019, the weighted average remaining lease term for the Company’s operating leases was 3.4 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.4%. Sublease rental income due in the future under non-cancelable subleases was $2.1 million.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $1.6 million for the three and nine months ended September 30, 2019, respectively. Cash received from sublease rentals was $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively.

17. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of September 30, 2019 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2019 (remaining three months)	$12,096	$153	$12,249
2020	1,671	113	1,784
Total	$13,767	$266	$14,033

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

Segments

We have organized our operations into two reportable business segments: Premises and Identity.

In the fourth quarter of 2018, we realigned the way in which we organize our operating segments in making operating decisions and assessing financial performance by combining our Identity and Credentials segments. The combined segment is now referred to as the Identity segment. All comparative segment information for fiscal 2018 has been reclassified to conform to the fiscal 2019 presentation.

Premises

Our Premises segment includes solutions to address the premises security market for customers in government, enterprise, consumer, education, healthcare, banking, retail, transportation and other sectors, including access control, video surveillance, analytics, customer experience and other applications. We sell either individual components or complete bundled solutions, which can include any or all among software, edge controllers, IoT devices, multi-door panels, access readers, access cards, 3VR appliances and other components or services, some of which are detailed below:

Software — Our software platform for premises security ranges from physical access to video analytics and business intelligence. The Hirsch Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. Velocity continues to be especially successful with federal and state government customers. The Freedom and Liberty platforms, acquired from Viscount in January 2019, present an IT-centric and highly scalable alternative, specifically for the SMB market. We believe our VisionPoint™ VMS (Video Management System) for real-time search is an ideal video management software for forensic search, case management and business intelligence. Available in both a Standard and Pro version, with an optional enterprise server for large and remote deployments, VisionPoint VMS provides tools to gather intelligence from video, speed up searches and easily develop cases. VisionPoint VMS can be installed on commercial off-the-shelf hardware, on certified partner hardware, and is included on any of our powerful NVR/HVR appliances.

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

FICAM — We believe our Velocity, MX and TS Reader solution is the highest performance, lowest per-door cost access control system for the U.S. federal government security mandate known as the Federal Identity, Credential and Access Management (“FICAM”) architecture.  Our solution brings all of the advantages above into the next generation of physical security for the U.S. government departments and agencies to achieve Federal Information Processing Standard (“FIPS”) 201 compliance. Similar to our leading Hirsch Velocity solution for the U.S. government market, the Freedom platform is also FICAM-compliant and allows customers to choose an evolutionary, alternative architecture going forward. Within FICAM, the most infrastructure-efficient architecture is a specification known as 13.02.  With Freedom and Velocity, we now are the only vendor providing two 13.02-compliant solutions, and we deliver certain or all of the components of three of the five 13.02 approved solutions at this time.

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

Identity

Our Identity segment includes products and solutions enabling secure access to information serving the logical access and cyber security market, and protecting assets and objects in the IoT with RFID.

Our information security solutions range from securing enterprise information access and secure transactions across PCs, networks, mobile devices, email, login, secure payments, and printers via delivery of smart card reader products and applications. Our information security products include smart card readers, which includes a broad range of contact, contactless, portable and mobile smart card readers, tokens and terminals that are utilized around the world to enable logical access (i.e., PC, network or data access) and security and identification applications, such as national ID, payment, e-Health and e-Government. In addition, we provide mobile apps, software and systems to enable secure and convenient logical access across smart cards and derived credentials on Apple iOS and Android mobile devices. Our solutions include:

Mobile Security — Our mobile security software solutions provide strong security for enterprise and personal mobility, supporting bring-your-own-device (“BYOD”) and two-factor authentication (“2FA”) on mobile devices. We enable Department of Defense (“DoD”) issued Common Access Card (“CAC”), federally issued PIV cards, derived credentials, and commercially issued PIV-I cards to access, sign, encrypt, and decrypt information and emails from Apple iOS and Android mobile phones or tablet devices. These capabilities have allowed over a hundred thousand DoD and federal employees, including the U.S. Navy Reserve, via the Ready-2-Serve (“R2S”) mobile application, to use personal and government-furnished mobile devices to access needed information on-the-go. Our products are customizable to specific customer preferences, providing both high security and excellent end-user convenience. Our seamless support of both government-grade smart card deployments and derived credentials reflects our philosophy of supporting customers' adoption of technologies at their own pace, optimized for their own use cases.

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

Our RFID based solutions address a wide range of applications from access control to asset tracking, product authenticity, brand protection, customer engagement, tamper detection, product instrumentation, transportation access and other IoT applications. The RFID devices enable frictionless interaction with the physical world and are grouped into transponders and access cards. Our solutions include:

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

Acquisitions

In January 2019, we acquired the Freedom, Liberty, and Enterphone™ MESH product and service lines of Viscount Systems, Inc. (“Viscount”). The web-based Freedom and Liberty access control and Enterphone MESH IP telephone entry solutions are known for their early adoption of a web, API-based, cloud-ready architecture, creating an IT-centric software-focused and hardware-light platform. Scaling from small- and medium-sized businesses (“SMB”) up to enterprise scale for government and commercial markets, Freedom and the entry-level Liberty product line are complementary to our other products. With Freedom, customers can build integrated access control and video management systems under one centrally managed or distributed network, seamlessly integrating physical security devices such as card readers, ID management, Active Directory/LDAP, visitor entry, alarm points, and video applications and analytics. We believe the combination creates one of the most-advanced, IT-centric solutions for physical security, delivering a seamless evolution from traditional physical access models to next-generation, cloud and web-based, and mobile-enabled systems. Our TouchSecure (“TS”) readers, TS Cards, VMS platform, mobile logical access and our Identiv Global Services (“IGS”) services are applicable to nearly all Freedom and Liberty customers.

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Americas	$48,495	$44,172
Europe and the Middle East	8,790	6,992
Asia-Pacific	7,500	5,680
Total	$64,785	$56,844

Percentage of net revenue:
Americas	75%	78%
Europe and the Middle East	14%	12%
Asia-Pacific	11%	10%
Total	100%	100%

Net Revenue Trends

Net revenue for the nine months ended September 30, 2019 increased 14% compared with the nine months ended September 30, 2018. Approximately 51% of our net revenue for the nine months ended September 30, 2019 came from our Premises segment. Net revenue from our Premises segment was $32.9 million and $25.7 million for the nine months ended September 30, 2019 and 2018, respectively. Net revenue from our Identity segment, which represented approximately 49% of total net revenue, was $31.8 million for the nine months ended September 30, 2019 compared to $31.2 million in the prior year period.

Net Revenue in the Americas

Net revenue in the Americas was approximately $48.5 million for the nine months ended September 30, 2019, representing approximately for 75% of total net revenue, and was up 10% compared to $44.2 million for the nine months ended September 30, 2018. Net revenue from our Premises solutions for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 61% of our net revenue in the Americas region.

Net revenue in our Premises segment for the nine months ended September 30, 2019 increased 30% compared to the prior year period primarily due to sales of Freedom, Liberty, and Enterphone™ MESH products and services following the acquisition of Viscount in January 2019, higher sales of video technology and analytics software products and related support services, as well as higher sales of physical access control solutions and products, and higher software product sales. Net revenue from our Identity segment decreased 12% for the nine months ended September 30, 2019 compared to the prior year period primarily due to lower smart card reader and access card sales, partially offset by sales of mobile security solution products, including a large bulk order of readers to the U.S. Navy Reserve in the first quarter of 2019.

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

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $16.3 million for the nine months ended September 30, 2019, accounting for 25% of total net revenue, was up 29% compared to $12.7 million for the nine months ended September 30, 2018 primarily as a result of higher sales in both regions. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Premises products increased 11% for the nine months ended September 30, 2019 from the prior year period primarily due to higher sales of physical access control solutions in the Europe and Middle East region partially offset by lower sales of physical access control products in the Asia-Pacific region. Net revenue from our Identity products increased 34% for the nine months ended September 30, 2019 compared with the same period of the prior year primarily due to higher sales of smart card readers and access cards in both regions. Identity smart card readers and access cards comprised approximately 49% of net revenue in both regions for the nine months ended September 30, 2019.

Seasonality and Other Factors

In our business overall, we may experience significant variations in demand for our offerings from quarter to quarter, and typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our physical access control solutions and related products to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year. However, the usual seasonal trend can be negatively impacted by actions such as government shutdowns and the passing of continuing resolutions, which can act to delay the completion of certain projects. Sales of our identity reader chips, many of which are sold to government agencies worldwide, are impacted by testing and compliance schedules of government bodies as well as roll-out schedules for application deployments, both of which contribute to variability in demand from quarter to quarter. Further, this business is typically subject to seasonality based on differing commercial and global government budget cycles.  Lower sales are expected in the U.S. in the first half, and in particular, the first quarter of the year, with higher sales typically in the second half of each year. In Asia-Pacific, with fiscal year-ends in March and June, order demand can be higher in the first quarter as customers attempt to complete projects before the end of the fiscal year. Accordingly, our net revenue levels in the first quarter each year often depend on the relative strength of project completions and sales mix between our U.S. customer base and our international customer base.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative expense) increased 8% for the nine months ended September 30, 2019 compared with the same period in 2018. Research and development expenses increased 16% for the nine months ended September 30, 2019 compared with the same period in 2018 primarily due to additional headcount and related costs associated with the acquisitions of Thursby in the fourth quarter of 2018 and Viscount in the first quarter of 2019. Selling and marketing expenses increased 12% for the nine months ended September 30, 2019 compared with the same period in 2018, primarily due to additional headcount and related costs, and the amortization of acquired intangibles associated with the acquisitions of Thursby in the fourth quarter of 2018 and Viscount in the first quarter of 2019. General and administrative expenses decreased 2% for the nine months ended September 30, 2019, compared with the same period in 2018 primarily due to integration efforts across general and administrative functions, and lower legal and other professional fees.

Results of Operations

The following table includes segment net revenue and segment net profit information by business segment and reconciles gross profit to results of operations before income taxes and noncontrolling interest (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Premises:
Net revenue	$12,938	$9,364	38%	$32,939	$25,691	28%
Gross profit	7,212	5,363	34%	17,573	14,336	23%
Gross profit margin	56%	57%		53%	56%
Identity:
Net revenue	10,088	10,658	(5%)	31,846	31,153	2%
Gross profit	3,314	3,121	6%	11,540	8,809	31%
Gross profit margin	33%	29%		36%	28%
Total:
Net revenue	23,026	20,022	15%	64,785	56,844	14%
Gross profit	10,526	8,484	24%	29,113	23,145	26%
Gross profit margin	46%	42%		45%	41%
Operating expenses:
Research and development	2,125	1,860	14%	6,229	5,384	16%
Selling and marketing	4,470	3,915	14%	13,689	12,176	12%
General and administrative	2,591	2,641	(2%)	7,492	7,952	(6%)
Increase in fair value of earnout liability	175	—	N/A	175	—	N/A
Restructuring and severance	(87)	223	N/A	(101)	591	N/A
Total operating expenses:	9,274	8,639	7%	27,484	26,103	5%
Income (loss) from operations	1,252	(155)	(908%)	1,629	(2,958)	(155%)
Non-operating income (expense):
Interest expense, net	(246)	(291)	(15%)	(766)	(1,239)	(38%)
Loss on extinguishment of debt, net	—	—	100%	—	(1,369)	(100%)
Foreign currency gains, net	168	200	N/A	96	354	N/A
Income (loss) before income taxes and noncontrolling interest	$1,174	$(246)	(577%)	$959	$(5,212)	(118%)

Net Revenue

For the three months ended September 30, 2019, net revenue was $23.0 million, up 15% compared with $20.0 million for the comparable period in 2018. For the nine months ended September 30, 2019, net revenue was $64.8 million, up 14% compared with $56.8 million for the comparable period in 2018. Net revenue was higher for the three and nine months ended September 30, 2019, as a result of higher sales across both segments.

For the three months ended September 30, 2019, net revenue in our Premises segment was $12.9 million, an increase of 38% from $9.4 million for the comparable period in 2018. For the nine months ended September 30, 2019, net revenue in our Premises segment was $32.9 million, an increase of 28% from $25.7 million for the comparable period in 2018. The increase for the three and nine months ended September 30, 2019 was primarily due to sales of Freedom, Liberty, and Enterphone™ MESH products and services following the acquisition of Viscount in January 2019, higher sales of video technology and analytics software products and related support services, higher sales of physical access control solutions, as well as higher software sales.

For the three months ended September 30, 2019, net revenue in our Identity segment was $10.1 million, a decrease of 5% from $10.7 million for the comparable period in 2018. The decrease was primarily due to lower sales of smart card readers and access card product sales, offset by sales of mobile security solution products and higher sales of transponder products. For the nine months ended September 30, 2019, net revenue in our Identity segment was $31.8 million, an increase of 2% from $31.2 million for the comparable period in 2018. The increase was primarily due to sales of mobile security solution products and higher sales of transponder products, offset by lower sales of access card product sales.

Gross Profit

Gross profit in the three months ended September 30, 2019 was $10.5 million, or 46% of net revenue, compared with $8.5 million, or 42% of net revenue in the comparable period of 2018. Gross profit in the nine months ended September 30, 2019 was $29.1 million, or 45% of net revenue, compared with $23.1 million, or 41% of net revenue in the comparable period of 2018.Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

In our Premises segment, gross profit was $7.2 million in the three months ended September 30, 2019 compared with $5.4 million in the comparable period of 2018, and $17.6 million and $14.3 million in the nine months ended September 30, 2019 and 2018, respectively. Gross profit margins in the Premises segment of 56% in the three months ended September 30, 2019 were comparable to 57% in the three months ended September 30, 2018. Gross profit margins in this segment for the nine months ended September 30, 2019 of 53% were lower than the comparable period of 2018 of 56% primarily due to adjustments to our inventory reserves in the first quarter of 2019 as a result of management’s assessment of on-hand inventory levels and demand forecasts.

In our Identity segment, gross profit was $3.3 million in the three months ended September 30, 2019 compared with $3.1 million in the comparable period of 2018, and $11.5 million and $8.8 million in the nine months ended September 30, 2019 and 2018, respectively. Gross profit margins in the Identity segment increased to 33% in the three months ended September 30, 2019 from 29% in the comparable period of 2018 and was primarily attributable to the change in product mix, with a lower proportion of lower margin third party access card sales and a higher percentage of software and service sales compared to the prior year period. Gross profit margins in this segment for the nine months ended September 30, 2019 of 36% were higher than the comparable period of 2018 of 28% primarily due to a large bulk order of readers to the U.S. Navy Reserve in the first quarter of 2019.

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

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2019 and 2018 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Research and development	$2,125	$1,860	14%	$6,229	$5,384	16%
as a % of net revenue	9%	9%		10%	9%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and nine months ended September 30, 2019 increased compared to the comparable prior year periods primarily due to additional headcount and related costs associated with the acquisitions of Thursby in the fourth quarter of 2018 and Viscount in the first quarter of 2019.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Selling and marketing	$4,470	$3,915	14%	$13,689	$12,176	12%
as a % of net revenue	19%	20%		21%	21%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three and nine months ended September 30, 2019 increased compared to the prior year periods primarily due to additional headcount and related costs, and the amortization of acquired intangibles associated with the acquisitions of Thursby in the fourth quarter of 2018 and Viscount in the first quarter of 2019.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
General and administrative	$2,591	$2,641	(2%)	$7,492	$7,952	(6%)
as a % of net revenue	11%	13%		12%	14%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expense for the three months ended September 30, 2019 decreased compared with the prior year period primarily due to lower legal and other professional fees. General and administrative expense for the nine months ended September 30, 2019 decreased compared with the prior year period primarily due to integration efforts across general and administrative functions, and lower legal and other professional fees in the third quarter of 2019.

Increase in Fair Value of Earnout Liability

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Increase in fair value of earnout liability	$175	$—	N/A	$175	$—	N/A

Earnout consideration expense for the three and nine months ended September 30, 2019 was attributable to the increase in fair value of earnout liability associated with the Viscount acquisition from $200,000 to $375,000 in the third quarter of 2019.

Restructuring and Severance Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Restructuring and severance	$(87)	$223	(139%)	$(101)	$591	(117%)

In the three and nine months ended September 30, 2018, we incurred restructuring and severance expenses consisting primarily of facility rental related costs and severance related costs associated with the acquisition of 3VR in the first quarter of 2018.

In the fourth quarter of 2018, we recorded a restructuring accrual of $129,000 for future rental payment obligations associated with vacated office space at our Fremont, California facility. In the third quarter of 2019, we sublet the previously vacated office space and reversed the remaining restructuring accrual of $91,000. Other restructuring income recorded in the three and nine months ended September 30, 2019 consists of sublease income received in excess of lease payment obligations.

See Note 15, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense, Net and Loss on Extinguishment of Debt

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Interest expense, net	$(246)	$(291)	(15%)	$(766)	$(1,239)	(38%)
Loss on extinguishment of debt	$—	$—	—%	$—	$(1,369)	(100%)

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability on a long-term payment obligation arising from our acquisition of Hirsch Electronics Corporation. The lower net interest expense for the three months ended September 30, 2019 compared to the comparable period of 2018 was primarily attributable to lower interest related costs associated with the amendment of our revolving loan facility in the first quarter of 2019. The lower net interest expense for the nine months ended September 30, 2019 was primarily attributable to the $5.0 million principal repayment under our previous term loan payable with Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL 8”) in May 2018.

For the nine months ended September 30, 2018, the loss on extinguishment of debt represents the difference between the reacquisition price of the remaining amounts outstanding under our term loan with our previous lender and its net carrying amount.

Foreign Currency Gains, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Foreign currency gains, net	$168	$200	(16%)	$96	$354	(73%)

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. dollar, the Indian Rupee, and the Euro. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	% Change	2019	2018	% Change
Income tax provision	$(105)	$(41)	156%	$(289)	$(121)	139%
Effective tax rate	9%	(17%)		(30%)	2%

As of September 30, 2019, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three and nine months ended September 30, 2019. The effective tax rates for the three and nine months ended September 30, 2019 and 2018 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates. The annual effective tax rate (“AETR”) as calculated under ASC 740 based on annual projected book income (loss) is highly sensitive to changes in such book income (loss) due to marginal projected book income and relatively significant permanent items (state and foreign taxes). The AETR as calculated is deemed highly sensitive to changes in estimates of total ordinary income or loss in periods of marginal statutory net income and actual year-to-date has been determined to be the best estimate of AETR.

Liquidity and Capital Resources

As of September 30, 2019, our working capital, which we define as current assets less current liabilities, was $12.7 million at both September 30, 2019 and December 31, 2018. As of September 30, 2019, our cash balance was $11.1 million.

On February 8, 2017, we entered into Loan and Security Agreements (each, a “Loan and Security Agreement”) with East West Bank (“EWB”) and VLL7 and VLL8. The Loan and Security Agreement with EWB provided for a $10.0 million revolving loan facility, and the Loan and Security Agreement with VLL7 and VLL8 provided for a term loan in an aggregate principal amount of $10.0 million. On February 6, 2019, we amended our Loan and Security Agreement with EWB, which increased the Revolving Loan Facility from $16.0 million to $20.0 million, lowered the interest rate from prime rate plus 1.0% to prime rate plus 0.75%, extended the maturity date to February 8, 2021, and amended certain financial covenants, including covenants with respect to minimum EBITDA levels. See Note 9, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information.

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

On December 20, 2017, we entered into a Securities Purchase Agreement with each of 21 April Fund, Ltd. and 21 April Fund, LP (collectively, the “Purchasers”), in which we, through a private placement, agreed to issue and sell an aggregate of up to 5,000,000 shares of Series B non-voting convertible preferred stock. The Purchasers purchased an aggregate of 3,000,000 preferred shares at a price of $4.00 per share in cash at the initial closing of the transaction. On May 30, 2018, we completed the second closing of the private placement of 2,000,000 preferred shares at a price of $4.00 per share. The total purchase price paid to us was $20.0 million, of which $12.0 million was paid at the initial closing and $8.0 million at the second closing. We are required to use the proceeds from the issuance of the preferred shares to pay off existing debt obligations and to fund future acquisitions of technology, business and other assets. See Note 11, Stockholders’ Equity, in the accompanying notes to our condensed consolidated financial statements for more information.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of September 30, 2019, the amount of cash included at such subsidiaries was $1.9 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

While we have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of September 30, 2019, we had a total accumulated deficit of $403.7 million

We believe our existing cash balance, together with cash generated from operations and available credit under our Loan and Security Agreement, will be sufficient to satisfy our working capital needs to fund operations for the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also choose to finance our cash requirements through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital, if required, will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	$1,370	$(3,011)
Net cash used in investing activities	(1,489)	(2,018)
Net cash provided by financing activities	595	735
Effect of exchange rates on cash	(290)	(518)
Net increase (decrease) in cash	186	(4,812)
Cash at beginning of period	10,866	19,052
Cash at end of period	$11,052	$14,240

Cash flows from operating activities

Cash provided by operating activities for the nine months ended September 30, 2019 was primarily due to net income of $0.7 million and adjustments for certain non-cash items of $4.9 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, and stock-based compensation, partially offset by a decrease in cash from net changes in operating assets and liabilities of $4.2 million. Cash used in operating activities for the nine months ended September 30, 2018 was primarily due to the net loss of $5.3 million and a decrease in cash from net changes in operating assets and liabilities of $3.9 million, partially offset by adjustments for certain non-cash items of $6.2 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, loss on extinguishment of debt, and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2019 was $1.5 million, of which $1.3 million related to the acquisition of Viscount, and $0.2 million related to capital expenditures. Cash used in investing activities for the nine months ended September 30, 2018 was $2.0 million, of which $1.4 million related to the acquisition of 3VR, net of cash acquired, and $0.6 million related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities during the nine months ended September 30, 2019 was primarily due to borrowings under our revolving loan facility of $5.4 million, partially offset by repayment of notes payable of $2.0 million associated with the acquisition of 3VR, repayments under our revolving loan facility of $2.1 million, and taxes paid related to net share settlement of restricted stock units of $0.7 million. Cash provided by financing activities during the nine months ended September 30, 2018 related primarily to borrowings of debt, net of issuance costs, of $16.9 million, and issuance of $7.9 million of Series B preferred stock, net of issuance costs, offset by repayment of debt of $23.6 million and taxes paid related to net share settlement of restricted stock units of $0.5 million.

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

As a result of adopting ASC 842 as of January 1, 2019, there has been a material change in our critical accounting policies during the nine months ended September 30, 2019, as described in Note 1, Significant Accounting Policies and Recent Accounting Pronouncements, and Note 16, Leases, to our condensed consolidated financial statements included in Part I, Item I of this Form 10-Q. With the exception of this change, during the three months ended September 30, 2019, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2019, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Defendants filed motions to dismiss the second amended complaint in the Oswald action under Rule 12(b)(6) on January 16, 2018.  After further briefing and argument, on April 13, 2018, the court entered an order granting defendants’ motions to dismiss. On April 19, 2018, plaintiff Oswald filed a motion for leave to file a third amended complaint. On that same date, plaintiff Chopra, a plaintiff in a related and stayed derivative action in state court, filed a motion to intervene in the Oswald action. After further briefing and argument, on July 16, 2018, the court entered an order granting the Chopra motion to intervene and denying the Oswald motion for leave to file a third amended complaint. After the filing of an unopposed administrative motion for entry of judgment by defendants, on October 1, 2018, the court entered an order granting administrative motion for entry of final judgment and entered final judgment in favor of all named defendants and against plaintiffs Oswald and Chopra. On October 23, 2018, plaintiff Oswald filed a notice of appeal with the Ninth Circuit. Responsive appellate briefs were filed July 19, 2019. Plaintiff’s reply appellate brief was filed on August 9, 2019. In the interim, the state court Chopra and Wollnik actions have remained stayed with periodic status conferences.  The next status conferences have been scheduled in the Chopra and Wollnik cases on June 16, 2020. We intend to vigorously defend against these lawsuits. We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2019 and 2018, we repurchased 136,519 shares and 109,666 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

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

IDENTIV, INC.

November 12, 2019	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

November 12, 2019	By:	/S/ Sandra Wallach
Sandra Wallach
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)