Form 10-K
period 2019-12-31
Identiv, Inc.
filed 2020-03-18
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Based on the closing sale price of the Registrant’s Common Stock on the Nasdaq National Market System on June 30, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $73,160,800.

At March 9, 2020, the Registrant had outstanding 17,456,041 shares of Common Stock, excluding 1,259,675 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2019 are incorporated by reference into Part II, Item 5 and Part III of this Report.

Identiv, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2019

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

Our physical security platform is anchored by our Hirsch Velocity management software, our line of controllers including the advanced MX line, our TouchSecure access readers, our 3VR VisionPoint™ VMS video management software, a wide range of integrations and our Identiv Global Services (“IGS”) team that develops optimized solutions for our customers’ total business and security environment, incorporating our products and partner products that together best serve our customers’ goals. We have further extended our physical access platform with our Identiv Connected Physical Access Manager (“ICPAM”) software, derived from Cisco’s Physical Access Manager (“CPAM”) system.

In January 2019, we acquired substantially all assets of the Freedom, Liberty, and Enterphone™ MESH products and services of Viscount Systems, Inc. (“Viscount”). The web-based Freedom and Liberty access control and Enterphone MESH IP telephone entry solutions are known for their early adoption of a web, API-based, cloud-ready architecture, creating an IT-centric software-focused and hardware-light platform. Scaling from small- and medium-sized businesses (“SMB”) up to enterprise scale for government and commercial markets, Freedom and the entry-level Liberty product line are complementary to our other products. With Freedom, customers can build integrated access control and video management systems under one centrally managed or distributed network, seamlessly integrating physical security devices such as card readers, ID management, Active Directory/LDAP, visitor entry, alarm points, and video applications and analytics. We believe the combination creates one of the most-advanced, IT-centric solutions for physical security, delivering a seamless evolution from traditional physical access models to next-generation, cloud and web-based, and mobile-enabled systems. Our TouchSecure (“TS”) readers, TS Cards, VMS platform, mobile logical access and our IGS services are applicable to nearly all Freedom and Liberty customers.

We sell either individual components or complete bundled solutions which can include any or all among software, edge controllers, IoT devices, multi-door panels, access readers, access cards, and other hardware appliances and components or services, some of which are detailed below:

Software — Our software platform for premises security ranges from physical access to video management and analytics for both security and business intelligence. The Hirsch Velocity software platform enables centralized management of access and security operations across an organization, including control of doors, gates, turnstiles, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a robust audit trail. Velocity continues to be successful with federal and state government customers. The Freedom and Liberty platforms present an IT-centric and highly scalable alternative, specifically for the SMB market. We believe our 3VR VisionPoint™ VMS (Video Management System) for real-time searches is an ideal video management software for forensic searches, case management, and business intelligence. The 3VR solution is scalable from a single site to thousands of sites in an enterprise environment using the optional enterprise server. VisionPoint VMS also provides tools to gather intelligence from video, speed up searches, and aid in fast and efficient case management. The 3VR VisionPoint™ VMS can be installed on commercial off-the-shelf hardware, on certified partner hardware, and is also available on any of our powerful NVR/HVR appliances. Complementing our core software product families are a line of smart apps designed to maximize the portability and access to each solution, and also to utilize technologies like Bluetooth to create frictionless access opportunities for customers where their smart device becomes their access credential. This new app-based direction for Identiv also delivers on the needs of today’s CIO or IT Admin, who are often working remotely and need real-time access to their security systems, whether to respond to system alerts, or to do tasks normally relegated to a desk like adding, deleting, or editing access credentials.

Controllers — Our modular Hirsch MX controllers are designed to be scalable, allowing customers to start with a small system and expand over time as needed. Hirsch MX controllers can operate autonomously, whether as a single controller or as part of a networked system with Velocity software. Our Freedom Crypto and IoT Bridges provide hardware-light solutions, providing low-cost implementations and building a bridge to fully software-defined, hardware-light (or hardware-free) access platforms.

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

Access Readers — Our family of TS readers offer multiple layers of security based on a certified hardware security element. These door readers provide unique features to support a wide range of security standards. We support the majority of legacy cards with a robust next-generation platform that can help companies migrate to more secure credentials and technologies, including smart cards, near field communication ("NFC") and government-issued credentials including Common Access Card (“CAC”), Personal Identification Verification (“PIV”), Personal Identification Verification – Interoperable (“PIV-I”) and others. Additionally, our Scramblepad readers employ numerical scrambling on the keypad to protect access codes from being stolen as they are entered and providing both secure two-factor authentication and convenient alternative-factor access. For the commercial market, our new line of

Bluetooth (“BLE”) readers, and mobile BLE credentialing, deliver secure, frictionless access to a market that wants fewer physical keys and more ways to make their smart devices the key chain for any credential they use in their business and personal lives.

Identiv Global Services —  Identiv Global Services provides a comprehensive catalog of end-to-end services that facilitates customer success, drives deeper adoption of our product portfolio and encourages long-term customer engagement.  IGS supports customers throughout their premises security lifecycle from system design, to integration, deployment and managed services.  IGS experts enable customers to address today’s complex security and IT systems interoperability requirements and helps them achieve a tailor-made solution.

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

Access Cards — Our uTrust cards encompass RFID contactless single-technology, multi-technology, or credentials with a contact chip, including uTrust Proximity 125 KHz Credentials, uTrust Smart ID Secure Credentials, uTrust MIFARE Classic Credentials, uTrust MIFARE DESFire Credentials, and our uTrust TS Cards. This gives our customers easy access to RFID technology for reliable data exchange of physical access control system (PACS) data, up to options for versatile, high-frequency, interoperable, MIFARE-compatible smart cards. Our uTrust TS Cards address emerging security requirements while maintaining compatibility with existing low-security standards such as prox. Combined with Identiv readers (or 3rd party readers for low-frequency 125 KHz), we believe they offer the first complete solution to allow customers to pay only for the most basic low-frequency proximity access technology while having the ability to evolve to the higher-security high-frequency and highest-security public key infrastructure (“PKI”) based credentials for stronger authentication. This product line exemplifies our values: we place no burden on our customers, instead providing what we believe to be the most cost-effective solution to their basic needs; and then delivering within this platform the ability for them to move to higher-level needs and capabilities, when they want, when they are ready and when they will realize economic and experience benefits.

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

We build on our experience addressing solutions across multiple markets, including government, transportation, healthcare, education, banking, retail, critical infrastructure and others. Our common advantages across all of our segments, in addition to a shared set of technologies and supply chain, is our more than 30 years of expertise and sustained reputation as the go-to source for what we believe to be the top-quality, most reliable, most cost-effective solution.  We drive an intense commitment to our customers, to ensure we are delivering business-supporting solutions to them and honoring a straightforward, respectful, trustworthy and business-based relationship at all times, and for a long time. In both of our segments we have a long track-record within the industry, and this positions us as a trusted advisor, supplier and business partner.

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

Since virtually all access control customers deploy video security, we believe the opportunity for a combined product with robust feature sets represents a substantial portion of the overall market and makes the system more effective. Access control systems manage the most critical event in a security system:  Access granted or access denied.  Access control systems are based on rigorous identification of trusted people within an organization or a community.  This provides the two critical ingredients for successful video security:  A list of already-trusted people, as well as alarms and events to focus video attention and analytics where they are most relevant. Without this leverage, video is a massive data stream that is often unmanageable in real-time and cumbersome to sort through forensically.

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

Customers

We sell to customers worldwide in a range of markets, including government, enterprise, consumer, financial services, healthcare and transportation. Sales to our ten largest customers accounted for 24% of total net revenue in 2019 and 28% of total net revenue in 2018. A significant amount of revenue is sourced from sales of products and systems to our OEM partners and an indirect sales network who sell to various entities within the U.S. federal government sector. U.S. federal government sales are primarily delivered through our OEM partners and an indirect sales network or are priced using published General Service Administration schedules.

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

We believe that we compete favorably within our market environment; our ability to continue to successfully compete is subject to a variety of factors, as further discussed below in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Backlog

We generally do not maintain a significant level of backlog and revenue in any quarter significantly depends on contracts entered into or orders received and shipped in that quarter. The majority of our sales are made primarily pursuant to purchase orders for current delivery or agreements covering purchases over a period of time. While our customer contracts generally do not require fixed long-term purchase commitments, from time to time we do enter into customer contracts where delivery of products, systems or services is ongoing or is scheduled over multiple quarters or years. In view of our order and shipment patterns, and because of the possibility of customer changes in delivery schedules or cancellation of orders, we do not believe that the ongoing arrangements we enter into provide meaningful backlog figures or are necessarily indicative of actual sales for any succeeding period.

Research and Development

We have made and continue to make significant investments in research and development. Research and development expenses were $8.6 million in 2019 and $7.2 million in 2018. We capitalized payroll related expenses related to development of our card issuance services of approximately $106,000 and $29,000 in 2019 and 2018, respectively. In addition, we capitalized $401,000 of software development costs in 2017 for costs incurred subsequent to a certain product achieving technological feasibility and prior to the product’s general release to customers. No software development costs were capitalized in 2019 or 2018.

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

Employees

As of December 31, 2019, we had 289 employees, of which 77 were in research and development, 84 were in sales and marketing, 31 were in general and administrative and 97 were in manufacturing and related functions. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Corporate Information

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in California and Texas; Chennai, India; Munich, Germany; and local operations and sales facilities in Germany, the United Kingdom, Hong Kong, Singapore, Vancouver, Canada; India and the United States.  We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

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

Defendants filed motions to dismiss the second amended complaint in the Oswald action under Rule 12(b)(6) on January 16, 2018.  After further briefing and argument, on April 13, 2018, the court entered an order granting defendants’ motions to dismiss. On April 19, 2018, plaintiff Oswald filed a motion for leave to file a third amended complaint. On that same date, plaintiff Chopra, a plaintiff in a related and stayed derivative action in state court, filed a motion to intervene in the Oswald action. After further briefing and argument, on July 16, 2018, the court entered an order granting the Chopra motion to intervene and denying the Oswald motion for leave to file a third amended complaint. After the filing of an unopposed administrative motion for entry of judgment by defendants, on October 1, 2018, the court entered an order granting administrative motion for entry of final judgment and entered final judgment in favor of all named defendants and against plaintiffs Oswald and Chopra. On October 23, 2018, plaintiff Oswald filed a notice of appeal with the Ninth Circuit. The appeal has been fully briefed and subsequently argued on March 5, 2020. In the interim, the state court Chopra and Wollnik actions have remained stayed with periodic status conferences.  The next status conferences have been scheduled in the Chopra and Wollnik cases on June 16, 2020. We intend to vigorously defend against these lawsuits. We are approaching the coverage limits on our directors’ and officers’ insurance policy, with approximately $900,000 of coverage remaining under such policy. We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

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

Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

•	business and economic conditions overall and in our markets;
•	the timing and size of customer orders, including orders that may be tied to annual or other budgetary cycles, seasonal demand, product plans or program roll-out schedules;
•	the effects of the U.S. Government shut downs, spending cuts and other changes in budget allocation or availability that create uncertainty for customers in certain parts of our business;
•	the absence of significant backlog in our business;
•	cancellations or delays of customer orders or the loss of a significant customer;

•	the length of sales cycles associated with our product or service offerings;
•	variations in the mix of products and services we sell;
•	reductions in the average selling prices that we are able to charge due to competition, new product introductions or other factors;
•	our ability to obtain an adequate supply of quality components and to deliver our products on a timely basis;
•	our inventory levels and the inventory levels of our customers and indirect sales channels;
•	the extent to which we invest in development, sales and marketing, and other expense categories;
•	acquisitions, dispositions or organizational restructuring;
•	fluctuations in the value of foreign currencies against the U.S. dollar;
•	the cost or impact of litigation; and
•	the write-off of investments.

Estimating the amount and mix of future revenues is difficult, and our failure to do so accurately could affect our ability to be profitable or reduce the market price for our stock.

Accurately estimating future revenues is difficult because the purchasing patterns of our customers can vary depending upon a number of factors. We sell our smart card readers primarily through a channel of distributors who place orders on an ongoing basis depending on their customers’ requirements. As a result, the size and timing of these orders can vary from quarter to quarter.  Market demand for RFID and NFC technology is resulting in larger program deployments of these products and components, as well as increasing competition for these solutions. Across our business, the timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected, as was the case in the fourth quarter of 2019, for example. In addition, from time to time, we may experience an unexpected increase or decrease in demand for our products resulting from fluctuations in our customers’ budgets, purchasing patterns or deployment schedules. These occurrences are not always predictable and can have a significant impact on our results in the period in which they occur.

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

On February 8, 2017, we entered into a Loan and Security Agreement with East West Bank ("EWB"). The Loan and Security Agreement, as amended, with EWB provided for a $20.0 million revolving loan facility (the “Revolving Loan Facility”). On January 28, 2020, we entered into an amendment (the “Twelfth Amendment”) to our Loan and Security Agreement with EWB, which provided a new term loan facility (“EWB Term Loan”) in a principal amount of $4.5 million and reduced the revolving loan facility under the Loan and Security Agreement from $20.0 million to $15.5 million. Our obligations under the agreement are secured by substantially all of our assets. The Revolving Loan Facility contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on our ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets. The Revolving Loan Facility also contains various financial covenants. In addition, the Revolving Loan Facility contains customary events of default that entitle EWB to cause any or all of our indebtedness under the Revolving Loan Facility to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, EWB may terminate their lending commitments and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Loan and Security Agreement to be immediately due and payable. If repayment of the indebtedness is accelerated, we could face a substantial liquidity problem and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness.

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

On November 2, 2018, we acquired Thursby Software Systems, Inc., or Thursby, for $3.1 million in cash, net of cash acquired, and common stock. In the event that revenue from Thursby products met certain thresholds, we would have been obligated to issue earnout consideration payable in shares of our common stock, subject to certain conditions. Additionally, if 2020 revenue from Thursby products exceeds $15.0 million, we will be obligated to issue an additional $2.5 million in earnout consideration payable in shares of our common stock. The maximum total earnout consideration payable for all periods is $7.5 million in the aggregate, payable in shares of our common stock.

On January 2, 2019, we completed the purchase of substantially all the assets of the Freedom, Liberty, and Enterphone™ MESH products and services of Viscount Systems, Inc., or VSI, and the assumption of certain liabilities for $3.2 million in cash and common stock. Additionally, in the event that revenue from the assets purchased under the agreement in 2019 is greater than certain specified revenue targets, we will be obligated to issue earnout consideration of up to a maximum of $3.5 million payable in shares of our common stock. At the date of acquisition, we assessed the probability of the issuance of shares related to the earnout consideration and determined its fair value to be $200,000. In the third and fourth quarter of 2019, we reassessed the probability and increased the fair value of the earnout consideration liability by $550,000 to $750,000. This increase was included in operating expenses in the Company’s consolidated statements of operations. In the event that such revenue targets are not met in 2019, but 2020 revenue from the assets purchased exceeds certain higher targets for 2020, then we will be obligated to issue up to a maximum of $2.25 million in earnout consideration payable in shares of our common stock.

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

We record goodwill and intangible assets at fair value upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill and indefinite-lived intangible assets are evaluated for impairment annually or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of a reporting unit could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. Any such charges could have a material adverse effect on our results of operations or financial condition.

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

We derive a substantial portion of our revenues from indirect sales to U.S. federal, state and local governments and government agencies, as well as from subcontracts under federal government prime contracts. Large government programs are an important market for our business, as high-security systems employing physical access, smart card, RFID or other access control technologies are increasingly used to enable applications ranging from authorizing building and network access for federal employees to paying taxes online, to citizen identification, to receiving health care. We believe that the success and growth of our business will continue to be influenced by our successful procurement of government business either directly or through our indirect sales channels. Accordingly, changes in government purchasing policies or government budgetary constraints, including government shutdowns, could directly affect our financial performance. Sales to government agencies and customers primarily serving the U.S. Government, including further sales pursuant to existing contracts, may be adversely affected by factors outside our control, such as, federal government shutdowns or other Congressional actions to reduce federal spending, and by adverse economic, political or market conditions. A reduction in current or future anticipated sales to the U.S. Government sector could harm our results of operations.

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

The recent coronavirus (COVID-19) outbreak could adversely affect our financial condition and results of operation.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China and has since spread to other parts of the world. The impact of the outbreak of COVID-19 on the businesses and the economy in China and the rest of the world is unknown. If the impact is significant, the outbreak could impact our ability to develop business, conduct operations, and obtain components used in our solutions in any region that is significantly impacted by the outbreak. The extent to which COVID-19 outbreak will impact business and the economy is highly uncertain and cannot be predicted. Accordingly, we cannot predict the extent to which our financial condition and results of operations will be affected.

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

Sales to our ten largest customers accounted for 24% of total net revenue in 2019 and 28% of total net revenue in 2018. No customer accounted for 10% or more of our total net revenue in 2019 or 2018. A significant amount of revenue is sourced from sales of products and systems to our original equipment manufacturer partners and an indirect sales network who sell to various entities within the U.S. federal government sector. We cannot guarantee that future reductions in U.S. Government budgets will not impact our sales to these government entities or that the terms of existing contracts will not be subject to renegotiation. Our loss of one or more significant customers could have a significant adverse impact on our business, financial condition and results of operations.

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

As part of our technical support services, we agree, from time to time, to possess all or a portion of the security system database of our customers. This service is subject to a number of risks. For example, despite our security measures our systems may be vulnerable to cyber-attacks by hackers, physical break-ins and service disruptions that could lead to interruptions, delays or loss of data. If any such compromise of our security were to occur, it could be very expensive to correct, could damage our reputation and result in the loss of customers, and could discourage potential customers from using our services. We could also be liable for damages and penalties. Although we have not experienced a cyber or physical security breach, we may experience such attempts in the future. Our systems also may be affected by outages, delays and other difficulties. Our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

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

We market and sell our products and solutions to customers in many countries around the world. To support our global sales, customer base and product development activities, we maintain offices and/or business operations in several locations around the world, including Germany, Hong Kong, India, Japan, Singapore, Canada, and the U.S. We also maintain manufacturing facilities in Singapore and California and engage contract manufacturers in multiple countries outside the U.S. Managing our global development, sales, administrative and manufacturing operations places a significant burden on our management resources and our financial processes and exposes us to various risks, including:

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

Our U.S. Government business is also dependent upon the receipt of certain governmental approvals or certifications and failure to receive such approvals or certifications could have a material adverse effect on our sales in those market segments for which such approvals or certifications are customary or required. Government agencies in the U.S. and other countries may audit our business as part of their routine audits and investigations of government procurement programs. Based on the outcome of any such audit, if any of our costs are found to be improperly allocated to a specific order, those costs may not be reimbursed, and any costs already reimbursed for such order may have to be refunded. If a government agency audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions. A negative audit could materially affect our competitive position and result in a material adverse impact on our business, financial condition and results of operations.

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

Our future success will depend, in part, upon our intellectual property rights and our ability to protect these rights. We rely on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. From time to time, we may be required to use litigation to protect our proprietary technology. This may result in our incurring substantial costs and we may not be successful in any such litigation. Despite our efforts to protect our proprietary rights, unauthorized third parties may copy aspects of our products, obtain and use information that we regard as proprietary, or infringe upon our patents. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to the same extent as do the laws in the U.S. Because many of our products are sold and a significant portion of our business is conducted outside the U.S., our exposure to intellectual property risks may be higher. Our efforts to protect our proprietary and intellectual property rights may not be adequate. Additionally, there is a risk that our competitors will independently develop similar technology or duplicate our products or design around patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our competitive position could be harmed and we could lose market share.

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

Over the past few years, The Nasdaq Capital Market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price may result from a number of factors, including, among others:

•	low volumes of trading activity in our stock;
•	technical trading patterns of our stock;
•	variations in our or our competitors’ financial and/or operational results;
•	the fluctuation in market value of comparable companies in any of our markets;
•	expected or announced news about partner relationships, customer wins or losses, product announcements or organizational changes;
•	comments and forecasts by securities analysts;
•	litigation developments;
•	global developments, including war, acts of terrorism, contagions such as COVID-19, and other such events; and
•	general market downturns.

In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation.

We have been named as a defendant in putative securities class action and derivative lawsuits. These lawsuits and other litigation could cause us to incur substantial expenses and divert our attention and resources.

Securities class action lawsuits have often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the technology industry are particularly vulnerable to this kind of litigation due to the volatility of their stock prices. We and a number of our current and former officers and directors were defendants in a putative class action lawsuit that was dismissed without prejudice in March 2018 and are defendants in derivative litigation, which is discussed in the Section, entitled “Legal Proceedings.” Any litigation to which we are a party has and may continue to result in the diversion of management attention and resources from our business and business strategy. In addition, any litigation to which we are a party may result in onerous or unfavorable judgments that may not be reversed upon appeal and that may require us to pay substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could have a material adverse effect our business, financial condition or results of operations.

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

In addition, we have reserved shares of common stock for potential future issuance including stock issuable pursuant to our equity incentive plans, as contingent consideration related to previous acquisitions, the conversion of our preferred stock and warrants issued in connection with previous capital raises and other transactions. As of March 9, 2020, 1,733,803 shares of common stock are reserved for future grants and outstanding equity awards under our equity incentive plans and an additional 8,992,996 shares of common stock are reserved for future issuance in connection with other potential issuances. We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future financings or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock.

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

Our corporate headquarters are located in Fremont, California and we maintain operational headquarters in Santa Ana, California. We lease additional facilities to house our engineering, sales and marketing, administrative and manufacturing functions. At December 31, 2019, our major facilities consisted of the following:

Location	Function	Square Feet	Lease Expiration
Fremont, California	Corporate headquarters	5,678	November 2020
Santa Ana, California	Administration; manufacturing; research and development	34,599	January 2023
Arlington, Texas	Administration; sales	5,700	October 2023
Vancouver, Canada	Manufacturing; research and development	7,206	December 2025
Sauerlach, Germany	European operations; research and development; sales	5,156	April 2020
Chennai, India	Research and development	17,500	October 2020
Singapore	RFID/NFC product manufacturing	16,060	May 2020

ITEM 3.	LEGAL PROCEEDINGS

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

Defendants filed motions to dismiss the second amended complaint in the Oswald action under Rule 12(b)(6) on January 16, 2018.  After further briefing and argument, on April 13, 2018, the court entered an order granting defendants’ motions to dismiss. On April 19, 2018, plaintiff Oswald filed a motion for leave to file a third amended complaint. On that same date, plaintiff Chopra, a plaintiff in a related and stayed derivative action in state court, filed a motion to intervene in the Oswald action. After further briefing and argument, on July 16, 2018, the court entered an order granting the Chopra motion to intervene and denying the Oswald motion for leave to file a third amended complaint. After the filing of an unopposed administrative motion for entry of judgment by defendants, on October 1, 2018, the court entered an order granting administrative motion for entry of final judgment and entered final judgment in favor of all named defendants and against plaintiffs Oswald and Chopra. On October 23, 2018, plaintiff Oswald filed a notice of appeal with the Ninth Circuit. The appeal has been fully briefed and subsequently argued on March 5, 2020. In the interim, the state court Chopra and Wollnik actions have remained stayed with periodic status conferences.  The next status conferences have been scheduled in the Chopra and Wollnik cases on June 16, 2020. We intend to vigorously defend against these lawsuits. We are approaching the coverage limits on our directors’ and officers’ insurance policy, with approximately $900,000 of coverage remaining under such policy. We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

From time to time, we may become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Information concerning our executive officers as of March 1, 2020 is as follows:

Steven Humphreys, 58, has served as our Chief Executive Officer since September 9, 2015 and as a director of the Company since July 1996. Mr. Humphreys previously served as Chairman of the Board from September 2013 until September 9, 2015.  Previously, he also served as Lead Director from May 2010 until April 2013 and as Chairman of the Board from April 2000 to March 2007. Mr. Humphreys also served as an executive officer of the Company, as President from July 1996 to December 1996 and as President and Chief Executive Officer from January 1997 to July 1999. From November 2011 to December 2014, Mr. Humphreys served as chief executive officer of Flywheel Software, Inc., a venture-backed, location-based mobile solutions company. From October 2008 until its acquisition by SMSC in February 2011, Mr. Humphreys served as Chief Executive Officer and President of Kleer Corporation, a venture-backed provider of wireless audio technology. From October 2001 to October 2003, he served as Chairman of the Board and Chief Executive Officer of  ActivIdentity, a provider of digital identity solutions, a publicly-listed company until its acquisition by HID Global in December 2010.  He also served as a director of ActivIdentity from March 2008 until December 2010. Previously, Mr. Humphreys was President of Caere Corporation, a publicly-listed optical character recognition software company. Prior to Caere, he spent ten years with General Electric in a variety of factory automation and information technology positions, most recently leading the Information Delivery Services business unit of GE Information Services.  Philanthropically, Mr. Humphreys has been an elected public school board trustee and a contributor to a range of education-oriented charities.  He also serves on the board of Summit Public Schools, a charter school system with schools across the West Coast, and developer of the Summit Learning System, developed in cooperation with Facebook and deployed in over 1,000 schools nationwide.  Mr. Humphreys holds a B.S. degree from Yale University and M.S. and M.B.A. degrees from Stanford University.

Sandra Wallach, 55, has served as our Chief Financial Officer since February 16, 2017. Ms. Wallach previously served as VP Finance for MiaSole, a thin film solar technology company, from May 2011 to January 2013. For a six month period from January 2013 to June 2013, she served as Chief Financial Officer of UBM Tech, a wholly-owned subsidiary of UBM LLC. In June 2013, she returned to MiaSole and served as their VP Finance until February 2017. Prior to that, she served as VP Finance at Juniper Networks (from 2008-2011) as well as holding different financial management positions with Intuit (2003-2007). Before joining Intuit, Ms. Wallach served as Chief Financial Officer of General Electric’s (GE) Industrial Systems, Drives & Controls division.  Previously she held a range of financial and management positions at General Electric since joining GE in 1986. Ms. Wallach holds a B.A. in Economics and Public Policy from the University of California at Berkeley.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Capital Market under the symbol “INVE.” According to data available at March 9, 2020, we had 126 registered holders of our common stock. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us.

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

During the years ended December 31, 2019 and 2018, we repurchased 175,878 shares and 141,670 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

Segments

We have organized our operations into two reportable business segments, principally by solution families: Premises and Identity. Our Premises segment includes our solutions to address the premises security market for government and enterprise, including access control, video surveillance, analytics, customer experience and other applications. Our Identity segment includes products and solutions enabling secure access to information serving the logical access and cyber security market, and protecting assets and objects in the IoT with RFID.

Trends in our Business

Geographic net revenue, based on each customer’s ship-to location, for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Americas	$61,365	$60,153
Europe and the Middle East	11,417	9,943
Asia-Pacific	10,973	8,046
Total	$83,755	$78,142

Americas	73%	77%
Europe and the Middle East	14%	13%
Asia-Pacific	13%	10%
Total	100%	100%

Net Revenue Trends

Net revenue in 2019 was $83.8 million, an increase of 7% compared with $78.1 million in 2018. Net revenue in our Premises segment, which accounted for 50% of our net revenue, was $41.6 million in 2019, an increase of 20% compared with $34.6 million in 2018. Net revenue in our Identity segment, which represented 50% of our net revenue, was $42.2 million in 2019, a decrease of 3% compared with $43.6 million in 2018.

Net revenue in the Americas

Net revenue in the Americas was $61.4 million in 2019, accounting for 73% of total net revenue, an increase of 2% compared with $60.2 million in 2018. Net revenue from our Premises solution represented approximately 60% of our net revenue in the Americas region.

Net revenue in our Premises segment in the Americas in 2019 increased 20% compared with 2018 primarily due to higher sales of physical access control solutions products, software and related support services. Net revenue from our Identity segment decreased 17% in 2019 compared with 2018 primarily due to the planned reduction in lower margin access card sales, partially offset by higher sales of RFID transponder products.

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

Net revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $22.4 million in 2019, accounting for 27% of total net revenue, an increase of 24% compared with 2018 primarily as a result of higher sales in both regions. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Premises products increased 19% in 2019 compared with 2018 due to higher sales of physical access control solutions products and related support services in both the Europe and Middle East region and Asia-Pacific region. Net revenue from our Identity products increased approximately 26% in 2019 compared with 2018 primarily due to higher sales of access cards and smart card reader and reader module sales in the Europe and Middle East region and higher sales of smart card readers and RFID transponder products in the Asia-Pacific region. Identity reader sales in 2019 and 2018 comprised approximately 36% and 35% of the net revenue in the Europe and Middle East and the Asia-Pacific regions, respectively.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative) increased 5% in 2019 compared with 2018. Research and development expense increased by 19% in 2019 compared with 2018, resulting primarily due to additional headcount and related costs associated with the acquisitions of Thursby in the fourth quarter of 2018 and Viscount Systems, Inc., or Viscount, in the first quarter of 2019. Selling and marketing expense in 2019 increased by 11% compared with 2018, primarily due to additional headcount and related costs, and the amortization of acquired intangibles associated with the acquisitions of Thursby Software Systems, Inc., or Thursby, in the fourth quarter of 2018 and Viscount in the first quarter of 2019. General and administrative spending in 2019 decreased by 13% compared with 2018 primarily due to integration efforts across general and administrative functions, and lower legal and other professional fees.

Results of Operations

The following table includes segment net revenue and segment net profit information by business segment and reconciles gross profit to results of operations before income taxes and noncontrolling interest.

	Year Ended December 31,
	2019	2018
Premises:
Net revenue	$41,579	$34,587
Gross profit	22,084	19,373
Gross profit margin	53%	56%
Identity:
Net revenue	42,176	43,555
Gross profit	14,570	13,959
Gross profit margin	35%	32%
Total:
Net revenue	83,755	78,142
Gross profit	36,654	33,332
Gross profit margin	44%	43%
Operating expenses:
Research and development	8,616	7,235
Selling and marketing	18,138	16,391
General and administrative	9,445	10,824
Increase in fair value of earnout liability	550	—
Restructuring and severance	14	747
Total operating expenses	36,763	35,197
Loss from operations	(109)	(1,865)
Non-operating income (expense):
Interest expense, net	(917)	(1,518)
Gain on sale of investment	142
Loss on extinguishment of debt, net	—	(1,369)
Foreign currency gains, net	59	204
Loss before income taxes and noncontrolling interest	$(825)	$(4,548)

The following table sets forth our statements of operations as a percentage of net revenue for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018
Net revenue	100.0%	100.0%
Cost of revenue	56.2	57.3
Gross profit	43.8	(56.3)
Operating expenses:
Research and development	10.3	9.3
Selling and marketing	21.7	21.0
General and administrative	11.3	13.9
Increase in fair value of earnout liability	0.7	—
Restructuring and severance	0.0	1.0
Total operating expenses	43.9	45.0
Loss from operations	(0.1)	(101.3)
Non-operating income (expense)
Interest expense, net	(1.1)	(1.9)
Loss on extinguishment of debt, net	—	(1.8)
Foreign currency gains, net	0.1	0.3
Loss before income taxes and noncontrolling interest	(1.1)	(104.7)
Income tax provision	(0.4)	(0.2)
Loss before noncontrolling interest	(1.5)	(104.9)
Less: Net loss attributable to noncontrolling interest	—	—
Net loss attributable to Identiv, Inc. stockholders’ equity	(1.5)%	(104.9)%

Fiscal 2019 Compared with Fiscal 2018

Net Revenue

Net revenue in 2019 was $83.8 million, an increase of 7% compared with $78.1 million in 2018. Net revenue was higher in 2019 driven by higher sales across both segments.

Net revenue in our Premises segment of $41.6 million in 2019 increased 20% from $34.6 million in 2018. The increase was primarily due higher sales of physical access control solutions products, software and related support services.

Net revenue in our Identity segment of $42.2 million in 2019 decreased 3% from $43.6 million in 2018. The decrease was primarily due to the planned reduction of lower margin access card sales, offset by higher sales of RFID transponder products.

Gross Profit

Gross profit for 2019 was $36.7 million, or 44% of net revenue, compared to $33.3 million or 43% of net revenue in 2018. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

In our Premises segment, gross profit was $22.1 million in 2019 and $19.4 million in 2018. Gross profit margins in the Premises segment decreased to 53% in 2019 from 56% in 2018 primarily due to the lower sales of higher-margin video analytics software and adjustments to our inventory reserves in the first quarter of 2019 as a result of management’s assessment of on-hand inventory levels and demand forecasts.

In our Identity segment, gross profit was $14.6 million in 2019 compared with $14.0 million in 2018. Gross profit margins in the Identity segment in 2019 were 35% compared to 32% in 2018 primarily due to the planned reduction of lower margin access card sales to higher margin credential sales.

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

Operating Expenses

Information about our operating expenses for the years ended December 31, 2019 and 2018 is set forth below.

Research and Development

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in thousands)
Research and development expenses	$8,616	$7,235	$1,381	19%
Percentage of revenue	10%	9%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in 2019 increased compared with 2018 primarily due to additional headcount and related costs associated with the acquisitions of Thursby in the fourth quarter of 2018 and Viscount in the first quarter of 2019.

Selling and Marketing

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in thousands)
Selling and marketing expenses	$18,138	$16,391	$1,747	11%
Percentage of revenue	22%	21%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses in 2019 increased compared with 2018 primarily due to additional headcount and related costs, and the amortization of acquired intangibles associated with the acquisitions of Thursby in the fourth quarter of 2018 and Viscount in the first quarter of 2019.

General and Administrative

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in thousands)
General and administrative expenses	$9,445	$10,824	$(1,379)	(13)%
Percentage of revenue	11%	14%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses decreased compared with the prior year period primarily due to the continued integration efforts across general and administrative functions and lower legal and other professional fees in 2019.

Increase in Fair Value of Earnout Liability

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in thousands)
Increase in fair value of earnout liability	$550	$—	$550	100%

Earnout consideration expense for the year ended December 31, 2019 was attributable to the increase in fair value of earnout liability associated with the Viscount acquisition from $200,000 to $750,000 in 2019. See Note 4, Business Combinations, in the accompanying notes to our consolidated financial statements for more information.

Restructuring and Severance Charges

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in thousands)
Restructuring and severance	$14	$747	$(733)	(98)%

In 2018, we incurred restructuring and severance expenses consisting primarily of facility rental related costs and severance related costs associated with an acquisition in the first quarter of 2018, and recording a restructuring accrual of $129,000 for future rental payment obligations associated with vacated office space at our Fremont, California facility.

During the year ended December 31, 2019, we incurred restructuring and severance related costs of $105,000. These costs were partially offset by the reversal of the remaining restructuring accrual of $91,000 associated with the previously vacated office space disclosed above which was sublet in the third quarter of 2019.

See Note 15, Restructuring and Severance, in the accompanying notes to our consolidated financial statements for more information.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the years ended December 31, 2019 and 2018 is set forth below.

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in thousands)
Interest expense, net	$(917)	$(1,518)	$601	(40)%
Gain on sale of investment	$142	$—	$142	100%
Loss on extinguishment of debt, net	$—	$(1,369)	$1,369	(100)%
Foreign currency gains, net	$59	$204	$(145)	(71)%

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability on a long-term payment obligation arising from our acquisition of Hirsch Electronics Corporation. The lower net interest expense in 2019 compared to 2018 was primarily attributable to lower interest related costs associated with the amendment of our revolving loan facility in the first quarter of 2019, and the impact of the $5.0 million principal repayment under our previous term loan with Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL 8”) in May 2018. See Note 8, Long-Term Payment Obligation and Note 9, Financial Liabilities, in the accompanying notes to our consolidated financial statements for more information.

Gain on the sale of investment of $142,000 was related to the sale of our investment in a private company in the fourth quarter of 2019, which had no carrying value.

Loss on extinguishment of debt, net represents the difference between the reacquisition price of the remaining amounts outstanding under our previous term loan, noted above, and its net carrying amount.

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. dollar, the Indian Rupee, and the Euro. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

	Year Ended December 31,
	2019	2018	$ Change	% Change
	($ in thousands)
Income tax provision	$(326)	$(155)	$(171)	110%

Our tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amount of income (loss) we earn in jurisdictions. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. The following items had the most significant impact on the difference between our statutory U.S. federal income tax rates of 21% and our effective tax rate in 2019 and 2018.

2019 – A decrease of $0.9 million, or 105%, to the statutory rate resulted from changes in the valuation allowance during the year.  An increase of $0.4 million, or 45%, resulted from rate differences between U.S. and non-U.S. jurisdictions. Significant jurisdictions causing this difference were Switzerland, Germany and Singapore. An increase of $0.2 million, or 20%, from stock option windfalls. A decrease of $0.1 million, or 13%, associated with GILTI income. No U.S. taxes were provided on foreign 2019 earnings or losses as these earnings are intended to be indefinitely reinvested outside the United States. The net effect of all changes was an income tax provision of $0.3 million recorded in 2019.

2018 – A decrease of $1.1 million, or 25.1%, to the statutory rate resulted from changes in the valuation allowance during the year.  An increase of $0.2 million, or 4.9%, resulted from rate differences between U.S. and non-U.S. jurisdictions and a true-up of foreign income tax payables. Significant jurisdictions causing this difference were Germany and Singapore. No U.S. taxes were provided on foreign 2018 earnings or losses as these earnings are intended to be indefinitely reinvested outside the United States. No GILTI tax was provided with respect to earnings of foreign subsidiaries due to a net foreign tested loss position. The net effect of all changes was an income tax provision of $0.2 million recorded in 2018.

Liquidity and Capital Resources

As of December 31, 2019, our working capital, defined as current assets less current liabilities, was $11.7 million, a decrease of $1.0 million compared to $12.7 million as of December 31, 2018. As of December 31, 2019, our cash balance was $9.4 million.

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

On January 28, 2020, we entered into an amendment (the “Twelfth Amendment”) to our Loan and Security Agreement with EWB, which provided a new term loan facility (“EWB Term Loan”) in a principal amount of $4.5 million and reduced the Revolving Loan Facility under the Loan and Security Agreement from $20.0 million to $15.5 million. The EWB Term Loan has an interest rate equal to the prime rate plus 2.25%, will amortize beginning February 1, 2020, with principal in the amount of $250,000 due monthly through the first anniversary of the term loan, and the remainder due on such first anniversary. In addition, certain definitions in the Loan and Security Agreement were amended pursuant to the Twelfth Amendment, including the definition of EBITDA and Borrowing Base, and a new fixed charge coverage ratio financial covenant was added. Upon repayment of the new term loan in full, the revolving loan facility will be increased to $20.0 million and the fixed charge coverage ratio financial covenant will no longer apply. See Note 9, Financial Liabilities, in the accompanying notes to our consolidated financial statements for more information.

As of December 31, 2019, we were in compliance with all financial covenants under the Revolving Loan Facility and the EWB Term Loan after giving effect to the amendment of certain financial covenants pursuant to the Twelfth Amendment.

On December 20, 2017, we entered into a Securities Purchase Agreement with each of 21 April Fund, Ltd. and 21 April Fund, LP (collectively, the “Purchasers”), in which we, through a private placement, agreed to issue and sell an aggregate of up to 5,000,000 shares of Series B non-voting convertible preferred stock. The Purchasers purchased an aggregate of 3,000,000 preferred shares at a price of $4.00 per share in cash at the initial closing of the transaction. On May 30, 2018, we completed the second closing of the private placement of 2,000,000 preferred shares at a price of $4.00 per share. The total purchase price paid to us was $20.0 million, of which $12.0 million was paid at the initial closing and $8.0 million at the second closing. We are required to use the proceeds from the issuance of the preferred shares to pay off existing debt obligations and to fund future acquisitions of technology, business and other assets. See Note 11, Stockholders’ Equity, in the accompanying notes to our consolidated financial statements for more information.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of December 31, 2019, the amount of cash included at such subsidiaries was $1.7 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of December 31, 2019, we had a total accumulated deficit of $405.5 million. During the year ended December 31, 2019, we had a net loss of $1.2 million.

We believe our existing cash balance, together with cash generated from operations and available credit under our Loan and Security Agreement will be sufficient to satisfy our working capital needs to fund operations for the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also choose to finance our cash requirements through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital, if required, will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Net cash provided by (used in) operating activities	$427	$(5,196)
Net cash used in investing activities	(1,484)	(3,373)
Net cash (used in) provided by financing activities	(227)	808
Effect of exchange rates on cash and cash equivalents	(199)	(425)
Net decrease in cash and cash equivalents	(1,483)	(8,186)
Cash and cash equivalents, beginning of year	10,866	19,052
Cash and cash equivalents, end of year	$9,383	$10,866

Cash flows from operating activities

Cash provided by operating activities for 2019 was primarily due to the net loss of $1.2 million and adjustments for certain non-cash items of $6.3 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, and stock-based compensation, offset by a decrease in cash from net changes in operating assets and liabilities of $4.8 million,. Cash used in operating activities for 2018 was primarily due to the net loss of $4.7 million and a decrease in cash from net changes in operating assets and liabilities of $8.2 million, offset by adjustments for certain non-cash items of $7.7 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, loss on extinguishment of debt, and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities during 2019 was $1.5 million, of which $1.3 million related to the acquisitions of Viscount, net of cash acquired, $0.3 million related to capital expenditures, and $0.1 million related to the proceeds from the sale of an investment. Cash used in investing activities during 2018 was $3.4 million, of which $2.0 million related to the acquisitions of 3VR and Thursby, net of cash acquired, and $1.3 million related to capital expenditures.

Cash flows from financing activities

Cash used in financing activities during 2019 related primarily to repayments of debt of $3.6 million, repayment of notes payable of $2.0 million associated with the acquisition of 3VR Security, Inc., and taxes paid related to net share settlement of restricted stock units of $0.9 million, partially offset by the net proceeds from borrowing of $6.3 million. Cash provided by financing activities during 2018 related primarily to borrowings of debt, net of issuance costs, of $21.8 million, and issuance of $7.9 million of Series B preferred stock, net of issuance costs, offset by repayments of debt of $28.2 million and taxes paid related to net share settlement of restricted stock units of $0.7 million.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2019 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$5,528	$2,102	$2,897	$529	$—
Contractual payment obligation	1,763	1,402	361	—	—
Revolving loan facility	14,230	14,230	—	—	—
Purchase commitments and other obligations	8,838	8,838	—	—	—
Total obligations	$30,359	$26,572	$3,258	$529	$—
Subleases	$(1,856)	$(833)	$(1,023)	$—	$—

Our contractual payment obligation was assumed upon our acquisition of Hirsch. See Note 8, Long-Term Payment Obligation, in the accompanying notes to our consolidated financial statements.

Revolving loan facility contractual obligations include payments to be made for principal and interest in accordance with the terms at December 31, 2019 of the revolving loan facility under our Loan and Security Agreement. See Note 9, Financial Liabilities, in the accompanying notes to our consolidated financial statements.

We lease facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these orders or contractual commitments. See Note 18, Commitments and Contingencies, in the accompanying notes to our consolidated financial statements.

Our other long-term liabilities include gross unrecognized tax benefits, and related interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities. Accordingly, such amounts are not included in the contractual obligation table above.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experience and on various other factors, which we believe are reasonable based upon the information available to us at the time these estimates, judgments and assumptions are made. Actual results may differ from these estimates under different assumptions or conditions.

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

Hardware Product Revenues — We generally have two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide assurance that the product complies with its agreed-upon specifications and is free from defects in material and workmanship for a period of one to three years (i.e. assurance warranty). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. We have concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. None of the transaction price is allocated to the assurance warranty component, as we account for these product warranty costs in accordance with Accounting Standards Codification (“ASC”) 460, Guarantees (“ASC 460”). Payments for hardware contracts are generally due 30 to 60 days after shipment of the hardware product.

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

As of December 31, 2019, we have federal and state income tax net operating loss (“NOL”) carryforwards of $117.3 million and $42.1 million, respectively, which will expire at various dates.

We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these state NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2019, will be accounted for as a reduction of income tax expense.

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

We believe that none of the unrecognized tax benefits, excluding the associated interest and penalties, which are insignificant, may be recognized by the end of 2020.

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

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and long-term operating lease liabilities on our consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. Our lease terms may include options to extend the lease when it is reasonably certain that they we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We have lease agreements with lease and non-lease components, which is accounted for as a single lease component.

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

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the accompanying notes to our consolidated financial statements in Item 8 of Part II of this Annual Report for a description of recent accounting pronouncements, which is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Identiv, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Identiv, Inc. (a Delaware Corporation) and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of the new lease standard.

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

/s/ BPM LLP

San Jose, California

March 17, 2020

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$9,383	$10,866
Accounts receivable, net of allowances of $299 and $387 as of December 31, 2019 and 2018, respectively	18,363	14,952
Inventories	16,145	13,631
Prepaid expenses and other current assets	2,292	2,743
Total current assets	46,183	42,192
Property and equipment, net	2,042	2,624
Operating lease right-of-use assets	4,629	—
Intangible assets, net	10,104	10,980
Goodwill	10,238	9,286
Other assets	1,122	1,224
Total assets	$74,318	$66,306
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$8,799	$5,654
Current portion - payment obligation	1,311	1,025
Current portion - financial liabilities, net of discount and debt issuance costs of $41 and $25 as of December 31, 2019 and December 31, 2018, respectively	14,189	11,554
Operating lease liabilities	1,814	—
Notes payable	—	2,000
Deferred revenue	2,193	2,174
Accrued compensation and related benefits	1,671	1,794
Other accrued expenses and liabilities	4,498	5,277
Total current liabilities	34,475	29,478
Long-term payment obligation	360	1,860
Long-term operating lease liabilities	3,013	—
Long-term deferred revenue	640	636
Other long-term liabilities	364	632
Total liabilities	38,852	32,606

Commitments and contingencies (see Note 18)
Stockholders´ equity:
Identiv, Inc. stockholders' equity:
Series B preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 18,209 and 17,004 shares issued and 16,986 and 15,967 shares outstanding as of December 31, 2019 and 2018, respectively	18	17
Additional paid-in capital	447,965	444,145
Treasury stock 1,223 and 1,037 shares as of December 31, 2019 and 2018, respectively	(9,043)	(8,153)
Accumulated deficit	(405,504)	(404,353)
Accumulated other comprehensive income	2,025	2,209
Total Identiv, Inc. stockholders' equity	35,466	33,870
Noncontrolling interest	—	(170)
Total stockholders´ equity	35,466	33,700
Total liabilities and stockholders´equity	$74,318	$66,306

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Net revenue	$83,755	$78,142
Cost of revenue	47,101	44,810
Gross profit	36,654	33,332
Operating expenses:
Research and development	8,616	7,235
Selling and marketing	18,138	16,391
General and administrative	9,445	10,824
Increase in fair value of earnout liability	550	—
Restructuring and severance	14	747
Total operating expenses	36,763	35,197
Loss from operations	(109)	(1,865)
Non-operating income (expense):
Interest expense, net	(917)	(1,518)
Gain on sale of investment	142	—
Loss on extinguishment of debt, net	—	(1,369)
Foreign currency gains, net	59	204
Loss before income taxes and noncontrolling interest	(825)	(4,548)
Income tax provision	(326)	(155)
Net loss	(1,151)	(4,703)
Less: Income attributable to noncontrolling interest	—	(5)
Net loss attributable to Identiv, Inc.	$(1,151)	$(4,708)

Net loss per common share:
Basic	$(0.13)	$(0.35)
Diluted	$(0.13)	$(0.35)

Weighted average shares used in computing net loss per common share:
Basic	16,984	15,654
Diluted	16,984	15,654

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended December 31,
	2019	2018
Net Loss	$(1,151)	$(4,703)
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(151)	(463)
Liquidation of subsidiary with noncontrolling interest	(33)	—
Total other comprehensive loss, net of income taxes	(184)	(463)
Comprehensive loss	(1,335)	(5,166)
Less: Comprehensive income attributable to noncontrolling interest	—	(8)
Comprehensive loss attributable to Identiv, Inc.	$(1,335)	$(5,174)

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except par value)

	Identiv, Inc. Stockholders´ Equity
					Additional			Accumulated Other
	Series B Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, January 1, 2018	3,000	$3	14,436	$15	$428,470	$(7,485)	$(399,647)	$2,675	$(178)	$23,853
Net loss	—	—	—	—	—	—	(4,708)	—	5	(4,703)
Unrealized income (loss) from foreign currency translation adjustments	—	—	—	—	—	—	—	(466)	3	(463)
Impact of adoption of ASC Topic 606	—	—	—	—	—	—	2	—	—	2
Issuance of Series B preferred stock, net of issuance costs	2,000	2	—	—	7,874	—	—	—	—	7,876
Issuance of common stock in connection with acquisition of 3VR Security	—	—	724	1	2,634	—	—	—	—	2,635
Issuance of common stock in connection with acquisition of Thursby Software Systems	—	—	427	1	2,496	—	—	—	—	2,497
Issuance of common stock in connection with vesting of stock awards	—	—	515	—	—	—	—	—	—	—
Proceeds of exercise of stock options	—	—	3	—	13	—	—	—	—	13
Stock-based compensation	—	—	—	—	2,646	—	—	—	—	2,646
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(142)	—	—	(668)	—	—	—	(668)
Issuance of shares to non-employees	—	—	4	—	12	—	—	—	—	12
Balances, December 31, 2018	5,000	5	15,967	17	444,145	(8,153)	(404,353)	2,209	(170)	33,700

Net loss	—	—	—	—	—	—	(1,151)	—	—	(1,151)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(151)	—	(151)
Cancellation of holdback shares in connection with acquisition	—	—	(93)	—	(340)	—	—	—	—	(340)
Issuance of common stock in connection with acquisition of Viscount	—	—	419	1	1,634	—	—	—	—	1,635
Issuance of common stock in connection with vesting of stock awards	—	—	859	—	—	—	—	—	—	—
Proceeds of exercise of stock options	—	—	—	—	13	—	—	—	—	13
Stock-based compensation	—	—	—	—	2,650	—	—	—	—	2,650
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(176)	—	—	(890)	—	—	—	(890)
Issuance of common stock in connection with warrant exercise	—	—	10	—	—	—	—	—	—	—
Liquidation of subsidiary with noncontrolling interest	—	—	—	—	(137)	—	—	(33)	170	—
Balances, December 31, 2019	5,000	$5	16,986	$18	$447,965	$(9,043)	$(405,504)	$2,025	$—	$35,466

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows used in operating activities:
Net loss	$(1,151)	$(4,703)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,583	3,167
Loss on extinguishment of debt, net	—	1,369
Accretion of interest on long-term payment obligation	53	229
Amortization of debt issuance costs	52	337
Stock-based compensation expense	2,650	2,646
Changes in operating assets and liabilities:
Accounts receivable	(2,754)	(68)
Inventories	(2,278)	(959)
Prepaid expenses and other assets	569	(1,297)
Accounts payable	2,756	(1,819)
Payment obligation liability	(1,267)	(1,230)
Deferred revenue	(11)	(1,449)
Accrued expenses and other liabilities	(1,775)	(1,419)
Net cash provided by (used in) operating activities	427	(5,196)
Cash flows from investing activities:
Capital expenditures	(289)	(1,346)
Purchase of unsecured convertible notes	(50)	—
Acquisition of business, net of cash acquired	(1,287)	(2,027)
Proceeds on sale of investment	142	—
Net cash used in investing activities	(1,484)	(3,373)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	6,260	21,801
Repayments of debt	(3,610)	(28,214)
Repayments of notes payable	(2,000)	—
Taxes paid related to net share settlement of restricted stock units	(890)	(668)
Proceeds from issuance of Series B preferred stock, net of issuance costs	—	7,876
Proceeds from exercise of stock options	13	13
Net cash (used in) provided by financing activities	(227)	808
Effect of exchange rates on cash	(199)	(425)
Net decrease in cash	(1,483)	(8,186)
Cash and cash equivalents at beginning of period	10,866	19,052
Cash and cash equivalents at end of period	$9,383	$10,866
Supplemental Disclosures of Cash Flow Information:
Interest paid	$857	$1,787
Taxes paid, net	$220	$179
Non-cash investing and financing activities:
Cancelation of holdback shares in connection with acquisition	$340	$—
Dividends earned on Series B preferred stock	$1,042	$833
Issuance of shares to non-employees	$—	$12
Liquidation of subsidiary with noncontrolling interest	$170	$—
Common stock issued for acquisition of businesses	$1,635	$5,132
Promissory notes issued in acquisition of business	$—	$2,000

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

Description of Business — Identiv, Inc. (the “Company,”) is a global security technology company that secures data, physical places and things. Global organizations in the government, education, retail, transportation, healthcare and other markets rely upon the Company’s solutions. The Company’s solutions allow its customers to create safe, secure, validated and convenient experiences in schools, government offices, factories, transportation, hospitals and other types of facilities. The Company’s corporate headquarters are in Fremont, California. The Company maintains research and development facilities in California, and Chennai, India and local operations and sales facilities in Germany, Hong Kong, Japan, Singapore, Canada, and the United States. The Company was founded in 1990 in Munich, Germany and was incorporated in 1996 under the laws of the State of Delaware.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications — Certain reclassifications have been made to the fiscal year 2018 financial statements to conform to the fiscal year 2019 presentation. The reclassifications had no impact on net loss, total assets, or stockholders’ equity.

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

Concentration of Credit Risk — No customer accounted for 10% or more of net revenue for the years ended December 31, 2019 or 2018, respectively. No customer accounted for 10% or more of the Company’s accounts receivable balance at December 31, 2019 or 2018. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements.

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

Business Combinations — The tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded based on their estimated fair values as of the business combination date, including identifiable intangible assets, which either arise from a contractual or legal right or are separable from goodwill. The Company bases the estimated fair value of identifiable intangible assets acquired in a business combination on independent valuations that use information and assumptions provided by management, which consider management’s estimates of inputs and assumptions that a market participant would use. Any excess purchase price over the estimated fair value assigned to the net tangible and identifiable intangible assets acquired and liabilities assumed is recorded to goodwill. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows, discount rates, estimated useful lives and probabilities surrounding the achievement of contingent milestones could result in different purchase price allocations and amortization expense in current and future periods.

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

Long-Lived Assets — The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. There were no impairment losses recorded during the years ended December 31, 2019 or 2018.

Leases — The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. The Company’s lease terms may include options to extend the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component.

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and consist primarily of employee compensation and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achieving technological feasibility have not been significant and generally have been expensed as incurred. At December 31, 2019 and 2018, the net amount of capitalized software development costs were $318,000 and $381,000, respectively, and are included in other current and long term assets in the accompanying consolidated balance sheets. No software development costs were capitalized in 2019 or 2018.

The Company capitalizes certain costs for its internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company recorded amortization expense related to software development costs of $266,000 and $233,000 for the years ended December 31, 2019 and 2018, respectively.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. See Note 10, Income Taxes, for further information regarding the Company’s tax disclosures.

Stock-based Compensation — The Company accounts for all stock-based payment awards, including employee stock options and restricted stock awards, in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award. Compensation expense for all stock-based payment awards is recognized using the straight-line single-option approach. Employee stock options awards are valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the stock option award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. See Note 12, Stock-Based Compensation, for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

Net Loss Per Share — Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and dilutive-potential common share equivalents outstanding during the period, if applicable. Dilutive-potential common share equivalents are excluded from the computation of net loss per share in the loss periods, as their effect would be antidilutive. As the Company has incurred losses from continuing operations during each of the last two fiscal years, shares issuable pursuant to equity awards are excluded from the computation of diluted net loss per share in the accompanying consolidated statements of operations, as their effect is anti-dilutive.

Comprehensive Loss — Comprehensive loss for the years ended December 31, 2019 and 2018 has been disclosed within the consolidated statements of comprehensive loss. Other accumulated comprehensive loss includes net foreign currency translation adjustments, which are excluded from consolidated net loss.

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss and gains and losses from transactions denominated in currencies other than the functional currency of the Company are included in the Company’s consolidated statements of operations. The Company recognized currency gains of $0.1 million in 2019, and $0.2 million in 2018.

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

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates the performance of Step 2 from the goodwill impairment test. In performing its annual or interim impairment testing, an entity will instead compare the fair value of the reporting unit with its carrying amount and recognize any impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss. The standard is effective for fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual impairment tests performed on testing dates after January 1, 2017. The Company is currently in the process of evaluating when it will adopt ASU 2017-04 and its impact on its consolidated financial statements.

Adoption of New Accounting Standards

In February 2016, the FASB amended the existing accounting standards for leases, ASU 2016-02, Leases. The amendments require lessees to recognize, on the balance sheet, assets and liabilities for the rights and obligations created by leases. The accounting by lessors will remain largely unchanged from that applied under previous U.S. GAAP.

The Company adopted the new standard in the first quarter of 2019, effective January 1, 2019, using the modified retrospective method, under which the new standard was applied prospectively rather than restating the prior periods presented. The Company elected the practical expedients under the transition guidance, which include the use of hindsight in determining the lease term and the practical expedient package to not reassess whether any expired or existing contracts are or contain leases, to not reassess the classification of any expired or existing leases, and to not reassess initial direct costs for any existing leases. In addition, the Company elected the practical expedient to recognize lease and non-lease components as a single lease component. The Company has elected not to record on the balance sheet leases with an initial term of twelve months or less. Upon adoption, the Company recognized both operating lease ROU assets and corresponding operating lease liabilities of approximately $5.8 million and $5.9 million, respectively, on its consolidated balance sheet. There was no impact on the consolidated statements of operations or the consolidated statements of cash flows.

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

Hardware Product Revenues — The Company generally has two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide assurance that the product complies with its agreed-upon specifications and is free from defects in material and workmanship for a period of one to three years (i.e. assurance warranty). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. The Company has concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. None of the transaction price is allocated to the assurance warranty component, as the Company accounts for these product warranty costs in accordance with ASC 460, Guarantees (“ASC 460”). Payments for hardware contracts are generally due 30 to 60 days after shipment of the hardware product.

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

Total net sales based on the disaggregation criteria described above are as follows (in thousands):

	Year Ended December 31,
	2019			2018
	Point-in-			Point-in-
	Time	Over Time	Total	Time	Over Time	Total
Americas	$56,461	$4,904	$61,365	$55,906	$4,247	$60,153
Europe and the Middle East	11,078	339	11,417	9,785	158	9,943
Asia-Pacific	10,973	—	10,973	8,023	23	8,046
Total	$78,512	$5,243	$83,755	$73,714	$4,428	$78,142

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

Changes in deferred revenue during the year ended December 31, 2019 were as follows (in thousands):

Amount
Deferred revenue at December 31, 2018	$2,810
Fair value of deferred revenue acquired in acquisition, net of recognition	—
Deferral of revenue billed in current period, net of recognition	2,149
Recognition of revenue deferred in prior periods	(2,126)
Balance as of December 31, 2019	$2,833

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $1.5 million as of December 31, 2019. Since the Company typically invoices customers at contract inception, this amount is included in deferred revenue balance. As of December 31, 2019, the Company expects to recognize approximately 56% of the revenue related to these unsatisfied performance obligations during 2020, 27% during 2021, and 17% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e. commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the year ended December 31, 2019, total capitalized costs to obtain contracts were immaterial.

Practical Expedients

As discussed in Note 1, Organization and Summary of Significant Accounting Policies, and Note 3, Revenue, the Company has elected the following practical expedients in accordance with Topic 606:

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

An aggregate of up to $1.0 million, or 294,927 shares, of the Company’s common stock were issued subsequent to the closing of the transaction and were held back for a period of up to 12 months following the closing for the satisfaction of certain indemnification claims. On May 9, 2018, the Company and the Security Holder Representative reached agreement as to the satisfaction of certain of the indemnification claims asserted by the Company at the closing of the Acquisition. As a result, the purchase consideration, and the amount of goodwill recorded, were reduced by $660,000. Of the 294,927 shares that were held back at closing, 181,319 shares were canceled. On April 15, 2019, the Company and the Security Holder Representative reached agreement as to the satisfaction of the remaining indemnification claims asserted by the Company. As a result, the purchase consideration, and the amount of goodwill recorded, was reduced by the remaining $340,000 and the remaining 93,406 holdback shares were canceled.

Additionally, in the event that 3VR achieved  certain levels of product shipments in 2018 and 2019, the Company would have been obligated to issue further earnout consideration  payable in shares of the Company’s common stock. Such earnout targets were not achieved in 2018 or 2019.

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

The results of operations of 3VR for the period from the acquisition date through December 31, 2018 are included in the accompanying consolidated statements of operations. Pursuant to ASC Topic 805, Business Combinations (“ASC 805”), the Company incurred and expensed approximately $48,000 and $548,000 in acquisition and transitional costs associated with the Acquisition during the years ended December 31, 2019 and 2018, respectively, which were primarily general and administrative expenses.

Thursby Software Systems

On November 1, 2018, the Company completed the acquisition of Thursby Software Systems, Inc (“Thursby”)., a provider of security software for mobile devices, pursuant to an Agreement and Plan of Merger (the “Thursby Agreement”), by and among the Company, TSS Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub 1”), TSS Acquisition, LLC., a wholly owned subsidiary of the Company (“Merger Sub 2” and together with Merger Sub 1, the “Merger Subs”), Thursby and William Thursby as the sole Shareholder of Thursby. Pursuant to the Thursby Agreement, at the effective time, Merger Sub 1 merged with and into Thursby and Thursby became a wholly-owned subsidiary of the Company (“Merger 1”), following which Thursby merged with and into Merger Sub 2, whereupon which the separate corporate existence of Thursby ceased with Merger Sub 2 surviving the merger (“Merger 2”).

Under the terms of the Thursby Agreement, at the closing of the acquisition, the Company acquired all of the outstanding shares of Thursby for total purchase consideration of $3.1 million, consisting of:

(i)	$0.6 million in cash, net of cash acquired;
(ii)	issuance of 426,621 shares of the Company’s common stock with a value of approximately $2.5 million.

An aggregate of up to $0.5 million, or 85,324 shares, of the Company’s common stock issuable at the closing of the transaction are being held back for a period of up to 12 months following the closing for the satisfaction of certain indemnification claims. In the fourth quarter of 2019, the Company and William Thursby reached agreement as to the satisfaction of the indemnification claims, and accordingly, the Company released the 85,324 holdback shares.

Additionally, in the event that revenue from Thursby products was greater than $8.0 million, $11.0 million, or $15.0 million in product shipments in 2019, the Company would have been obligated to issue earnout consideration of up to a maximum of $7.5 million payable in shares of the Company’s common stock, subject to certain conditions.  In the event that such revenue was less than $15.0 million in 2019, but 2020 revenue from Thursby products exceeds $15.0 million, the Company will be obligated to issue an additional $2.5 million in earnout consideration payable in shares of the Company’s common stock. The maximum total earnout consideration payable for all periods is $7.5 million in the aggregate, payable in shares of the Company’s common stock. Management has assessed the probability of the issuance of shares related to the earnout consideration, and the payment of the contingent consideration noted above, and determined it as remote. Accordingly, no value was ascribed to the earnout as of December 31, 2019.

Assets acquired and liabilities assumed are recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

Cash	$3,485
Accounts receivable	526
Inventory	1,297
Prepaid expenses and other current assets	12
Trademarks	200
Customer relationships	1,500
Developed technology	700
Total identifiable assets acquired	7,720
Accounts payable	(31)
Accrued expenses and liabilities	(67)
Deferred revenue	(243)
Other current liabilities	(4,307)
Total liabilities assumed	(4,648)
Net identifiable assets acquired	3,072
Goodwill	3,554
Purchase price	6,626
Less: cash acquired	(3,485)
Net purchase price	$3,141

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
	$2,400

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition of Thursby resulted in $3.6 million of goodwill, which is not deductible for tax purposes. With the addition of the Thursby security software for mobile devices, the Company believes this goodwill largely reflects the synergistic strengthening of its Identity offerings providing complete solutions for secure and convenient logical access across smart cards and derived credentials on Apple iOS and Android mobile devices. In accordance with ASC 350, goodwill will not be amortized but is tested for impairment at least annually in the fourth quarter.  See Note 6, Goodwill and Intangible Assets.

Pursuant to ASC 805, the Company incurred and expensed approximately $27,000 and $208,000 in acquisition and transactional costs associated with the acquisition during the years ended December 31, 2019 and 2018, respectively, which were primarily general and administrative expenses.

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

Additionally, in the event that revenue from the assets purchased under the agreement in 2019 was greater than certain specified revenue targets, the Company was obligated to issue earnout consideration of up to a maximum of $3.5 million payable in shares of the Company’s common stock (subject to certain conditions).  In the event that such revenue targets were not met in 2019, but 2020 revenue from the assets purchased exceeds certain higher targets for 2020, then the Company will be obligated to issue up to a maximum of $2.25 million in earnout consideration in the form of common stock. The maximum total earnout consideration liability for all periods is $3.5 million in the aggregate, payable in the Company’s common stock. At the date of acquisition, management assessed the probability of the issuance of shares related to the earnout consideration and determined its fair value to be $200,000. In the third and fourth quarter of 2019, the Company reassessed the probability and increased the fair value of the earnout consideration liability by $550,000 to $750,000. This increase was included in operating expenses in the Company’s consolidated statements of operations.

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

Accounts receivable	$636
Inventory	249
Prepaid expenses and other current assets	29
Property and equipment	190
Operating lease ROU assets	550
Trademarks	160
Customer relationships	710
Developed technology	800
Total identifiable assets acquired	3,324
Accounts payable	(372)
Operating lease liabilities	(61)
Accrued expenses and liabilities	(120)
Deferred revenue	(34)
Earnout consideration liability	(200)
Other current liabilities	(326)
Long-term operating lease liabilities	(489)
Total liabilities assumed	(1,602)
Net identifiable assets acquired	1,722
Goodwill	1,200
Net purchase price	$2,922

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

Pursuant to ASC 805, the Company incurred and expensed approximately $27,000 and $227,000 in acquisition and transactional costs associated with the Acquisition during the years ended December 31, 2019 and 2018, respectively, which were primarily general and administrative expenses.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2019 and 2018, there were nominal cash equivalents.

The Company’s only liabilities measured at fair value on a recurring basis are the contingent consideration associated with the acquisitions of 3VR, Thursby and Viscount. The fair value of the earnout consideration is based on achieving certain revenue and profit targets as defined under the respective acquisition agreements. The valuation of the earnout consideration is classified as a Level 3 measurement as it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the earnout consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the earnout consideration at each reporting period. At the date of acquisition, the fair value attributable to the earnout consideration related to the acquisition of Viscount was $200,000. In the third and fourth quarter of 2019, the Company reassessed the probability of achieving certain revenue targets, and increased the fair value of the earnout consideration liability to $750,000. No fair value was assigned to the earnout consideration in the 3VR and Thursby acquisitions.

Changes in the fair value of liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

Viscount Earnout Consideration
Balance at December 31, 2018	$—
Acquisition of Viscount	200
Increase in fair value of liability	550
Balance at December 31, 2019	$750

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

As of December 31, 2019 and 2018, the Company had $348,000 and $298,000 respectively, of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2019 and 2018, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Premises	Identity	Total
Balance at December 31, 2018	$5,796	$3,490	$9,286
Acquisition of business	1,173	—	1,173
Cancellation of remaining holdback shares	(340)	—	(340)
Measurement period adjustments	27	64	91
Currency translation adjustment	28	—	28
Balance at December 31, 2019	$6,684	$3,554	$10,238

In accordance with ASC 350, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In testing for goodwill impairment, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. During the quarter ended December 31, 2019, the Company noted no indicators of goodwill impairment and concluded no further testing necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 - 12	4 - 12

Gross carrying amount at December 31, 2018	$600	$8,300	$15,039	$23,939
Accumulated amortization	(77)	(3,978)	(8,904)	(12,959)
Intangible assets, net at December 31, 2018	$523	$4,322	$6,135	$10,980

Gross carrying amount at December 31, 2019	$763	$9,109	$15,763	$25,635
Accumulated amortization	(229)	(4,873)	(10,429)	(15,531)
Intangible assets, net at December 31, 2019	$534	$4,236	$5,334	$10,104

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as outlined in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the years ended December 31, 2019 and 2018.

The following table illustrates the amortization expense included in the consolidated statements of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Cost of revenue	$896	$721
Selling and marketing	1,676	1,364
Total	$2,572	$2,085

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2020	$2,571
2021	1,116
2022	1,116
2023	1,039
2024	963
Thereafter	3,299
Total	$10,104

7. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market. Inventories consist of (in thousands):

	December 31,
	2019	2018
Raw materials	$4,612	$4,598
Work-in-progress	100	77
Finished goods	11,433	8,956
Total	$16,145	$13,631

Property and equipment, net consists of (in thousands):

	December 31,
	2019	2018
Building and leasehold improvements	$1,200	$1,250
Furniture, fixtures and office equipment	1,276	1,806
Plant and machinery	10,364	9,484
Purchased software	2,161	2,167
Total	15,001	14,707
Accumulated depreciation	(12,959)	(12,083)
Property and equipment, net	$2,042	$2,624

The Company recorded depreciation expense of $1.0 million and $1.1 million during the years ended December 31, 2019 and 2018, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	December 31,
	2019	2018
Accrued professional fees	$1,511	$1,504
Customer deposits	137	1,517
Accrued warranties	407	316
Earnout liability	750	—
Other accrued expenses	1,693	1,940
Total	$4,498	$5,277

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

The Company included $52,000, net of an $87,000 carrying value adjustment, and $230,000 of interest expense during the years ended December 31, 2019 and 2018, respectively, in its consolidated statements of operations for interest accreted on the long-term payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of December 31, 2019 is as follows (in thousands):

2020	$1,402
2021	361
Present value discount factor	(92)
Total	1,671
Less: Current portion - payment obligation	(1,311)
Long-term payment obligation	$360

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	December 31,
	2019	2018
Notes payable	$—	$2,000
Revolving loan facility	14,230	11,579
Total before discount and debt issuance costs	14,230	13,579
Less: Current portion of notes payable	—	(2,000)
Less: Current portion of revolving loan facility	(14,189)	(11,554)
Less: Current portion of unamortized discount and debt issuance costs	(41)	(25)
Long-term financial liabilities	$—	$—

On February 8, 2017, the Company entered into Loan and Security Agreements with East West Bank (“EWB”) and Venture Lending & Leasing VII, Inc. and Venture Lending & Leasing VIII, Inc. (collectively referred to as “VLL7 and VLL8”). The Loan and Security agreement, as amended, with EWB provided a $16.0 million revolving loan facility (the “Revolving Loan Facility”), and the Loan and Security Agreement with a VLL7 & VLL8 provided a $10.0 million term loan facility (“Term Loan Facility”).

The Revolving Loan Facility, as amended, bears interest at prime rate plus 1.0%, matured and became due and payable on February 8, 2019. On February 6, 2019, the Company entered into an amendment (the “Tenth Amendment”) to its Loan and Security Agreement with EWB which increased the Revolving Loan Facility from $16.0 million to $20.0 million, lowered the interest rate from prime rate plus 1.0% to prime rate plus 0.75%, extended the maturity date to February 8, 2021, and amended certain financial covenants, including covenants with respect to minimum EBITDA levels. On March 27, 2019, the Company entered into an amendment (the “Eleventh Amendment”) which modified certain financial covenants.

On January 28, 2020, the Company entered into an amendment (the “Twelfth Amendment”) to its Loan and Security Agreement with EWB which provided a new term loan facility (“EWB Term Loan”) in a principal amount of $4.5 million and reduced the Revolving Loan Facility under the Loan and Security Agreement from $20.0 million to $15.5 million. The EWB Term Loan has an interest rate equal to the prime rate plus 2.25%, will amortize beginning February 1, 2020, with principal in the amount of $250,000 due monthly through the first anniversary of the term loan, and the remainder due on such first anniversary. In addition, certain definitions in the Loan and Security Agreement were amended pursuant to the Twelfth Amendment, including the definition of EBITDA and Borrowing Base, and a new fixed charge coverage ratio financial covenant was added. Upon repayment of the new term loan in full, the revolving loan facility will be increased to $20.0 million and the fixed charge coverage ratio financial covenant will no longer apply.

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

As of December 31, 2019, the Company was in compliance with all financial covenants under the Revolving Loan Facility and the EWB Term Loan after giving effect to the amendment of certain financial covenants pursuant to the Twelfth Amendment.

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

10. Income Taxes

Loss before income taxes for domestic and non-U.S. operations is as follows (in thousands):

	2019	2018
Loss from operations before income taxes and noncontrolling interest:
U.S. (a)	$(1,960)	$(6,330)
Foreign (a)	1,135	1,782
Loss from operations before income taxes and noncontrolling interest	$(825)	$(4,548)

(a)	U.S. and Foreign loss from operations before income taxes and noncontrolling interest for 2019 is adjusted for intercompany capital losses associated with the dissolution of foreign subsidiaries.

The provision for income taxes consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Current:
Federal	$1	$23
State	(30)	(26)
Foreign	(297)	(152)
Total current	(326)	(155)
Total provision for income taxes	$(326)	$(155)

Significant items making up deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Allowances not currently deductible for tax purposes	$433	$902
Net operating loss carryforwards	48,860	57,548
Operating lease liabilities	1,135	—
General carryforwards	13,366	2,886
Stock options	1,229	1,176
Accrued and other	1,900	1,568
	66,923	64,080
Less valuation allowance	(62,492)	(60,824)
	4,431	3,256
Deferred tax liability:
Depreciation and amortization	(1,556)	(1,945)
Operating lease right-of-use assets	(1,086)	—
State income taxes	(1,789)	(1,311)
	(4,431)	(3,256)
Net deferred tax liability	$—	$—

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

A valuation allowance of $62.5 million and $60.8 million at December 31, 2019 and December 31, 2018, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired as a result of the acquisition of Hirsch and 3VR, which are not deductible for tax purposes.

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

Section 951A under the Act requires a U.S. shareholder of a controlled foreign corporation to include in taxable income the shareholder’s share of global intangible low-taxed income (“GILTI”) for the year. The Company has determined that the Section 951A provisions do apply to its operations and relationships with its controlled foreign corporations “(CFCs”). The Company recorded GILTI income of $0.5 million in 2019. The Company’s GILTI calculation resulted in no GILTI income in 2018 due to net tested losses at its CFCs. As of December 31, 2019, the Company had net operating loss carryforwards of $117.3 million for federal, $42.1 million for state and $72.2 million for foreign income tax purposes. Certain of the Company’s federal, state and foreign loss carryforwards have started expiring and will continue to expire through 2039 if not utilized.

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

The provision for income taxes reconciled to the amount computed by applying the statutory federal tax rate to the loss before income taxes from operations is as follows (in thousands):

	December 31,
	2019	2018
Income tax provision at statutory federal tax rate of 21%	$173	$955
State taxes, net of federal benefit	(23)	(21)
Foreign taxes provisions provided for at rates other than U.S statutory rate	486	222
Section 951(A) inclusion	(108)	—
Expiration of capital loss carryforwards	689	—
Change in valuation allowance	(1,668)	(1,141)
Permanent differences	135	108
Acquisition costs	(10)	(115)
Other	—	(163)
Total provision for income taxes	$(326)	$(155)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or results of operations is as follows (in thousands):

	2019	2018
Balance at January 1	$2,879	$2,878
Additions based on tax positions related to the current year	2	2
Additions for tax positions of prior years	2	—
Reductions in prior year tax positions	(196)	(1)
Balance at December 31	$2,687	$2,879

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as presented in the above table would materially change in the next 12 months.

As of December 31, 2019 and 2018, the Company recognized liabilities for unrecognized tax benefits of $2.7 million and $2.8 million, respectively, which were accounted for as a decrease to deferred tax assets. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or results of operations for the years 2019 and 2018. Also the subsequent recognition, if any, of these previously unrecognized tax benefits would not affect the effective tax rate. Such recognition would result in adjustments to other tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits which, if recognized, would affect the tax rate is $0.1 million as of December 31, 2019 and 2018.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. During fiscal 2019, the Company recorded a reduction to accrued penalties of $1,000  and an increase in accrued interest of $2,000 related to the unrecognized tax benefits noted above. As of December 31, 2019, the Company has recognized a total liability for penalties of $12,000 and interest of $35,000. During fiscal 2018, the Company recorded an increase in accrued penalties of $1,000 and an increase in accrued interest of $1,000 related to the unrecognized tax benefits noted above. As of December 31, 2018, the Company has recognized a total liability for penalties of $13,000 and interest of $33,000.

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

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share, and 5,000,000 of which have been designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of December 31, 2019 and 2018. During 2017, the Company’s board of directors (the “Board”) authorized the issuance of up to 5,000,000 shares of the Series B Preferred Stock, 5,000,000 of which were outstanding as of December 31, 2019 and 2018, respectively.

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

Series B Preferred Stock and Private Placement

On December 20, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of 21 April Fund, Ltd. and 21 April Fund, LP (collectively, the “Purchasers”), pursuant to which the Company, in a private placement, agreed to issue and sell to the Purchasers an aggregate of up to 5,000,000 shares of the Series B Preferred Stock, $0.001 par value per share (collectively referred to as the “Shares”). The Purchasers agreed to purchase an aggregate of 3,000,000 Shares (“Tranche 1”) at a price of $4.00 per share in cash at the initial closing of the transaction, and at the sole option of the Company, an additional 2,000,000 Shares at a price of $4.00 per share in cash at a second closing, if any (the “Private Placement”). The total purchase price payable to the Company was $20,000,000, of which $12,000,000 was paid at the initial closing. On May 30, 2018, the Company issued 2,000,000 Shares (“Tranche 2”), at a price of $4.00 per share in the second closing of the Private Placement. Gross proceeds to the Company from the second closing were approximately $8.0 million, before deducting fees and certain expenses payable by the Company. The proceeds from the issuance of the Shares were required to be used to pay off existing debt obligations of the Company and to fund future acquisitions of technology, business and other assets by the Company.

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

Based on the current conversion price, the outstanding shares of Series B Preferred Stock as of December 31, 2019 would be convertible into 5,468,750 shares of the Company’s common stock.  However, the conversion rate will be subject to adjustment in the event of certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of December 31, 2019, none of the contingent conditions to adjust the total common shares to convert the Shares had been met.

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

Series B Preferred Stock Dividend Accretion

The following table summarizes Series B Preferred Stock and the accretion of dividends activity for the year ended December 31, 2019 (in thousands):

	Tranche 1	Tranche 2	Total
Series B Preferred Stock
Balance at December 31, 2018	$12,600	$8,233	$20,833
Cumulative dividends on Series B preferred stock	630	412	1,042
Balance at December 31, 2019	$13,230	$8,645	$21,875

Number of Common Shares Issuable Upon Conversion
Balance at December 31, 2018	3,150	2,058	5,208
Cumulative dividends on Series B preferred stock	158	103	261
Balance at December 31, 2019	3,308	2,161	5,469

Common Stock Warrants

On August 13, 2014, in connection with the Company’s entry into a consulting agreement, the Company issued a consultant a warrant to purchase up to 85,000 shares of the Company’s common stock at a per share exercise price of $10.70 (the “2014 Consultant Warrant”). The 2014 Consultant Warrant expired unexercised on August 13, 2019.

On February 8, 2017, the Company entered into Loan and Security Agreements with each of EWB and VLL7 and VLL8 as discussed in Note 9, Financial Liabilities. In connection with the Company's Revolving Loan Facility, the Company issued to EWB a warrant (the "EWB Warrant") to purchase up to 40,000 shares of the Company's common stock at a per share exercise price of $3.64, and in connection with the Company’s Term Loan Facility, issued to each of VLL7 and VLL8 a warrant to purchase 290,000 shares of the Company's common stock at a per share exercise price of $2.00 (the “VLL7 Warrant” and the “VLL8 Warrant,” respectively). Each of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant is immediately exercisable for cash or by net exercise and expire on February 8, 2022. On January 30, 2020, each of VLL7 and VLL8 exercised their warrant on a cashless net exercise basis, with each receiving 193,494 shares of the Company’s common stock.

In connection with securing of the new credit facilities, the Company issued a warrant to a consultant to purchase 60,000 shares of its common stock at an exercise price of $4.60 per share (the “2017 Consultant Warrant”). The 2017 Consultant Warrant was immediately exercisable for cash or by net exercise and had an expiration date of February 8, 2019. On January 30, 2019, the Company issued 10,449 shares of its common stock upon the cashless net exercise of the entire 2017 Consultant Warrant.

Below is a summary of outstanding warrants issued by the Company as of December 31, 2019:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
EWB Warrant	40,000	3.64	February 8, 2017	February 8, 2022
VLL7 and VLL8 Warrants	580,000	2.00	February 8, 2017	February 8, 2022
Total	620,000

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2019 was as follows:

Exercise of outstanding stock options, vesting of RSUs, and issuance of RSUs vested but not released	1,913,152
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	436,366
Warrants to purchase common stock	620,000
Shares of common stock issuable on conversion of Series B preferred stock	7,541,449
Total	10,804,855

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

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grant under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. Subsequent to June 6, 2011 through December 31, 2019, the number of shares of common stock authorized for issuance under the 2011 Plan has been increased by 3,500,000 shares.

Stock Options

A summary of activity for the Company’s stock options for the year ended December 31, 2019 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2018	621,602	$5.87	6.32	$—
Granted	—	—		—
Cancelled or Expired	(57,000)	8.52		—
Exercised	(2,500)	5.20		—
Balance at December 31, 2019	562,102	$5.60	5.86	$572,869
Vested or expected to vest at December 31, 2019	562,102	$5.60	5.86	$572,869
Exercisable at December 31, 2019	562,102	$5.60	5.86	$572,869

The following table summarizes information about stock options outstanding as of December 31, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	465,310	6.30	$4.45	465,310	$4.45
$7.50 - $11.30	75,198	4.15	9.89	75,198	9.89
$12.00 - $19.70	17,244	2.50	13.60	17,244	13.60
$21.70 - $24.20	4,350	1.67	23.27	4,350	23.27
$4.36 - $24.20	562,102			562,102

At December 31, 2019, there was no of unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of restricted stock unit (“RSU”) activity for the year ended December 31, 2019:

	Number Outstanding	Weighted Average Fair Value
Balance at December 31, 2018	1,367,630	$3.81
Granted	577,682	5.03
Vested	(659,170)	3.62
Forfeited	(138,032)	4.59
Balance at December 31, 2019	1,148,110	4.43
Shares vested but not released	202,940	5.27

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of December 31, 2019, there was $4.2 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.6 years.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs included in the consolidated statements of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Cost of revenue	$128	$89
Research and development	651	488
Selling and marketing	595	689
General and administrative	1,276	1,380
Total	$2,650	$2,646

Restricted Stock Unit Net Share Settlements

During the years ended December 31, 2019 and 2018, the Company repurchased 175,878 and 141,670 shares, respectively of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

13. Net Loss per Common Share Attributable to Identiv Stockholders’ Equity

Basic and diluted net loss per share (“EPS”) is based upon the weighted average number of common shares outstanding during the period.  The following table sets forth the computation of basic EPS:

	Year Ended December 31,
Numerator:	2019	2018
Net loss attributable to Identiv, Inc.	$(1,151)	$(4,708)
Accretion of Series B preferred stock dividends	(1,042)	(833)
Numerator for basic EPS - loss available to common stockholders	(2,193)	(5,541)

Denominator:
Weighted average shares outstanding	16,984	15,654
Net loss per share - basic	$(0.13)	$(0.35)

The following common stock equivalents have been excluded from diluted net loss per share for the fiscal years ended December 31, 2019 and 2018 because their inclusion would have been anti-dilutive (in thousands):

	December 31,
	2019	2018
Shares of common stock subject to outstanding RSUs	1,148	1,368
Shares of common stock subject to outstanding stock options	562	622
Shares of common stock subject to outstanding warrants	620	765
Shares of common stock issuable upon conversion of Series B preferred stock	5,469	5,208
Total	7,799	7,963

14. Segment Reporting and Geographic Information

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

Net revenue and gross profit information by segment for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Year Ended December 31,
	2019	2018
Premises:
Net revenue	$41,579	$34,587
Gross profit	22,084	19,373
Gross profit margin	53%	56%
Identity:
Net revenue	42,176	43,555
Gross profit	14,570	13,959
Gross profit margin	35%	32%
Total:
Net revenue	83,755	78,142
Gross profit	36,654	33,332
Gross profit margin	44%	43%
Operating expenses:
Research and development	8,616	7,235
Selling and marketing	18,138	16,391
General and administrative	9,445	10,824
Increase in fair value of earnout liability	550	—
Restructuring and severance	14	747
Total operating expenses:	36,763	35,197
Loss from operations	(109)	(1,865)
Non-operating income (expense):
Interest expense, net	(917)	(1,518)
Loss on extinguishment of debt, net	—	(1,369)
Gain on sale of investment	142	—
Foreign currency gains, net	59	204
Loss before income taxes and noncontrolling interest	$(825)	$(4,548)

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Americas	$61,365	$60,153
Europe and the Middle East	11,417	9,943
Asia-Pacific	10,973	8,046
Total	$83,755	$78,142
Revenues:
Americas	73%	77%
Europe and the Middle East	14%	13%
Asia-Pacific	13%	10%
Total	100%	100%

Long-lived assets by geographic location as of December 31, 2019 and 2018 are as follows (in thousands):

	December 31,
	2019	2018
Property and equipment, net:
Americas	$839	$1,060
Europe and the Middle East	55	43
Asia-Pacific	1,148	1,521
Total property and equipment, net	$2,042	$2,624

Operating lease ROU assets:
Americas	$4,265	$—
Europe and the Middle East	105	—
Asia-Pacific	259	—
Total property and equipment, net	$4,629	$—

The Company’s net revenue is represented by the following product categories as of December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018

Physical access and identity control readers	$25,155	$21,680
Controller panels	16,460	14,509
Tags and transponders	15,376	12,953
Access cards and provisioning	10,963	14,237
Services	7,402	6,152
Video technology and analytics	6,128	6,293
Software	1,619	1,113
Third party access control products	652	1,205
Total	$83,755	$78,142

15. Restructuring and Severance

On February 14, 2018, the Company acquired 3VR. As a result of the acquisition, during the year ended December 31, 2018, the Company incurred restructuring and severance expenses of $618,000, consisting of facility rental related costs of $290,000 and severance related costs of $328,000. In addition, in the fourth quarter of 2018, the Company recorded a restructuring accrual of $129,000 for its future rental payment obligation associated with vacated office space at its Fremont, California facility.

During the year ended December 31, 2019, the Company incurred restructuring and severance related costs of $105,000. These costs were partially offset by the reversal of the remaining restructuring accrual of $91,000 associated with the previously vacated office space disclosed above which was sublet in the third quarter of 2019.

Restructuring and severance activities during the years ended December 31, 2019 and December 31, 2018 were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Balance at beginning of period	$129	$—
Restructuring expense for the period	14	747
Net payments during the period	(143)	(618)
Balance at end of period	$—	$129

16. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was approximately $1.5 million during the years ended December 31, 2019 and 2018, respectively.

Initial lease terms are determined at commencement and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option.  Remaining lease terms range from one to seven years, some of which include options to extend for up to five years. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at the lease commencement date.

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2019 (in thousands):

December 31,
2019
2020	$2,102
2021	1,605
2022	942
2023	350
2024	226
Thereafter	303
Total minimum lease payments	5,528
Less: amount of lease payments representing interest	(701)
Present value of future minimum lease payments	4,827
Less: current liabilities under operating leases	(1,814)
Long-term operating lease liabilities	$3,013

As of December 31, 2019, the weighted average remaining lease term for the Company’s operating leases was 3.4 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.4%. Sublease rental income due in the future under non-cancelable subleases was $1.8 million.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.2 million for the year ended December 31, 2019. Cash received from sublease rentals was $0.8 million for the year ended December 31, 2019.

17. Legal Proceedings

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

Defendants filed motions to dismiss the second amended complaint in the Oswald action under Rule 12(b)(6) on January 16, 2018.  After further briefing and argument, on April 13, 2018, the court entered an order granting defendants’ motions to dismiss. On April 19, 2018, plaintiff Oswald filed a motion for leave to file a third amended complaint. On that same date, plaintiff Chopra, a plaintiff in a related and stayed derivative action in state court, filed a motion to intervene in the Oswald action. After further briefing and argument, on July 16, 2018, the court entered an order granting the Chopra motion to intervene and denying the Oswald motion for leave to file a third amended complaint. After the filing of an unopposed administrative motion for entry of judgment by defendants, on October 1, 2018, the court entered an order granting administrative motion for entry of final judgment and entered final judgment in favor of all named defendants and against plaintiffs Oswald and Chopra. On October 23, 2018, plaintiff Oswald filed a notice of appeal with the Ninth Circuit. The appeal has been fully briefed and the matter subsequently argued on March 5, 2020. In the interim, the state court Chopra and Wollnik actions have remained stayed with periodic status conferences. The next status conferences have been scheduled in the Chopra and Wollnik cases on June 16, 2020. The Company intends to vigorously defend against these lawsuits. The Company is approaching the coverage limits on its directors’ and officers’ insurance policy, with approximately $900,000 of coverage remaining under such policy. The Company cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material and the resolution of these lawsuits may harm the Company’s business and have a material adverse impact on the Company’s financial condition.

From time to time, the Company may become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on the Company’s financial condition, results of operations or cash flows.

18. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of December 31, 2019 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2020	$8,419	$419	$8,838
Thereafter	—	—	—
Total	$8,419	$419	$8,838

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

19. Subsequent Events

There were no subsequent events except as disclosed within Note 9 and Note 11.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2019, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our CEO and CFO, assessed our internal control over financial reporting as of December 31, 2019.  In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization, but has not been reviewed by our independent registered public accounting firm.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors will be set forth under the captions “Business Experience of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2020 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure of an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure of a delinquent reports is being made, it can be found under, and is incorporated herein by reference to the section of the Proxy Statement captioned “Delinquent Section 16(a) Reports.” The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. To date, there have been no waivers under our Code of Conduct and Ethics. We intend to disclose future amendments to certain provisions of our Code of Conduct and Ethics or waivers of such Code granted to executive officers and directors on our website at http://www.identiv.com within four business days following the date of such amendment or waiver. The information required by this item concerning the Audit Committee of our board of directors is incorporated by reference to the section captioned “Committees of the Board of Directors” in our Proxy Statement.

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

2.1†

Asset Purchase Agreement, by and among Identiv, Inc., Viscount Acquisition ULC, a British Columbia unlimited liability company and a wholly-owned subsidiary of Parent, Viscount Systems, Inc., a Nevada corporation, and the Selling Subsidiaries, and VS225 LLC, a Delaware limited liability company and a special purpose vehicle, dated as of December 19, 2018.* (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2018).

2.2†

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

4.4	Warrant issued to East West Bank dated February 8, 2017. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 14, 2017.)

4.5^	Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934.

Exhibit Number	Description of Document
10.1*	Form of Director and Officer Indemnification Agreement. (Incorporated by Reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

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

10.9

First Amendment to Loan and Security Agreement dated March 27, 2017 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on March 28, 2018.)

10.10

Second Amendment to Loan and Security Agreement dated December 19, 2017 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on March 28, 2018.)

10.11

Third Amendment to Loan and Security Agreement dated January 31, 2018 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 8-K filed on February 1, 2018.)

10.12

Fourth Amendment to Loan and Security Agreement dated February 5, 2018 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018.)

10.13

Fifth Amendment to Loan and Security Agreement dated March 6, 2018 between the Company, 3VR Security, Inc. and East West Bank. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on May 15, 2018.)

10.14

Sixth Amendment to Loan and Security Agreement dated April 18, 2018 between the Company, 3VR Security, Inc. and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2018.)

10.15

Seventh Amendment to Loan and Security Agreement dated July 17, 2018 between the Company, 3VR Security, Inc. and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018.)

10.16

Eighth Amendment to Loan and Security Agreement dated November 1, 2018 between the Company, 3VR Security, Inc. Thursby Software Systems and East West Bank. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2018.)

10.17

Ninth Amendment to Loan and Security Agreement dated January 2, 2019 between the Company, 3VR Security, Inc. Thursby Software Systems and East West Bank. (Incorporated by Reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

10.18

Tenth Amendment to Loan and Security Agreement dated February 6, 2019 between the Company, Thursby Software Systems and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2019.)

Exhibit Number	Description of Document
10.19

Eleventh Amendment to Loan and Security Agreement dated March 28, 2019 between the Company, Thursby Software Systems, LLC and East West Bank (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on March 5, 2019.)

10.20

Twelfth Amendment to Loan and Security Agreement dated January 28, 2020 between the Company, Thursby Software Systems, LLC and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2020.)

10.21

Securities Purchase Agreement dated December 21, 2017 among the Company, 21 April Fund, Ltd. and 21 April Fund, LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

10.22

Stockholder Agreement dated December 21, 2017 among the Company, 21 April Fund, Ltd. and 21 April Fund, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

10.23

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

March 17, 2020

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

Signature	Capacity in Which Signed	Date

/s/ Steven Humphreys	Chief Executive Officer	March 17, 2020
Steven Humphreys	(Principal Executive Officer)

/s/ Sandra Wallach	Chief Financial Officer and Secretary	March 17, 2020
Sandra Wallach	(Principal Financial and Accounting Officer)

/s/ James E. Ousley	Chairman of the Board and Director	March 17, 2020
James E. Ousley

/s/ Robin R. Braun	Director	March 17, 2020
Robin R. Braun

/s/ Gary Kremen	Director	March 15, 2020
Gary Kremen

/s/ Nina B. Shapiro	Director	March 17, 2020
Nina B. Shapiro