Form 10-Q
period 2020-03-31
Identiv, Inc.
filed 2020-05-11
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 17,674,570 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$8,696	$9,383
Accounts receivable, net of allowances of $281 and $299 as of March 31, 2020 and December 31, 2019, respectively	20,040	18,363
Inventories	15,943	16,145
Prepaid expenses and other current assets	2,533	2,292
Total current assets	47,212	46,183
Property and equipment, net	1,956	2,042
Operating lease right-of-use assets	4,102	4,629
Intangible assets, net	9,342	10,104
Goodwill	10,138	10,238
Other assets	1,051	1,122
Total assets	$73,801	$74,318
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$8,473	$8,799
Current portion - contractual payment obligation	664	1,311
Current portion - financial liabilities, net of discount and debt issuance costs of $107 and $41 as of March 31, 2020 and December 31, 2019, respectively	17,758	14,189
Operating lease liabilities	1,662	1,814
Deferred revenue	1,736	2,193
Accrued compensation and related benefits	1,877	1,671
Other accrued expenses and liabilities	4,015	4,498
Total current liabilities	36,185	34,475
Long-term contractual payment obligation	720	360
Long-term operating lease liabilities	2,635	3,013
Long-term deferred revenue	550	640
Other long-term liabilities	357	364
Total liabilities	40,447	38,852
Commitments and contingencies (see Note 17)
Stockholders´ equity:
Series B convertible preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 18,746 and 18,209 shares issued and 17,475 and 16,986 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	19	18
Additional paid-in capital	448,604	447,965
Treasury stock, 1,271 and 1,223 shares as of March 31, 2020 and December 31, 2019, respectively	(9,268)	(9,043)
Accumulated deficit	(407,551)	(405,504)
Accumulated other comprehensive income	1,545	2,025
Total stockholders´ equity	33,354	35,466
Total liabilities and stockholders' equity	$73,801	$74,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Net revenue	$18,120	$19,522
Cost of revenue	10,620	10,818
Gross profit	7,500	8,704
Operating expenses:
Research and development	2,596	2,026
Selling and marketing	4,497	4,498
General and administrative	2,191	2,622
Restructuring and severance	65	(12)
Total operating expenses	9,349	9,134
Loss from operations	(1,849)	(430)
Non-operating income (expense):
Interest expense, net	(252)	(279)
Foreign currency gains (losses), net	86	(2)
Loss before income taxes	(2,015)	(711)
Income tax provision	(32)	(104)
Net loss	$(2,047)	$(815)

Net loss per common share:
Basic	$(0.13)	$(0.06)
Diluted	$(0.13)	$(0.06)
Weighted average common shares outstanding, basic and diluted	17,521	16,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(2,047)	$(815)
Other comprehensive loss, net of income taxes:
Foreign currency translation adjustment	(480)	(129)
Total other comprehensive loss, net of income taxes	(480)	(129)
Comprehensive loss	$(2,527)	$(944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2019	5,000	$5	16,986	$18	$447,965	$(9,043)	$(405,504)	$2,025	$35,466
Net loss	—	—	—	—	—	—	(2,047)	—	(2,047)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(480)	(480)
Issuance of common stock in connection with vesting of stock awards	—	—	150	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	640	—	—	—	640
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(48)	—	—	(225)	—	—	(225)
Issuance of common stock in connection with warrant exercise	—	—	387	1	(1)	—	—	—	—
Balances, March 31, 2020	5,000	$5	17,475	$19	$448,604	$(9,268)	$(407,551)	$1,545	$33,354

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2018	5,000	$5	15,967	$17	$444,145	$(8,153)	$(404,353)	$2,209	$(170)	$33,700
Net loss	—	—	—	—	—	—	(815)	—	—	(815)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(129)	—	(129)
Issuance of common stock in connection with acquisition of business	—	—	419	1	1,634	—	—	—	—	1,635
Issuance of common stock in connection with vesting of stock awards	—	—	126	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	687	—	—	—	—	687
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(43)	—	—	(228)	—	—	—	(228)
Issuance of common stock in connection with warrant exercise	—	—	10	—	—	—	—	—	—	—
Balances, March 31, 2019	5,000	$5	16,479	$18	$446,466	$(8,381)	$(405,168)	$2,080	$(170)	$34,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,047)	$(815)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	847	852
Accretion of interest on contractual payment obligation	32	44
Stock-based compensation expense	640	687
Amortization of debt issuance costs	24	25
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,671)	157
Inventories	208	1,431
Prepaid expenses and other assets	(170)	318
Accounts payable	(324)	268
Contractual payment obligation liability	(319)	(310)
Deferred revenue	(547)	560
Accrued expenses and other liabilities	(382)	(1,728)
Net cash (used in) provided by operating activities	(3,709)	1,489
Cash flows from investing activities:
Capital expenditures	(137)	(65)
Acquisition of business, net of cash acquired	—	(1,287)
Net cash used in investing activities	(137)	(1,352)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	4,346	1,646
Repayments of debt	(709)	(1,371)
Repayments of notes payable	—	(2,000)
Taxes paid related to net share settlement of restricted stock units	(225)	(228)
Net cash provided by (used in) financing activities	3,412	(1,953)
Effect of exchange rates on cash	(253)	(120)
Net decrease in cash	(687)	(1,936)
Cash at beginning of period	9,383	10,866
Cash at end of period	$8,696	$8,930
Supplemental Disclosures of Cash Flow Information:
Interest paid	$228	$245
Taxes paid, net	$39	$29
Non-cash investing and financing activities:
Common stock issued for acquisition of business, net	$—	$1,635

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. (“Identiv” or the “Company”) and its wholly and majority owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

No material changes have been made to the Company's significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

Nature of Products and Services

The Company derives revenue primarily from sales of hardware products, software licenses, professional services, software maintenance and support, and extended hardware warranties.

Hardware Product Revenue — The Company generally has two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide assurance that the product complies with its agreed-upon specifications and is free from defects in material and workmanship for a period of one to three years (i.e. assurance warranty). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. The Company has concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. None of the transaction price is allocated to the assurance warranty component, as the Company accounts for these product warranty costs in accordance with Accounting Standards Codification ("ASC”) 460, Guarantees (“ASC 460”). Payments for hardware contracts are generally due 30 to 60 days after shipment of the hardware product.

Software License Revenue — The Company’s license arrangements grant customers the perpetual right to access and use the licensed software products at the outset of an arrangement. Technical support and software updates are generally made available throughout the term of the support agreement, which is generally one to three years. The Company accounts for these arrangements as two performance obligations: (1) the software licenses, and (2) the related updates and technical support. The software license revenue is recognized upon delivery of the license to the customer, while the software updates and technical support revenue is recognized over the term of the support contract. Payments are generally due 30 to 60 days after delivery of the software licenses.

Professional Services Revenue — Professional services revenue consists primarily of programming customization services performed relating to the integration of the Company’s software products with the customers other systems, such as human resources systems. Professional services contracts are generally billed on a time and materials basis and revenue is recognized as the services are performed.

Software Maintenance and Support Revenue — Support and maintenance contract revenue consists of the services provided to support the specialized programming applications performed by the Company’s professional services group. Support and maintenance contracts are typically billed at inception of the contract and recognized as revenue over the contract period, typically over a one to three year period.

Extended Hardware Warranties Revenue — Sales of the Company’s hardware products may also include optional extended hardware warranties, which typically provide assurance that the product will continue function as initially intended. Extended hardware warranty contracts are typically billed at inception of the contract and recognized as revenue over the respective contract period, typically over one to two year periods after the expiration of the original assurance warranty.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the shipping location of the customer. The geographic regions that are tracked are the Americas, Europe and the Middle East, and Asia-Pacific regions. The Company operates as two operating segments.

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three Months Ended March 31,
	2020			2019
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$12,705	$1,163	$13,868	$13,524	$1,201	$14,725
Europe and the Middle East	2,504	97	2,601	2,865	65	2,930
Asia-Pacific	1,651	—	1,651	1,867	—	1,867
Total	$16,860	$1,260	$18,120	$18,256	$1,266	$19,522

Contract Balances

Amounts invoiced in advance of services being provided are accounted for as deferred revenue. Nearly all of the Company’s deferred revenue balance is related to software maintenance contracts. Payment terms and conditions vary by contract type, although payment is typically due within 30 to 60 days of contract inception. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined its contracts do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, not to receive financing from its customers.

Changes in deferred revenue during the three months ended March 31, 2020 were as follows (in thousands):

Amount
Deferred revenue as of December 31, 2019	$2,833
Deferral of revenue billed in current period, net of recognition	384
Recognition of revenue deferred in prior periods	(931)
Deferred revenue as of March 31, 2020	$2,286

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $1.3 million as of March 31, 2020. Since the Company typically invoices customers at contract inception, this amount is included in its deferred revenue balance. As of March 31, 2020, the Company expects to recognize 48% of the revenue related to these unsatisfied performance obligations during the remainder of 2020, 32% during 2021, and 20% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e. commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the three months ended March 31, 2020, total capitalized costs to obtain contracts were immaterial.

4. Business Combinations

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

Additionally, in the event that revenue from Thursby products was greater than $8.0 million, $11.0 million, or $15.0 million in product shipments in 2019, the Company would have been obligated to issue earnout consideration of up to a maximum of $7.5 million payable in shares of the Company’s common stock, subject to certain conditions. In the event that such revenue was less than $15.0 million in 2019, but 2020 revenue from Thursby products exceeds $15.0 million, the Company will be obligated to issue an additional $2.5 million in earnout consideration payable in shares of the Company’s common stock. The maximum total earnout consideration payable for all periods is $7.5 million in the aggregate, payable in shares of the Company’s common stock. Management has assessed the probability of the issuance of shares related to the earnout consideration and determined it as remote. Accordingly, no value was ascribed to the earnout consideration as of March 31, 2020.

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

Pursuant to ASC 805, the Company incurred and expensed approximately $27,000 in acquisition and transactional costs associated with the acquisition of Thursby during the year ended December 31, 2019, which were primarily general and administrative expenses. No expenses were incurred in the three months ended March 31, 2020.

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

An aggregate of approximately 31,447 shares of the Company’s common stock issuable at the closing of the transaction were held back for 12 months following the closing for the satisfaction of certain indemnification claims. In the first quarter of 2020, the Company released the 31,447 holdback shares as the indemnification claims were satisfied.

Additionally, in the event that revenue from the assets purchased under the agreement in 2019 was greater than certain specified revenue targets, the Company would be obligated to issue earnout consideration of up to a maximum of $3.5 million payable in shares of the Company’s common stock (subject to certain conditions).  In the event that such revenue targets were not met in 2019, but 2020 revenue from the assets purchased exceeds certain higher targets for 2020, then the Company will be obligated to issue up to a maximum of $2.25 million in earnout consideration in the form of common stock. The maximum total earnout consideration liability for all periods is $3.5 million in the aggregate, payable in the Company’s common stock. At December 31, 2019, management had assessed the probability of the issuance of shares related to the earnout consideration and determined its fair value to be $750,000. In the first quarter of 2020, the Company and the selling stockholders of the net assets acquired from Viscount reached agreement that certain of the revenue targets were achieved. Accordingly, in the second quarter of 2020, the Company will issue to the selling stockholders, noted above, the related earnout consideration of 157,233 shares of its common stock. The amount of earnout consideration is included in other accrued expenses and liabilities in the accompanying condensed consolidated balance sheets.

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

Pursuant to ASC 805, the Company incurred and expensed approximately $27,000 in acquisition and transactional costs associated with the Asset Purchase during the year ended December 31, 2019, which were primarily general and administrative expenses. No expenses were incurred in the three months ended March 31, 2020.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2020 and December 31, 2019, there were nominal cash equivalents.

The Company’s only liabilities measured at fair value on a recurring basis are the contingent consideration associated with the acquisitions of Thursby and Viscount. The fair value of the earnout consideration is based on achieving certain revenue and profit targets as defined under the respective acquisition agreements. The valuation of the earnout consideration is classified as a Level 3 measurement as it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the earnout consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the earnout consideration at each reporting period. As of December 31, 2019, management had assessed the probability of the issuance of shares related to the Viscount earnout consideration and determined its fair value to be $750,000. No fair value was assigned to the earnout consideration in the Thursby acquisition. The amount of earnout consideration is included in other accrued expenses and liabilities in the accompanying condensed consolidated balance sheets.

Changes in the fair value of liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

Viscount Earnout Consideration
Balance as of December 31, 2019	$750
Increase (decrease) in fair value of liability	—
Balance as of March 31, 2020	$750

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

As of March 31, 2020 and December 31, 2019, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2020 and December 31, 2019, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, financial liabilities and other accrued liabilities approximate fair value due to their short maturities. Based on the borrowing rates currently available to the Company for debt with similar terms, the carrying value of the outstanding debt approximates fair value.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Premises	Identity	Total
Balance as of December 31, 2019	$6,684	$3,554	$10,238
Currency translation adjustment	(100)	—	(100)
Balance as of March 31, 2020	$6,584	$3,554	$10,138

The Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In testing for goodwill impairment, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. During the quarter ended March 31, 2020, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount as of March 31, 2020	$749	$9,054	$15,712	$25,515
Accumulated amortization	(267)	(5,098)	(10,808)	(16,173)
Intangible assets, net as of March 31, 2020	$482	$3,956	$4,904	$9,342

Gross carrying amount as of December 31, 2019	$763	$9,109	$15,763	$25,635
Accumulated amortization	(229)	(4,873)	(10,429)	(15,531)
Intangible assets, net as of December 31, 2019	$534	$4,236	$5,334	$10,104

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as shown in the table above. The Company performs an evaluation of it its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three months ended March 31, 2020.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$224	$224
Selling and marketing	418	418
Total	$642	$642

The estimated annual future amortization expense for purchased intangible assets with definite lives as of March 31, 2020 was as follows (in thousands):

2020 (remaining nine months)	$1,917
2021	1,101
2022	1,101
2023	1,024
2024	951
Thereafter	3,248
Total	$9,342

7. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$5,802	$4,612
Work-in-progress	129	100
Finished goods	10,012	11,433
Total	$15,943	$16,145

Property and equipment, net consists of (in thousands):

	March 31,	December 31,
	2020	2019
Building and leasehold improvements	$1,259	$1,200
Furniture, fixtures and office equipment	1,254	1,276
Plant and machinery	10,374	10,364
Purchased software	2,174	2,161
Total	15,061	15,001
Accumulated depreciation	(13,105)	(12,959)
Property and equipment, net	$1,956	$2,042

The Company recorded depreciation expense of $0.2 million during each of the three months ended March 31, 2020 and 2019.

Other accrued expenses and liabilities consist of (in thousands):

	March 31,	December 31,
	2020	2019
Accrued professional fees	$1,466	$1,511
Customer deposits	193	137
Accrued warranties	386	407
Earnout liability	750	750
Other accrued expenses	1,220	1,693
Total	$4,015	$4,498

8. Contractual Payment Obligation

Hirsch Electronics Corporation (“Hirsch”) Acquisition – Secure Keyboards and Secure Networks. Prior to the 2009 acquisition of Hirsch Electronics Corporation by the Company, effective November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). At the time, Secure Keyboards and Secure Networks were related to Hirsch through certain common shareholders and limited partners, including Hirsch’s then President Lawrence Midland, who resigned as President of the Company effective July 31, 2014. Immediately following the acquisition, Mr. Midland owned 30% of Secure Keyboards and 9% of Secure Networks. Secure Networks was dissolved in 2012 and Mr. Midland owned 24.5% of Secure Keyboards upon his resignation effective July 31, 2014.

On April 8, 2009, Secure Keyboards, Secure Networks and Hirsch amended and restated the 1994 Settlement Agreement to replace the royalty-based payment arrangement under the 1994 Settlement Agreement with a new, definitive installment payment schedule with contractual payments to be made in future periods through 2021 (the “2009 Settlement Agreement”). The Company was not an original party to the 2009 Settlement Agreement as the acquisition of Hirsch occurred subsequent to the 2009 Settlement Agreement being entered into. The Company has, however, provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligations under the 2009 Settlement Agreement (the “Guarantee”). The 2009 Settlement Agreement and the Guarantee became effective upon the acquisition of Hirsch on April 30, 2009. The Company’s annual payment to Secure Keyboards and Secure Networks in any given year under the 2009 Settlement Agreement is subject to an increase based on the percentage increase in the Consumer Price Index during the previous calendar year. The final payment to Secure Networks was made on January 30, 2012.

On April 13, 2020, the Company, Secure Keyboards, and Secure Networks, amended the 2009 Settlement Agreement. The amendment reduces the amount of quarterly payments due under the obligation in 2020, and requires three additional quarterly payments in 2021, increasing the total amount due under the obligation by approximately $90,000. The Company’s remaining payment obligation under the 2009 Settlement Agreement, as amended, has been extended through October 31, 2021.

    The Company included $32,000, and $44,000 of interest expense during the three months ended March 31, 2020 and 2019, respectively, in its condensed consolidated statements of operations for interest accreted on the contractual payment obligation.

The ongoing payment obligation in connection with the Hirsch acquisition as of March 31, 2020, as amended, was as follows (in thousands):

2020 (remaining nine months)	$451
2021	1,083
Present value discount factor	(150)
Total	$1,384

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	March 31,	December 31,
	2020	2019
Revolving loan facility	$13,865	$14,230
EWB term loan	4,000	—
Total before discount and debt issuance costs	17,865	14,230
Less: Current portion of term loan	(4,000)	—
Less: Current portion of revolving loan facility	(13,758)	(14,189)
Less: Current portion of unamortized discount and debt issuance costs	(107)	(41)
Long-term financial liabilities	$—	$—

On February 8, 2017, the Company entered into Loan and Security Agreements with East West Bank (“EWB”) and Venture Lending & Leasing VII, Inc. and Venture Lending VIII, Inc. (collectively referred to as “VLL7 and VLL8”). The Loan and Security agreement, as amended, with EWB provided a $16.0 million revolving loan facility (“Revolving Loan Facility”), and the Loan and Security Agreement with VLL7 and VLL8 provided a $10.0 million term loan facility (“Term Loan”). All amounts due under the Term Loan were paid in full in May 2018.

On February 6, 2019, the Company entered into an amendment (the “Tenth Amendment”) to its Loan and Security Agreement, as amended, with EWB which increased the Revolving Loan Facility from $16.0 million to $20.0 million, lowered the interest rate from prime rate plus 1.0% to prime rate plus 0.75%, extended the maturity date to February 8, 2021, and amended certain financial covenants, including covenants with respect to minimum EBITDA levels. On March 27, 2019, the Company entered into an amendment (the “Eleventh Amendment”) which modified certain financial covenants.

On January 28, 2020, the Company entered into an amendment (the “Twelfth Amendment”) to its Loan and Security Agreement with EWB, which provided a new term loan facility (“EWB Term Loan”) in a principal amount of $4.5 million and reduced the Revolving Loan Facility under the Loan and Security Agreement from $20.0 million to $15.5 million. The EWB Term Loan has an interest rate equal to the prime rate plus 2.25%, began to amortize on February 1, 2020, with principal in the amount of $250,000 due monthly through the first anniversary of the Term Loan, and the remainder due on such first anniversary. In addition, certain definitions in the Loan and Security Agreement were amended pursuant to the Twelfth Amendment, including the definition of EBITDA and Borrowing Base, and a new fixed charge coverage ratio financial covenant was added. Upon repayment of the EWB Term Loan in full, the Revolving Loan Facility will be increased to $20.0 million and the fixed charge coverage ratio financial covenant will no longer apply.

On May 5, 2020, the Company entered into an amendment (the “Thirteenth Amendment”) to its Loan and Security Agreement with EWB and Thursby. Under the Thirteenth Amendment, certain definitions were amended, including the definitions of Permitted Indebtedness and EBITDA, and certain financial covenants were amended, including reducing from $4.0 million to $3.0 million the amount of unrestricted cash that must be held in the Company’s accounts with EWB during the period from May 1, 2020 through September 30, 2020 and providing for minimum trailing six-month EBITDA of at least $0.6 million during such period and of $0.3 million thereafter. In addition, the Company is not required to make monthly principal payments on the EWB Term Loan for the three payment dates of May 1, 2020, June 1, 2020 and July 1, 2020.

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

The Company was not in compliance with certain financial covenants under the Loan and Security Agreement, as amended, as of March 31, 2020, which non-compliance was waived by EWB.

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

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted on March 27, 2020 in the United States. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses and payroll benefits. Several foreign (non-U.S.) jurisdictions in which we operate have taken similar economic stimulus measures. The Company is evaluating the impact, if any, the CARES Act and other non-U.S. economic stimulus measures will have on the Company’s financial results and required disclosures.

11. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following tables summarize Series B convertible preferred stock and the accretion of dividend activity for the three months ended March 31, 2020 (in thousands):

	Tranche 1	Tranche 2	Total
Series B Convertible Preferred Stock
Balance as of December 31, 2019	$13,230	$8,645	$21,875
Cumulative dividends on Series B convertible preferred stock	165	105	270
Balance as of March 31, 2020	$13,395	$8,750	$22,145

Number of Common Shares Issuable Upon Conversion
Balance as of December 31, 2019	3,308	2,161	5,469
Cumulative dividends on Series B convertible preferred stock	41	26	67
Balance as of March 31, 2020	3,349	2,187	5,536

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of March 31, 2020 would be convertible into 5,536,344, shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in the event of certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of March 31, 2020, none of the contingent conditions to adjust the total common shares to convert the shares had been met.

Each share of Series B convertible preferred stock is entitled to a cumulative annual dividend of 5% for the first six (6) years following the issuance of such share and 3% for each year thereafter, with the Company retaining the option to settle each year’s dividend after the tenth (10th) year in cash. The dividends accrue and are payable in kind upon such time as the shares convert into the Company’s common stock. In general, the shares are not entitled to vote except in certain limited cases, including in change of control transactions where the expected price per share distributable to the Company’s stockholders is expected to be less than $4.00 per share.

The Certificate of Designation with respect to the Series B convertible preferred stock further provides that in the event of, among other things, any change of control, liquidation or dissolution of the Company, the holders of the Series B convertible preferred stock will be entitled to receive, on a pari passu basis with the holders of the common stock, the same amount and form of consideration that the holders of the Company’s common stock receive (on an as-if-converted-to-common-stock basis and without regard to the Ownership Limitation applicable to the Series B convertible preferred stock).

Common Stock Warrants

On February 8, 2017, the Company entered into Loan and Security Agreement with each of EWB and VLL7 and VLL8 as discussed in Note 9, Financial Liabilities. In connection with the Company’s Revolving Loan Facility, the Company issued to EWB a warrant (the "EWB Warrant") to purchase up to 40,000 shares of the Company's common stock at a per share exercise price of $3.64, and in connection with the Company’s Term Loan Facility, issued to each of VLL7 and VLL8 a warrant to purchase 290,000 shares of the Company's common stock at a per share exercise price of $2.00 (the “VLL7 Warrant” and the “VLL8 Warrant,” respectively). Each of the EWB Warrant, the VLL7 Warrant and the VLL8 Warrant was immediately exercisable for cash or by net exercise and expire on February 8, 2022. On January 30, 2020, each of VLL7 and VLL8 exercised their warrant on a cashless net exercise basis, with each receiving 193,494 shares of the Company’s common stock.

On May 5, 2020, the Company entered into the Thirteenth Amendment to its Loan and Security Agreement with EWB and Thursby, as discussed in Note 9, Financial Liabilities. In connection with the Thirteenth Amendment, the Company also amended the East West Bank Warrant reducing its exercise price from $3.64 to $3.50 per share and extending the expiration date of the East West Bank Warrant from February 8, 2022 to February 8, 2023.

Below is the summary of outstanding warrants issued by the Company as of March 31, 2020:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
East West Bank Warrant	40,000	$3.64	February 8, 2017	February 8, 2022

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2020 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), and issuance of RSUs vested but not released	1,835,402
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	412,744
Warrants to purchase common stock	40,000
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,123,483

12. Stock-Based Compensation

Stock Incentive Plans

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan (the “2011 Plan”), as amended, to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grant under the 2011 Plan, including shares rolled over from the 2007 Plan and the 2010 Plan. Subsequent to June 6, 2011 through December 31, 2019, the number of shares of common stock authorized for issuance under the 2011 Plan has been increased by an aggregate of 3,500,000 shares.

Stock Option Plans

A summary of activity for the Company’s stock option plans for the three months ended March 31, 2020 is as follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance as of December 31, 2019	562,102	$5.60	5.86	$572,869
Granted	—	—
Cancelled or Expired	—	—
Exercised	—	—
Balance as of March 31, 2020	562,102	$5.60	5.56	$—
Vested or expected to vest as of March 31, 2020	562,102	$5.60	5.56	$—
Exercisable as of March 31, 2020	562,102	$5.60	5.56	$—

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock and the option exercise price of in-the-money options multiplied by the number of such options.

The following table summarizes information about options outstanding as of March 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	465,310	6.02	$4.45	465,310	$4.45
$7.50 - $11.30	75,198	3.74	9.89	75,198	9.89
$12.00 - $19.70	17,244	2.06	13.60	17,244	13.60
$21.70 - $24.20	4,350	1.43	23.27	4,350	23.27
$4.36 - $24.20	562,102	5.68	5.60	562,102

As of March 31, 2020, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2020:

	Number of RSUs	Weighted Average Fair Value
Unvested as of December 31, 2019	1,148,110	$4.43
Granted	136,396	2.73
Vested	(177,101)	4.02
Forfeited	(64,439)	4.65
Unvested as of March 31, 2020	1,042,966	$4.26
Shares vested but not released	230,334	$5.16

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock on the date of grant. As of March 31, 2020, there was $3.7 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.6 years.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$40	$29
Research and development	174	114
Selling and marketing	126	180
General and administrative	300	364
Total	$640	$687

Restricted Stock Unit Net Share Settlements

During the three months ended March 31, 2020 and 2019, the Company repurchased 48,335 and 42,880 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

13. Net Loss per Common Share

Basic and diluted net loss per share is based upon the weighted average number of common shares outstanding during the period. The following table sets forth the computation of basic earnings per share (“EPS”):

	Three Months Ended March 31,
Numerator:	2020	2019
Net loss	$(2,047)	$(815)
Accretion of Series B convertible preferred stock dividends	(270)	(258)
Numerator for basic EPS - net loss available to common stockholders	$(2,317)	$(1,073)

Denominator:
Weighted average common shares outstanding - basic	17,521	16,837
Net loss per common share - basic	$(0.13)	$(0.06)

The following common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2020 and 2019 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Shares of common stock subject to outstanding RSUs	1,043	1,430
Shares of common stock subject to outstanding stock options	562	576
Shares of common stock subject to outstanding warrants	40	705
Shares of common stock issuable upon conversion of Series B convertible preferred stock	5,536	5,273
Total	7,181	7,984

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

Net revenue and gross profit information by segment for the three months ended March 31, 2020 and 2019 are as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Premises:
Net revenue	$8,234	$9,330
Gross profit	4,526	4,379
Gross profit margin	55%	47%
Identity:
Net revenue	9,886	10,192
Gross profit	2,974	4,325
Gross profit margin	30%	42%
Total:
Net revenue	18,120	19,522
Gross profit	7,500	8,704
Gross profit margin	41%	45%
Operating expenses:
Research and development	2,596	2,026
Selling and marketing	4,497	4,498
General and administrative	2,191	2,622
Restructuring and severance	65	(12)
Total operating expenses:	9,349	9,134
Loss from operations	(1,849)	(430)
Non-operating income (expense):
Interest expense, net	(252)	(279)
Foreign currency gains (losses), net	86	(2)
Loss before income taxes	$(2,015)	$(711)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three months ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Americas	$13,868	$14,725
Europe and the Middle East	2,601	2,930
Asia-Pacific	1,651	1,867
Total	$18,120	$19,522

Percentage of net revenue:
Americas	77%	75%
Europe and the Middle East	14%	15%
Asia-Pacific	9%	10%
Total	100%	100%

Concentration of Credit Risk

No customer accounted for 10% or more of net revenue for either of the three months ended March 31, 2020 or 2019. No customer accounted for 10% of net accounts receivable at March 31, 2020 or December 31, 2019.

Long-lived assets by geographic location as of March 31, 2020 and December 31, 2019 are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Property and equipment, net:
Americas	$700	$839
Europe and the Middle East	49	55
Asia-Pacific	1,207	1,148
Total property and equipment, net	$1,956	$2,042

Operating lease ROU assets:
Americas	$3,868	$4,265
Europe and the Middle East	102	105
Asia-Pacific	132	259
Total operating lease right-of-use assets	$4,102	$4,629

15. Restructuring and Severance

Restructuring expenses incurred in the three months ended March 31, 2019 consist of facility rental related costs associated with the 3VR office space in San Francisco, California, offset by sublease income received from a tenant which is subletting the office space over the remaining term of the original lease. The restructuring accrual at March 31, 2019 relates to the Company’s future rental payment obligation associated with vacated office space at its Fremont, California facility. In the three months ended March 31, 2020, the Company incurred restructuring expenses and severance expenses of $65,000 consisting primarily of severance related costs of $64,000, and facility rental related costs associated with the 3VR office space, discussed above, of approximately $190,000 offset by sublease income received.

Restructuring and severance activities during the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$—	$129
Restructuring expense (income) for the period	65	(12)
Net payments during the period	(65)	12
Balance at end of period	$—	$129

16. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was approximately $0.4 million for both the three months ended March 31, 2020 and 2019.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2020 (in thousands):

March 31,
2020
2020 (remaining nine months)	$1,515
2021	1,601
2022	939
2023	342
2024	217
Thereafter	292
Total minimum lease payments	4,906
Less: amount of lease payments representing interest	(609)
Present value of future minimum lease payments	4,297
Less: current liabilities under operating leases	(1,662)
Long-term operating lease liabilities	$2,635

As of March 31, 2020, the weighted average remaining lease term for the Company’s operating leases was 3.2 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.4%. Sublease rental income due in the future under non-cancelable subleases was $1.6 million.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million for the three months ended March 31, 2020. Cash received from sublease rentals was $0.2 million for the three months ended March 31, 2020.

17. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of March 31, 2020 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2020 (remaining nine months)	$10,940	$448	$11,388

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$399	$456
New product warranties	9	5
Claims activity	(22)	(28)
Balance at end of period	$386	$433

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

18. Subsequent Events

On May 5, 2020, the Company issued secured subordinated promissory notes in an aggregate principal amount of $4.0 million (the “Notes”) to  21 April Fund, LP and 21 April Fund, Ltd. (collectively referred to as the “April 21 Funds”) pursuant to a Note and Warrant Purchase Agreement entered into with the April 21 Funds (the “Note Purchase Agreement”). The Notes are secured by the Company’s assets, but subordinate to the Company’s obligations to EWB under its Loan and Security Agreement.  Proceeds from the sale of the Notes must be used for expenses incurred by the Company in connection with its provisions of goods and services under a statement of work with a third party.  The Notes have an initial term of nine months and do not bear interest during this period. However, if the Notes are not repaid on or before the nine-month anniversary of issuance, (a) the Notes will thereafter bear interest of 8% per annum, payable quarterly, and (b) additional warrants to purchase common stock would be issuable to the April 21 Funds for each month all or a portion of the Notes remain unpaid, as further detailed in the Note Purchase Agreement.  In the event the Notes are not paid in full by the first anniversary of their issuance, May 5, 2021, they shall thereafter bear interest of 12% per annum, payable quarterly, and additional Extension Warrants would be issuable to the April 21 Funds.

On May 5, 2020, the Company entered into a Note and Warrant Purchase Agreement with 21 April Fund, LP and 21 April Fund, Ltd. (collectively referred to as the “April 21 Funds”), as discussed in Note 9, Financial Liabilities, in which the Company issued warrants (“April 21 Funds Warrants”) to purchase 275,000 shares of common stock of the Company. The April 21 Funds Warrants have a term of three years (subject to early termination upon the closing of an acquisition); provided, that in the event that the Note is not paid in full by the nine-month anniversary of issuance, the term of the April 21 Funds Warrants shall be extended for a period of time equal to the period of time from such nine-month anniversary until the date the Note is fully paid.  The Extension Warrants have a term of three years from the date of issuance of the latest Extension Warrant to be issued (subject to early termination upon an acquisition). The shares of common stock issuable upon exercise of the warrants and any Extension Warrants that may be issued are entitled to the same resale registration rights granted to the April 21 Funds Warrants under the Stockholders Agreement dated December 21, 2017 in connection with the April 21 Funds Warrants’ previous purchase of certain securities of the Company.

On April 9, 2020, the Company entered into a promissory note (the “Note”) under the Paycheck Protection Program established under Section 1102 of the CARES Act. The Note is dated April 8, 2020 with EWB. The Company borrowed a principal amount of approximately $2.9 million. The interest on the Note is 1.00% per annum. The Note is payable two years from the date of the Note, and there is no prepayment penalty. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with Small Business Administration rules established for the Paycheck Protection Program.

Additional subsequent events are disclosed within Notes 8 and 9, and 11.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Risk Factors,” The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Americas	$13,868	$14,725
Europe and the Middle East	2,601	2,930
Asia-Pacific	1,651	1,867
Total	$18,120	$19,522

Percentage of net revenue:
Americas	77%	78%
Europe and the Middle East	14%	12%
Asia-Pacific	9%	10%
Total	100%	100%

Net Revenue Trends

Net revenue for the three months ended March 31, 2020 was $18.1 million, a decrease of 7% compared with $19.5 million for the three months ended March 31, 2019. Net revenue in our Premises segment, which accounted for 45% of our net revenue, was $8.2 million for the three months ended March 31, 2020, a decrease of 12% compared with $9.3 million for the three months ended March 31, 2019. Net revenue in our Identity segment, which represented 55% of our net revenue, was $9.9 million for the three months ended March 31, 2020, a decrease of 3% compared with $10.2 million for the three months ended March 31, 2019.

Net Revenue in the Americas

Net revenue in the Americas was approximately $13.9 million for the three months ended March 31, 2020, representing approximately 77% of total net revenue, a decrease of 6% compared to $14.7 million for the three months ended March 31, 2019. Net revenue from our Premises solutions for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 54% of our net revenue in the Americas region.

Net revenue in our Premises segment for the three months ended March 31, 2020 decreased 15% compared to the prior year period primarily due to lower sales of video technology and analytics software products and related support services, lower sales of Freedom, Liberty, and Enterphone™ MESH access control products and services, as well as lower sales of Hirsch physical access control products. These decreases were partially offset by higher Hirsch Velocity software product sales and related support services. Net revenue in our Identity segment for the three months ended March 31, 2020 increased 7% compared to the prior year period primarily due to higher sales of RFID transponder products, partially offset by the impact of a large order of mobile security solution products by the U.S. Navy Reserve in the first quarter of 2019 which was not repeated in the first quarter of 2020.

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

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $4.3 million for the three months ended March 31, 2020, accounting for 23% of total net revenue, was down 11% compared to $4.8 million for the three months ended March 31, 2019 primarily as a result of lower sales in both regions. Net revenue in these regions are very dependent on the completion of large projects and the timing of orders placed by some of our customers. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Premises products increased 32% for the three months ended March 31, 2020 from the prior year period primarily due to higher sales of Hirsch related physical access control solutions in the Europe and Middle East region partially offset by lower sales in the Asia-Pacific region. Net revenue from our Identity products decreased 18% for the three months ended March 31, 2020 compared with the same period of the prior year primarily due to lower sales of smart card readers and access cards in both regions. This decrease was partially offset by higher sales of RFID transponder products in both regions. RFID transponder products comprised approximately 45% of net revenue in both regions for the three months ended March 31, 2020, while Identity smart card readers and access cards comprised approximately 36% of net revenue in both regions in the same period.

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

In addition to the general seasonality of demand, overall U.S. Government expenditure patterns have a significant impact on demand for our products due to the significant portion of revenue that are typically sourced from U.S. Government agencies. Therefore, any significant reduction in U.S. Government spending could adversely impact our financial results and could cause our operating results to fall below any guidance we provide to the market or below the expectations of investors or security analysts.

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. However, we are monitoring the progression of the pandemic and its effect on our financial position, results of operations, and cash flows.

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative expense) increased 2% for the three months ended March 31, 2020 compared with the same period in 2019. Research and development expenses increased 28% for the three months ended March 31, 2020 compared with the same period in 2019 primarily due to higher external contractor costs, and salaries and related costs associated with the re-alignment of certain individuals in the first quarter of 2020 from sales and marketing to research and development. Selling and marketing expenses remained flat for the three months ended March 31, 2020 compared with the same period in 2019 primarily due to lower salaries and related costs associated with a reduction in headcount, and the re-alignment of certain individuals from sales and marketing to research and development, offset by an increase in employment recruiting fees in the first quarter of 2020. General and administrative expenses decreased 16% for the three months ended March 31, 2020, compared with the same period in 2019 primarily due to continued integration efforts across general and administrative functions, and lower professional fees in the first quarter of 2020.

Results of Operations

The following table includes segment net revenue and segment net profit information by business segment and reconciles gross profit to results of operations before income taxes (in thousands):

	Three Months Ended March 31,
	2020	2019	% Change
Premises:
Net revenue	$8,234	$9,330	(12%)
Gross profit	4,526	4,379	3%
Gross profit margin	55%	47%
Identity:
Net revenue	9,886	10,192	(3%)
Gross profit	2,974	4,325	(31%)
Gross profit margin	30%	42%
Total:
Net revenue	18,120	19,522	(7%)
Gross profit	7,500	8,704	(14%)
Gross profit margin	41%	45%
Operating expenses:
Research and development	2,596	2,026	28%
Selling and marketing	4,497	4,498	(0%)
General and administrative	2,191	2,622	(16%)
Restructuring and severance	65	(12)	N/A
Total operating expenses:	9,349	9,134	2%
Loss from operations	(1,849)	(430)	330%
Non-operating income (expense):
Interest expense, net	(252)	(279)	(10%)
Foreign currency gains (losses), net	86	(2)	N/A
Loss before income taxes	$(2,015)	$(711)	183%

Net Revenue

For the three months ended March 31, 2020, net revenue was $18.1 million, down 7% compared with $19.5 million for the comparable period in 2019. Net revenue was lower for the three months ended March 31, 2020, as a result of lower sales across both segments.

For the three months ended March 31, 2020, net revenue in our Premises segment was $8.2 million, a decrease of 12% from $9.3 million for the comparable period in 2019. The decrease was primarily due to lower sales of video technology and analytics software products and related support services, lower sales of Freedom, Liberty, and Enterphone™ MESH access control products and services, as well as lower sales of Hirsch physical access control products. These decreases were partially offset by higher Hirsch Velocity software product sales and related support services.

For the three months ended March 31, 2020, net revenue in our Identity segment was $9.9 million, a decrease of 3% from $10.2 million for the comparable period in 2019. The decrease was primarily due to lower sales of smart card readers, access card products, and the impact of a large order of mobile security solution products by the U.S. Navy Reserve in the first quarter of 2019 which was not repeated in the first quarter of 2020. These decreases were offset by higher sales of RFID transponder products.

Gross Profit

Gross profit in the three months ended March 31, 2020 was $7.5 million, or 41% of net revenue, compared with $8.7 million, or 45% of net revenue in the comparable period of 2019. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

In our Premises segment, gross profit was $4.5 million in the three months ended March 31, 2020 compared with $4.4 million in the comparable period of 2019. Gross profit margins in the Premises segment increased to 55% in the three months ended March 31, 2020 from 47% in the comparable period of 2020 primarily due to adjustments to our inventory reserves in the first quarter of 2019 as a result of management’s assessment of on-hand inventory levels and demand forecasts.

In our Identity segment, gross profit was $3.0 million in the three months ended March 31, 2020 compared with $4.3 million in the comparable period of 2019. Gross profit margins in the Identity segment decreased to 30% in the three months ended March 31, 2020 from 42% in the comparable period of 2019 and was primarily attributable to the change in product mix, with a higher proportion of lower margin RFID transponder product sales, and a large higher margin bulk order of readers to the U.S. Navy Reserve in the first quarter of 2019.

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

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2020 and 2019 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended March 31,
	2020	2019	% Change
Research and development	$2,596	$2,026	28%
as a % of net revenue	14%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three months ended March 31, 2020 increased compared to the comparable prior year period primarily due to higher external contractor costs, and salaries and related costs associated with the re-alignment of certain individuals in the first quarter of 2020 from sales and marketing to research and development.

Selling and Marketing

	Three Months Ended March 31,
	2020	2019	% Change
Selling and marketing	$4,497	$4,498	(0%)
as a % of net revenue	25%	23%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended March 31, 2020 was comparable to the prior year period due to lower salaries and related costs associated with a reduction in headcount, and the re-alignment of certain individuals from sales and marketing to research and development, offset by an increase in employment recruiting fees in the first quarter of 2020.

General and Administrative

	Three Months Ended March 31,
	2020	2019	% Change
General and administrative	$2,191	$2,622	(16%)
as a % of net revenue	12%	13%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expense for the three months ended March 31, 2020 decreased compared with the prior year period primarily due to continued integration efforts across general and administrative functions, and lower professional fees in the first quarter of 2020.

Restructuring and Severance Charges

	Three Months Ended March 31,
	2020	2019	% Change
Restructuring and severance	$65	$(12)	N/A

Restructuring expenses incurred in the three months ended March 31, 2019 consist of facility rental related costs associated with the 3VR office space in San Francisco, California, acquired in 2018, offset by sublease income. Restructuring and severance expenses in the three months ended March 31, 2020, consists primarily of severance related costs of $64,000, and facility rental related costs associated with the 3VR office space, discussed above, offset by sublease income received.

See Note 15, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Interest Expense

	Three Months Ended March 31,
	2020	2019	% Change
Interest expense, net	$(252)	$(279)	(10%)

Interest expense, net consists of interest on financial liabilities and interest accretion expense for a liability on a contractual payment obligation arising from our acquisition of Hirsch Electronics Corporation. Net interest expense for the three months ended March 31, 2020 was comparable to the same period in the prior year.

Foreign Currency Gains (Losses), Net

	Three Months Ended March 31,
	2020	2019	% Change
Foreign currency gains, net	$86	$(2)	N/A

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. dollar, the Indian Rupee, the Canadian dollar, and the Euro. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Taxes

	Three Months Ended March 31,
	2020	2019	% Change
Income tax provision	$(32)	$(104)	(69%)
Effective tax rate	(2%)	(15%)

As of March 31, 2020, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three months ended March 31, 2020. The effective tax rates for the three months ended March 31, 2020 and 2019 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates. The annual effective tax rate (“AETR”) as calculated under ASC 740 based on annual projected book income (loss) is highly sensitive to changes in such book income (loss) due to marginal projected book income and relatively significant permanent items (state and foreign taxes). The AETR as calculated is deemed highly sensitive to changes in estimates of total ordinary income or loss in periods of marginal statutory net income and actual year-to-date has been determined to be the best estimate of AETR.

Liquidity and Capital Resources

As of March 31, 2020, our working capital, defined as current assets less current liabilities, was $11.3 million, a decrease of $0.7 million compared to $11.7 million as of December 31, 2019. As of March 31, 2020, our cash balance was $8.7 million.

On February 8, 2017, we entered into a Loan and Security Agreement with East West Bank (“EWB”). The Loan and Security agreement, as amended, provided for a $16.0 million revolving loan facility. In the first quarter of 2019, we amended the Loan and Security Agreement with EWB increasing the revolving loan facility from $16.0 million to $20.0 million, lowering the interest rate from prime rate plus 1.0% to prime rate plus 0.75%, extending the maturity date to February 8, 2021, and amending certain financial covenants, including covenants with respect to minimum EBITDA levels.

On January 28, 2020, we entered into an amendment (the “Twelfth Amendment”) to our Loan and Security Agreement with EWB, which provided a new term loan facility in a principal amount of $4.5 million and reduced the revolving loan facility under the Loan and Security Agreement from $20.0 million to $15.5 million. The term loan has an interest rate equal to the prime rate plus 2.25%, began to amortize beginning February 1, 2020, with principal in the amount of $250,000 due monthly through the first anniversary of the term loan, and the remainder due on such first anniversary. In addition, certain definitions in the Loan and Security Agreement were amended pursuant to the Twelfth Amendment, including the definition of EBITDA and Borrowing Base, and a new fixed charge coverage ratio financial covenant was added. Upon repayment of the new term loan in full, the revolving loan facility will be increased to $20.0 million and the fixed charge coverage ratio financial covenant will no longer apply. See Note 9, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information.

On May 5, 2020, we entered into an amendment (the “Thirteenth Amendment”) to our Loan and Security Agreement with EWB and Thursby. Under the Thirteenth Amendment, certain definitions were amended, including the definitions of Permitted Indebtedness and EBITDA, and certain financial covenants were amended, including reducing from $4.0 million to $3.0 million the amount of unrestricted cash that must be held in the Company’s accounts with EWB during the period from May 1, 2020 through September 30, 2020 and providing for minimum trailing six-month EBITDA of at least $0.6 million during such period and of $0.3 million thereafter. In addition, the Company is not required to make monthly principal payments on the EWB Term Loan for the three payment dates of May 1, 2020, June 1, 2020 and July 1, 2020. See Note 9, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information.

On May 5, 2020, we issued secured subordinated promissory notes in an aggregate principal amount of $4.0 million (the “Notes”) to  21 April Fund, LP and 21 April Fund, Ltd. (collectively referred to as the “April 21 Funds”) pursuant to a Note and Warrant Purchase Agreement entered into with the April 21 Funds (the “Note Purchase Agreement”). The Notes are secured by our assets, but subordinate to our obligations to EWB under the Loan and Security Agreement.  Proceeds from the sale of the Notes must be used for expenses incurred in connection with provisions of goods and services under a statement of work with a third party. The Notes have an initial term of nine months and do not bear interest during this period. However, if the Notes are not repaid on or before the nine-month anniversary of issuance, (a) the Notes will thereafter bear interest of 8% per annum, payable quarterly, and (b) additional warrants to purchase common stock would be issuable to the April 21 Funds for each month all or a portion of the Notes remain unpaid.  In the event the Notes are not paid in full by the first anniversary of their issuance, May 5, 2021, they shall thereafter bear interest of 12% per annum, payable quarterly, and additional Extension Warrants would be issuable to the April 21 Funds. See Note 9, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information.

We were not in compliance with certain financial covenants under the Loan and Security Agreement, as amended, as of March 31, 2020, which non-compliance was waived by EWB.

On April 9, 2020, we entered into a promissory note under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The note is dated April 8, 2020 with EWB, our current lender under our existing Loan and Security Agreement, pursuant to which we borrowed a principal amount of approximately $2.9 million. The interest on the note is 1.00% per annum, and payable two years from the date of the note, and there is no prepayment penalty. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with SBA rules established for the Paycheck Protection Program.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2020, the amount of cash included at such subsidiaries was $1.8 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of March 31, 2020, we had a total accumulated deficit of $407.6 million. During the three months ended March 31, 2020, we had a net loss of $2.0 million.

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

The following summarizes our cash flows for the three months ended March 31, 2020 and 2019 (in thousands):

	March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(3,709)	$1,489
Net cash used in investing activities	(137)	(1,352)
Net cash provided by (used in) financing activities	3,412	(1,953)
Effect of exchange rates on cash	(253)	(120)
Net decrease in cash	(687)	(1,936)
Cash at beginning of period	9,383	10,866
Cash at end of period	$8,696	$8,930

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2020 was primarily due to net loss of $2.0 million, a decrease in cash from net changes in operating assets and liabilities of $3.2 million, and adjustments for certain non-cash items of $1.5 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, and stock-based compensation.

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

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2020 was $0.1 million, which related to capital expenditures. Cash used in investing activities for the three months ended March 31, 2019 was $1.4 million, of which $1.3 million related to the acquisition of the assets of Viscount, and $0.1 million related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities during the three months ended March 31, 2020 was primarily due to borrowings under our revolving loan and term loan facilities of $4.3 million, partially offset by repayments under our revolving loan and term loan facilities of $0.7 million, and taxes paid related to net share settlement of restricted stock units of $0.2 million.

Cash used in financing activities during the three months ended March 31, 2019 related primarily to repayments under our revolving loan facility of $1.4 million, repayment of notes payable of $2.0 million associated with the acquisition of 3VR in the first quarter of 2018, and taxes paid related to net share settlement of restricted stock units of $0.2 million, offset by borrowings under our revolving loan facility of $1.6 million.

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

During the three months ended March 31, 2020, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Not required.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Defendants filed motions to dismiss the second amended complaint in the Oswald action under Rule 12(b)(6) on January 16, 2018.  After further briefing and argument, on April 13, 2018, the court entered an order granting defendants’ motions to dismiss. On April 19, 2018, plaintiff Oswald filed a motion for leave to file a third amended complaint. On that same date, plaintiff Chopra, a plaintiff in a related and stayed derivative action in state court, filed a motion to intervene in the Oswald action. After further briefing and argument, on July 16, 2018, the court entered an order granting the Chopra motion to intervene and denying the Oswald motion for leave to file a third amended complaint. After the filing of an unopposed administrative motion for entry of judgment by defendants, on October 1, 2018, the court entered an order granting administrative motion for entry of final judgment and entered final judgment in favor of all named defendants and against plaintiffs Oswald and Chopra. On October 23, 2018, plaintiff Oswald filed a notice of appeal with the Ninth Circuit. After the appeal was fully-briefed, the matter was argued before the Ninth Circuit on March 5, 2020. On April 2, 2020, the Ninth Circuit issued a memorandum decision affirming final judgment in favor of defendants. In the interim, the state court Chopra and Wollnik actions remained stayed with periodic status conferences. The next status conferences have been scheduled in the Chopra and Wollnik cases on June 16, 2020 before Judge Seligman. We intend to seek dismissal of the state court Chopra and Wollnik actions based on the April 2, 2020 decision by the Ninth Circuit. We cannot currently predict the impact or resolution of each of these lawsuits or reasonably estimate a range of possible loss, if any, which could be material, and the resolution of these lawsuits may harm our business and have a material adverse impact on our financial condition.

From time to time, we may become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I - Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have been no material changes from the risk factors disclosed in our 2019 Annual Report on Form 10-K, except for the risk factor below. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

The impact of the COVID-19 outbreak, or similar global health concerns, could negatively impact our operations, supply chain and customer base.

The COVID-19 outbreak has severely restricted the level of economic activity around the world, which has and may continue to impact demand for our products and services. Our operations and supply chains for certain of our products or services could be negatively impacted by the regional or global outbreak of illnesses, including COVID-19. Any quarantines, labor shortages or other disruptions to our operations, or those of our suppliers or customers, may adversely impact our sales and operating results, including additional expenses and strain on the business as well as our supply chain. In addition, the COVID-19 pandemic has resulted in a widespread health crisis that has and may continue to adversely affect several of the market verticals that we participate in as well as the general economies and financial markets of many countries, including those in which we operate, resulting in an economic downturn that could affect the supply or demand for our products and services, and result in lower sales and extended payment cycles for our products and services. We are unable to accurately predict the possible future effect on the Company, which could be material to our 2020 results, and which is highly dependent on the breadth and duration of the outbreak and could be affected by other factors we are not currently able to predict, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020 and 2019, we repurchased 48,335 shares and 42,880 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

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

IDENTIV, INC.

May 11, 2020	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

May 11, 2020	By:	/S/ Sandra Wallach
Sandra Wallach
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)