Form 10-Q
period 2020-06-30
Identiv, Inc.
filed 2020-08-11
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 6, 2020, the registrant had 17,892,629 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$13,115	$9,383
Accounts receivable, net of allowances of $465 and $299 as of June 30, 2020 and December 31, 2019, respectively	17,976	18,363
Inventories	18,747	16,145
Prepaid expenses and other current assets	2,957	2,292
Total current assets	52,795	46,183
Property and equipment, net	2,269	2,042
Operating lease right-of-use assets	3,492	4,629
Intangible assets, net	8,751	10,104
Goodwill	10,180	10,238
Other assets	1,011	1,122
Total assets	$78,498	$74,318
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$9,216	$8,799
Current portion - contractual payment obligation	862	1,311
Current portion - financial liabilities, net of debt issuance costs of $410 and $41 as of June 30, 2020 and December 31, 2019, respectively	22,983	14,189
Operating lease liabilities	1,832	1,814
Deferred revenue	2,280	2,193
Accrued compensation and related benefits	2,144	1,671
Other accrued expenses and liabilities	2,296	4,498
Total current liabilities	41,613	34,475
Long-term contractual payment obligation	486	360
Long-term operating lease liabilities	2,989	3,013
Long-term deferred revenue	512	640
Other long-term liabilities	385	364
Total liabilities	45,985	38,852
Commitments and contingencies (see Note 17)
Stockholders´ equity:
Series B convertible preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 19,177 and 18,209 shares issued and 17,860 and 16,986 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	19	18
Additional paid-in capital	450,480	447,965
Treasury stock, 1,317 and 1,223 shares as of June 30, 2020 and December 31, 2019, respectively	(9,451)	(9,043)
Accumulated deficit	(410,300)	(405,504)
Accumulated other comprehensive income	1,760	2,025
Total stockholders´ equity	32,513	35,466
Total liabilities and stockholders' equity	$78,498	$74,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenue	$19,105	$22,237	$37,225	$41,759
Cost of revenue	11,393	12,354	22,013	23,172
Gross profit	7,712	9,883	15,212	18,587
Operating expenses:
Research and development	2,422	2,078	5,018	4,104
Selling and marketing	4,236	4,721	8,733	9,219
General and administrative	2,151	2,279	4,342	4,901
Decrease in fair value of earnout liability	(261)	—	(261)	—
Restructuring and severance	1,417	(2)	1,482	(14)
Total operating expenses	9,965	9,076	19,314	18,210
(Loss) income from operations	(2,253)	807	(4,102)	377
Non-operating income (expense):
Interest expense, net	(407)	(241)	(659)	(520)
Foreign currency gains (losses), net	(30)	(70)	56	(72)
(Loss) income before income taxes	(2,690)	496	(4,705)	(215)
Income tax provision	(59)	(80)	(91)	(184)
Net (loss) income	$(2,749)	$416	$(4,796)	$(399)

Other comprehensive (loss) income:
Foreign currency translation adjustment	215	196	(265)	67
Comprehensive (loss) income	$(2,534)	$612	$(5,061)	$(332)

Net (loss) income per common share:
Basic	$(0.17)	$0.01	$(0.30)	$(0.05)
Diluted	$(0.17)	$0.01	$(0.30)	$(0.05)

Weighted average shares used in computing net (loss) income per common share:
Basic	17,941	16,953	17,730	16,896
Diluted	17,941	17,795	17,730	16,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2019	5,000	$5	16,986	$18	$447,965	$(9,043)	$(405,504)	$2,025	$35,466
Net loss	—	—	—	—	—	—	(2,047)	—	(2,047)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(480)	(480)
Issuance of common stock in connection with vesting of stock awards	—	—	150	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	640	—	—	—	640
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(48)	—	—	(225)	—	—	(225)
Issuance of common stock in connection with warrant exercise	—	—	387	1	(1)	—	—	—	—
Balances, March 31, 2020	5,000	5	17,475	19	448,604	(9,268)	(407,551)	1,545	33,354
Net loss	—	—	—	—	—	—	(2,749)	—	(2,749)
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	215	215
Issuance of common stock in connection with vesting of stock awards	—	—	212	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	751	—	—	—	751
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(46)	—	—	(183)	—	—	(183)
Issuance of common stock in connection with Viscount Earnout	—	—	157	—	489	—	—	—	489
Issuance of shares to non-employees	—	—	62	—	304	—	—	—	304
Issuance of warrants	—	—	—	—	332	—	—	—	332
Balances, June 30, 2020	5,000	$5	17,860	$19	$450,480	$(9,451)	$(410,300)	$1,760	$32,513

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2018	5,000	$5	15,967	$17	$444,145	$(8,153)	$(404,353)	$2,209	$(170)	$33,700
Net loss	—	—	—	—	—	—	(815)	—	—	(815)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(129)	—	(129)
Issuance of common stock in connection with acquisition of business	—	—	419	1	1,634	—	—	—	—	1,635
Issuance of common stock in connection with vesting of stock awards	—	—	126	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	687	—	—	—	—	687
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(43)	—	—	(228)	—	—	—	(228)
Issuance of common stock in connection with warrant exercise	—	—	10	—	—	—	—	—	—	—
Balances, March 31, 2019	5,000	5	16,479	18	446,466	(8,381)	(405,168)	2,080	(170)	34,850
Net income	—	—	—	—	—	—	416	—	—	416
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	196	—	196
Issuance of common stock in connection with acquisition of business	—	—	456	—	—	—	—	—	—	—
Stock-based compensation	—	—		—	693	—	—	—	—	693
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(56)	—		(275)	—	—	—	(275)
Cancellation of holdback shares in connection with acquisition	—	—	(93)	—	(340)	—	—	—	—	(340)
Balances, June 30, 2019	5,000	$5	16,786	$18	$446,819	$(8,656)	$(404,752)	$2,276	$(170)	$35,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,796)	$(399)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,650	1,750
Accretion of interest on contractual payment obligation	87	82
Stock-based compensation expense	1,391	1,380
Amortization of debt issuance costs	146	33
Impairment of right-of-use operating lease asset	1,199	—
Decrease in fair value of earnout liability	(261)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	405	(1,930)
Inventories	(2,608)	298
Prepaid expenses and other assets	(555)	(123)
Accounts payable	699	2,177
Contractual payment obligation liability	(410)	(629)
Deferred revenue	(41)	868
Accrued expenses and other liabilities	(1,176)	(1,084)
Net cash (used in) provided by operating activities	(4,270)	2,423
Cash flows from investing activities:
Capital expenditures	(614)	(105)
Acquisition of business, net of cash acquired	—	(1,287)
Net cash used in investing activities	(614)	(1,392)
Cash flows from financing activities:
Proceeds from issuance of debt, net of issuance costs	4,345	3,073
Repayments of debt	(2,097)	(1,371)
Proceeds from April 21 Funds promissory notes	4,000	—
Proceeds from Paycheck Protection Program promissory note	2,915	—
Repayments of notes payable	—	(2,000)
Taxes paid related to net share settlement of restricted stock units	(408)	(503)
Net cash provided by (used in) financing activities	8,755	(801)
Effect of exchange rates on cash	(139)	21
Net increase in cash	3,732	251
Cash at beginning of period	9,383	10,866
Cash at end of period	$13,115	$11,117
Supplemental Disclosures of Cash Flow Information:
Interest paid	$515	$476
Taxes paid, net	$17	$110
Non-cash investing and financing activities:
Common stock issued to settle vendor liability	$304	$—
Common stock issued to settle earnout liability	$489	$—
Fair value of warrants issued in connection with financial liabilities	$332	$—
Common stock issued for acquisition of business, net	$—	$1,635
Cancellation of holdback shares in connection with acquisition	$—	$340

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly and majority owned subsidiaries (“Identiv” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

No material changes have been made to the Company's significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts.  ASU No. 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. Subsequent to the issuance of ASU No. 2016-13, the FASB issued ASU No. 2018-19, Codification Improvement to Topic 326, Financial Instruments – Credit Losses, ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU No. 2019-05, Financial Instruments Credit Losses (Topic 326) Targeted Transition Relief, ASU No. 2016-13, the FASB issued ASU No. 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and ASU No. 2019-11 Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The subsequent ASUs do not change the core principle of the guidance in ASU No. 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within ASU No. 2016-13.

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies (“SRC”) as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which will be fiscal 2023 for the Company if it continues to be classified as a SRC. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses.  The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13.  Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption.  While the Company is currently evaluating the impact of Topic 326, Company does not expect the adoption of the ASU to have a material impact on its condensed consolidated financial statements.

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three Months Ended June 30,
	2020			2019
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$12,725	$945	$13,670	$14,760	$1,185	$15,945
Europe and the Middle East	2,535	95	2,630	3,332	91	3,423
Asia-Pacific	2,805	—	2,805	2,869	—	2,869
Total	$18,065	$1,040	$19,105	$20,961	$1,276	$22,237

	Six Months Ended June 30,
	2020			2019
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$25,370	$2,168	$27,538	$28,284	$2,386	$30,670
Europe and the Middle East	5,038	192	5,230	6,197	156	6,353
Asia-Pacific	4,457	—	4,457	4,736	—	4,736
Total	$34,865	$2,360	$37,225	$39,217	$2,542	$41,759

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

Changes in deferred revenue during the six months ended June 30, 2020 were as follows (in thousands):

Amount
Deferred revenue as of December 31, 2019	$2,833
Deferral of revenue billed in current period, net of recognition	1,619
Recognition of revenue deferred in prior periods	(1,660)
Deferred revenue as of June 30, 2020	$2,792

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $1.0 million as of June 30, 2020. Since the Company typically invoices customers at contract inception, this amount is included in its deferred revenue balance. As of June 30, 2020, the Company expects to recognize 28% of the revenue related to these unsatisfied performance obligations during the remainder of 2020, 43% during 2021, and 29% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e. commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the six months ended June 30, 2020 and 2019, total capitalized costs to obtain contracts were immaterial.

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

Under the terms of the Thursby Agreement, at the closing of the acquisition, the Company acquired all of the outstanding shares of Thursby for total purchase consideration of $3.1 million, consisting of:

(i)	$0.6 million in cash, net of cash acquired; and
(ii)	the issuance of 426,621 shares of the Company’s common stock with a value of approximately $2.5 million.

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

Additionally, in the event that revenue from Thursby products was greater than $8.0 million, $11.0 million, or $15.0 million in product shipments in 2019, the Company would have been obligated to issue earnout consideration of up to a maximum of $7.5 million payable in shares of the Company’s common stock, subject to certain conditions. In the event that such revenue was less than $15.0 million in 2019, but 2020 revenue from Thursby products exceeds $15.0 million, the Company will be obligated to issue an additional $2.5 million in earnout consideration payable in shares of the Company’s common stock. The maximum total earnout consideration payable for all periods is $7.5 million in the aggregate, payable in shares of the Company’s common stock. Management has assessed the probability of the issuance of shares related to the earnout consideration and determined it as remote. Accordingly, no value was ascribed to the earnout consideration as of June 30, 2020.

Acquisition related intangibles included in the below table are finite-lived and are being amortized on a straight-line basis over their estimated lives, which approximates the pattern in which the economic benefits of the intangible assets are expected to be realized, as follows (in thousands):

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

Pursuant to ASC 805, the Company incurred and expensed approximately $27,000 in acquisition and transactional costs associated with the acquisition of Thursby in the six months ended June 30, 2019, which were primarily general and administrative expenses. No expenses were incurred in the six months ended June 30, 2020.

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

Additionally, in the event that revenue from the assets purchased under the agreement in 2019 was greater than certain specified revenue targets, the Company would be obligated to issue earnout consideration of up to a maximum of $3.5 million payable in shares of the Company’s common stock (subject to certain conditions).  In the event that such revenue targets were not met in 2019, but 2020 revenue from the assets purchased exceeds certain higher targets for 2020, then the Company will be obligated to issue up to a maximum of $2.25 million in earnout consideration in the form of common stock. The maximum total earnout consideration liability for all periods is $3.5 million in the aggregate, payable in the Company’s common stock. At December 31, 2019, management had assessed the probability of the issuance of shares related to the earnout consideration and determined its fair value to be $750,000. In the first quarter of 2020, the Company and the selling stockholders of the net assets acquired from Viscount reached agreement that certain of the revenue targets were achieved. In the second quarter of 2020, the Company issued to the selling stockholders earnout consideration consisting of 157,233 shares of its common stock with a fair value of approximately $489,000. The Company recognized a reduction in earnout consideration expense of $261,000 in the statement of comprehensive (loss) income during the quarter ended June 30, 2020, representing the settlement date fair value of the shares issued and the recorded earnout liability.

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

Pursuant to ASC 805, the Company incurred and expensed approximately $27,000 in acquisition and transactional costs associated with the Asset Purchase during the year ended December 31, 2019, which were primarily general and administrative expenses. Nominal transactional costs were incurred in the six months ended June 30, 2020.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2020 and December 31, 2019, there were nominal cash equivalents.

The Company’s only liabilities measured at fair value on a recurring basis are the contingent consideration associated with the acquisitions of Thursby and Viscount. The fair value of the earnout consideration is based on achieving certain revenue and profit targets as defined under the respective acquisition agreements. The valuation of the earnout consideration is classified as a Level 3 measurement as it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the earnout consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the earnout consideration at each reporting period. As of December 31, 2019, management had assessed the probability of the issuance of shares related to the Viscount earnout consideration and determined its fair value to be $750,000. In the first quarter of 2020, the Company and the selling stockholders of the net assets acquired from Viscount reached agreement that certain of the revenue targets were achieved. Accordingly, in the second quarter of 2020, the Company issued to the selling stockholders the related earnout consideration consisting of 157,233 shares of its common stock with a fair value of approximately $489,000.

Changes in the fair value of liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

Viscount Earnout Consideration
Balance as of December 31, 2019	$750
Decrease in fair value of earnout liability	(261)
Issuance of common stock in connection with earnout consideration	(489)
Balance as of June 30, 2020	$—

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

As of June 30, 2020 and December 31, 2019, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2020 and December 31, 2019, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

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

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Premises	Identity	Total
Balance as of December 31, 2019	$6,684	$3,554	$10,238
Currency translation adjustment	(58)	—	(58)
Balance as of June 30, 2020	$6,626	$3,554	$10,180

The Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In testing for goodwill impairment, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. No impairment of goodwill was identified during the six months ended June 30, 2020 and 2019.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount as of June 30, 2020	$755	$9,073	$15,726	$25,554
Accumulated amortization	(302)	(5,317)	(11,184)	(16,803)
Intangible assets, net as of June 30, 2020	$453	$3,756	$4,542	$8,751

Gross carrying amount as of December 31, 2019	$763	$9,109	$15,763	$25,635
Accumulated amortization	(229)	(4,873)	(10,429)	(15,531)
Intangible assets, net as of December 31, 2019	$534	$4,236	$5,334	$10,104

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as shown in the table above. The Company performs an evaluation of it its amortizable intangible assets for impairment at the end of each reporting period. No impairment of intangible assets were identified during the six months ended June 30, 2020.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$222	$224	$446	$445
Selling and marketing	417	419	835	838
Total	$639	$643	$1,281	$1,283

The estimated annual future amortization expense for purchased intangible assets with definite lives as of June 30, 2020 was as follows (in thousands):

2020 (remaining six months)	$1,282
2021	1,107
2022	1,107
2023	1,030
2024	956
Thereafter	3,269
Total	$8,751

7. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	June 30,	December 31,
	2020	2019
Raw materials	$7,578	$4,612
Work-in-progress	130	100
Finished goods	11,039	11,433
Total	$18,747	$16,145

Property and equipment, net consists of (in thousands):

	June 30,	December 31,
	2020	2019
Building and leasehold improvements	$1,232	$1,200
Furniture, fixtures and office equipment	1,265	1,276
Plant and machinery	10,908	10,364
Purchased software	2,176	2,161
Total	15,581	15,001
Accumulated depreciation	(13,312)	(12,959)
Property and equipment, net	$2,269	$2,042

The Company recorded depreciation expense of $0.2 million and $0.3 million during the three months ended June 30, 2020 and 2019, respectively, and $0.4 million and $0.5 million during the six months ended June 30, 2020 and 2019, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	June 30,	December 31,
	2020	2019
Accrued professional fees	$391	$1,511
Customer deposits	67	137
Accrued warranties	401	407
Earnout liability	—	750
Other accrued expenses	1,437	1,693
Total	$2,296	$4,498

8. Contractual Payment Obligation

Hirsch Electronics Corporation (“Hirsch”) Acquisition – Secure Keyboards and Secure Networks. Prior to the Company’s acquisition of Hirsch in 2009, in November 1994, Hirsch had entered into a settlement agreement (the “1994 Settlement Agreement”) with two limited partnerships, Secure Keyboards, Ltd. (“Secure Keyboards”) and Secure Networks, Ltd. (“Secure Networks”). On April 8, 2009, the 1994 Settlement Agreement was amended and restated to replace the royalty-based payment arrangement with an installment payment schedule with contractual payments to be made in future periods through 2021 (the “2009 Settlement Agreement”). On April 30, 2009, as part of the acquisition of Hirsch, the Company provided Secure Keyboards and Secure Networks with a limited guarantee of Hirsch’s payment obligation under the 2009 Settlement Agreement.

On April 13, 2020, the Company, Secure Keyboards, and Secure Networks, amended the 2009 Settlement Agreement. The amendment reduced the amount of quarterly payments due under the obligation in 2020, and requires three additional quarterly payments in 2021, increasing the total amount due under the obligation by approximately $90,000. The Company’s remaining payment obligation under the 2009 Settlement Agreement, as amended, was extended through October 31, 2021. The Company included approximately $55,000 and $87,000 of interest expense during the three and six months ended June 30, 2020, respectively, and approximately $38,000 and $82,000 during the three and six months ended June 30, 2019, respectively, in its condensed consolidated statements of operations for interest accreted on the payment obligation.

The payment obligation under the 2009 Settlement Agreement, as amended, as of June 30, 2020, was as follows (in thousands):

2020 (remaining six months)	$361
2021	1,083
Present value discount factor	(96)
Total	$1,348
Less: Current portion - contractual payment obligation	(862)
Long-term contractual payment obligation	$486

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	June 30,	December 31,
	2020	2019
Revolving loan facility	$12,728	$14,230
EWB term loan	3,750	—
April 21 Funds promissory notes	4,000	—
Paycheck Protection Program promissory note	2,915	—
Total	23,393	14,230
Less: Current maturities of financial liabilities	(22,983)	(14,189)
Less: Unamortized debt issuance costs	(410)	(41)
Long-term financial liabilities	$—	$—

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

On January 28, 2020, the Company entered into an amendment (the “Twelfth Amendment”) to its Loan and Security Agreement with EWB, which provided a new term loan facility (“EWB Term Loan”) in a principal amount of $4.5 million, which was received on January 28, 2020, and reduced the Revolving Loan Facility under the Loan and Security Agreement from $20.0 million to $15.5 million. The EWB Term Loan has an interest rate equal to the prime rate plus 2.25%, began to amortize on February 1, 2020, with principal in the amount of $250,000 due monthly through the first anniversary of the Term Loan, and the remainder due on such first anniversary. In addition, certain definitions in the Loan and Security Agreement were amended pursuant to the Twelfth Amendment, including the definition of EBITDA and Borrowing Base, and a new fixed charge coverage ratio financial covenant was added. Upon repayment of the EWB Term Loan in full, the Revolving Loan Facility will be increased to $20.0 million and the fixed charge coverage ratio financial covenant will no longer apply. Legal and administrative costs of $90,000 were recorded as a direct reduction from the carrying amount of the EWB Term Loan and are being amortized as interest expense over the remaining term of the Loan and Security Agreement with EWB.

On May 5, 2020, the Company entered into an amendment (the “Thirteenth Amendment”) to its Loan and Security Agreement with EWB. Under the Thirteenth Amendment, certain definitions were amended, including the definitions of Permitted Indebtedness and EBITDA, and certain financial covenants were amended, including reducing from $4.0 million to $3.0 million the amount of unrestricted cash that must be held in the Company’s accounts with EWB during the period from May 1, 2020 through September 30, 2020 and providing for minimum trailing six-month EBITDA of at least $0.6 million during such period and of $0.3 million thereafter. In addition, the Company is not required to make monthly principal payments on the EWB Term Loan for the three payment dates of May 1, 2020, June 1, 2020 and July 1, 2020. In addition, as discussed in Note 11, Stockholders’ Equity, the Company amended the EWB Warrant. The Company calculated the fair value of the amended EWB Warrant using the Black Scholes pricing model using the following assumptions: estimated volatility of 63.2%, risk free interest rate of 0.24%, no dividend yield, and an expected life of three years. The fair value of the amended EWB Warrant of $42,000, as well as legal and administrative costs of $92,000, were recorded as a direct reduction from the carrying amount of the Revolving Loan Facility and are being amortized as interest expense over the remaining term of the Loan and Security Agreement with EWB.

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

The Revolving Loan Facility contains customary representations and warranties, customary affirmative and negative covenants, including, limits or restrictions on the Company's ability to incur liens, incur indebtedness, make certain restricted payments, merge or consolidate and dispose of assets, and various financial and liquidity covenants. In addition, the Revolving Loan Facility contains customary events of default that entitle EWB to cause any or all of the Company's indebtedness under the Revolving Loan Facility to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, EWB may terminate its lending commitment and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Loan and Security Agreement to be immediately due and payable.

As of June 30, 2020, the Company was in compliance with all financial covenants under the Revolving Loan Facility.

On May 5, 2020, the Company issued secured subordinated promissory notes in an aggregate principal amount of $4.0 million (the “Notes”) to 21 April Fund, LP and 21 April Fund, Ltd. (collectively referred to as the “April 21 Funds”) pursuant to a Note and Warrant Purchase Agreement entered into with the April 21 Funds (the “Note Purchase Agreement”). The Notes are secured by the Company’s assets, but subordinate to the Company’s obligations to EWB under its Loan and Security Agreement.  Proceeds from the sale of the Notes must be used for expenses incurred by the Company in connection with its provisions of goods and services under a statement of work with a third party.  The Notes have an initial term of nine months and do not bear interest during this period. However, if the Notes are not repaid on or before the nine-month anniversary of issuance, (a) the Notes will thereafter bear interest of 8% per annum, payable quarterly, and (b) additional warrants to purchase common stock would be issuable to the April 21 Funds for each month all or a portion of the Notes remain unpaid, as further detailed in the Note Purchase Agreement.  In the event the Notes are not paid in full by the first anniversary of their issuance, May 5, 2021, they shall thereafter bear interest of 12% per annum, payable quarterly, and additional warrants would be issuable to the April 21 Funds. As discussed in Note 11, Stockholders’ Equity, the fair value of the warrants issued to April 21 Funds was  calculated using the Black Scholes pricing model using the following assumptions: estimated volatility of 63.2%, risk free interest rate of 0.24%, no dividend yield, and an expected life of three years. The relative fair value of the warrants of $290,000 was recorded as a direct reduction from the carrying amount of the Notes and is being amortized as interest expense over the term of the April 21 Funds promissory notes.

On April 9, 2020, the Company entered into a promissory note (the “Note”) under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The Note is dated April 8, 2020 with EWB. The Company borrowed a principal amount of approximately $2.9 million. The interest on the Note is 1.00% per annum. The Note is payable two years from the date of the Note, and there is no prepayment penalty. All interest which accrues during the initial six months of the loan period is deferred and payable on the maturity date of the Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with Small Business Administration rules established for the Paycheck Protection Program.

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

The CARES Act, which was enacted on March 27, 2020, includes several significant provisions for corporations, including the usage of net operating losses and payroll benefits. Several foreign (non-U.S.) jurisdictions in which we operate have taken similar economic stimulus measures. The Company analyzed the provisions of the CARES Act and determined there was no effect on its provision for the current period and will continue to evaluate the impact, if any, the CARES Act may have on the Company’s condensed consolidated financial statements and disclosures.

11. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following tables summarize Series B convertible preferred stock and the accretion of dividend activity for the six months ended June 30, 2020 (in thousands):

	Tranche 1	Tranche 2	Total
Series B Convertible Preferred Stock
Balance as of December 31, 2019	$13,230	$8,645	$21,875
Cumulative dividends on Series B convertible preferred stock	331	212	543
Balance as of June 30, 2020	$13,561	$8,857	$22,418

Number of Common Shares Issuable Upon Conversion
Balance as of December 31, 2019	3,308	2,161	5,469
Cumulative dividends on Series B convertible preferred stock	82	53	135
Balance as of June 30, 2020	3,390	2,214	5,604

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of June 30, 2020 would be convertible into 5,604,375 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in the event of certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of June 30, 2020, none of the contingent conditions to adjust the conversion rate had occurred.

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

On May 5, 2020, the Company entered into the Thirteenth Amendment to its Loan and Security Agreement with EWB, as discussed in Note 9, Financial Liabilities. In connection with the Thirteenth Amendment, the Company amended the EWB Warrant reducing its exercise price from $3.64 to $3.50 per share and extending the expiration date of the EWB Warrant from February 8, 2022 to February 8, 2023.

On May 5, 2020, the Company entered into a Note and Warrant Purchase Agreement with the April 21 Funds, as discussed in Note 9, Financial Liabilities, in which the Company issued warrants (“April 21 Funds Warrants”) to purchase 275,000 shares of common stock of the Company. The April 21 Funds Warrants have a term of three years (subject to early termination upon the closing of an acquisition); provided, that in the event that the Note is not paid in full by the nine-month anniversary of issuance, the term of the April 21 Funds Warrants shall be extended for a period of time equal to the period of time from such nine-month anniversary until the date the Note is fully paid (“Extension Warrants”). The Extension Warrants have a term of three years from the date of issuance of the latest Extension Warrant to be issued (subject to early termination upon an acquisition). The shares of common stock issuable upon exercise of the April 21 Fund Warrants and any Extension Warrants that may be issued are entitled to the same resale registration rights granted to the April 21 Funds Warrants under the Stockholders Agreement dated December 21, 2017 in connection with the April 21 Funds previous purchase of certain securities of the Company.

Below is the summary of outstanding warrants issued by the Company as of June 30, 2020:

Warrant Type	Number of Shares Issuable Upon Exercise	Exercise Price	Issue Date	Expiration Date
EWB Warrant	40,000	$3.50	February 8, 2017	February 8, 2023
April 21 Funds Warrants	275,000	$3.50	May 5, 2020	May 5, 2023
Total	315,000

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2020 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), and issuance of RSUs vested but not released	1,876,028
ESPP	293,888
Shares of common stock available for grant under the 2011 Plan	1,106,558
Warrants to purchase common stock	315,000
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	11,132,923

12. Stock-Based Compensation

Stock Incentive Plans

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan (the “2011 Plan”), as amended, to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grant under the 2011 Plan, including shares rolled over from the 2007 Plan and the 2010 Plan. Subsequent to June 6, 2011 through June 30, 2020, the number of shares of common stock authorized for issuance under the 2011 Plan has been increased by an aggregate of 4,400,000 shares.

Stock Option Plans

A summary of activity for the Company’s stock option plans for the six months ended June 30, 2020 is as follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	562,102	$5.60	5.86	$572,869
Granted	—	—
Cancelled or Expired	(8,333)	8.18
Exercised	—	—
Balance as of June 30, 2020	553,769	$5.56	5.39	$328,900
Vested or expected to vest as of June 30, 2020	553,769	$5.56	5.39	$328,900
Exercisable as of June 30, 2020	553,769	$5.56	5.39	$328,900

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock and the option exercise price of in-the-money options multiplied by the number of such options.

The following table summarizes information about options outstanding as of June 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	462,110	5.82	$4.44	462,110	$4.44
$7.50 - $11.25	71,198	3.65	9.94	71,198	9.94
$11.30 - $16.95	13,764	2.19	12.90	13,764	12.90
$17.60 - $26.40	6,697	1.24	21.55	6,697	21.55
$4.36 - $26.40	553,769	5.39	$5.56	553,769	$5.56

As of June 30, 2020, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2020:

	Number of RSUs	Weighted Average Fair Value
Unvested as of December 31, 2019	1,148,110	$4.43
Granted	412,809	3.90
Vested	(360,914)	3.97
Forfeited	(80,534)	4.60
Unvested as of June 30, 2020	1,119,471	$4.37
Shares vested but not released	202,788	$4.98

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock on the date of grant. As of June 30, 2020, there was $4.1 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.2 years.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$41	$34	$81	$63
Research and development	173	113	347	227
Selling and marketing	118	205	244	385
General and administrative	419	341	719	705
Total	$751	$693	$1,391	$1,380

Restricted Stock Unit Net Share Settlements

During the six months ended June 30, 2020 and 2019, the Company repurchased 94,134 and 98,939 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

13. Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income available to common stockholders during the period by the weighted average number of common shares outstanding during that period.  Diluted net (loss) income per common share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock or the if-converted method of accounting.

The calculations for basic and diluted net (loss) income per common share for the three and six months ended June 30, 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic net (loss) income per common share:
Numerator:
Net (loss) income	$(2,749)	$416	$(4,796)	$(399)
Less: Accretion of Series B preferred stock dividends	(272)	(259)	(543)	(517)
Net (loss) income available to common stockholders	$(3,021)	$157	$(5,339)	$(916)

Denominator:
Weighted average common shares outstanding - basic	17,941	16,953	17,730	16,896
Net (loss) income per common share - basic	$(0.17)	$0.01	$(0.30)	$(0.05)

Diluted net (loss) income per common share:
Numerator:
Net (loss) income available to common stockholders	$(3,021)	$157	$(5,339)	$(916)
Plus: Accretion of Series B preferred stock dividends, if dilutive	—	—	—	—
Net (loss) income available to common stockholders	$(3,021)	$157	$(5,339)	$(916)

Denominator:
Weighted average common shares outstanding - basic	17,941	16,953	17,730	16,896
Dilutive securities:
Stock options	—	55	—	—
RSUs	—	429	—	—
Warrants	—	358	—	—
Total dilutive securities	—	842	—	—
Weighted average common shares outstanding - diluted	17,941	17,795	17,730	16,896
Net (loss) income per common share - diluted	$(0.17)	$0.01	$(0.30)	$(0.05)

The following common stock equivalents have been excluded from diluted net (loss) income per common share for the three and six months ended June 30, 2020 and 2019 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares of common stock subject to outstanding RSUs	1,119	—	1,119	1,275
Shares of common stock subject to outstanding stock options	554	131	554	576
Shares of common stock subject to outstanding warrants	315	85	315	705
Shares of common stock issuable upon conversion of Series B convertible preferred stock	5,604	5,338	5,604	5,338
Total	7,592	5,554	7,592	7,894

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

Net revenue and gross profit information by segment for the three and six months ended June 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Premises:
Net revenue	$7,482	$10,671	$15,716	$20,001
Gross profit	4,093	5,982	8,619	10,361
Gross profit margin	55%	56%	55%	52%
Identity:
Net revenue	11,623	11,566	21,509	21,758
Gross profit	3,619	3,901	6,593	8,226
Gross profit margin	31%	34%	31%	38%
Total:
Net revenue	19,105	22,237	37,225	41,759
Gross profit	7,712	9,883	15,212	18,587
Gross profit margin	40%	44%	41%	45%
Operating expenses:
Research and development	2,422	2,078	5,018	4,104
Selling and marketing	4,236	4,721	8,733	9,219
General and administrative	2,151	2,279	4,342	4,901
Decrease in fair value of earnout liability	(261)	—	(261)	—
Restructuring and severance	1,417	(2)	1,482	(14)
Total operating expenses:	9,965	9,076	19,314	18,210
Loss (income) from operations	(2,253)	807	(4,102)	377
Non-operating income (expense):
Interest expense, net	(407)	(241)	(659)	(520)
Foreign currency gains (losses), net	(30)	(70)	56	(72)
(Loss) income before income taxes	$(2,690)	$496	$(4,705)	$(215)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and six months ended June 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Americas	$13,670	$15,945	$27,538	$30,670
Europe and the Middle East	2,630	3,423	5,230	6,353
Asia-Pacific	2,805	2,869	4,457	4,736
Total	$19,105	$22,237	$37,225	$41,759

Percentage of net revenue:
Americas	71%	72%	74%	74%
Europe and the Middle East	14%	15%	14%	15%
Asia-Pacific	15%	13%	12%	11%
Total	100%	100%	100%	100%

Concentration of Credit Risk

No customer accounted for 10% or more of net revenue for either of the three or six months ended June 30, 2020 or 2019. No customer accounted for 10% of net accounts receivable at June 30, 2020 or December 31, 2019.

Long-lived assets by geographic location as of June 30, 2020 and December 31, 2019 are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Property and equipment, net:
Americas	$715	$839
Europe and the Middle East	50	55
Asia-Pacific	1,504	1,148
Total property and equipment, net	$2,269	$2,042

Operating lease ROU assets:
Americas	$2,547	$4,265
Europe and the Middle East	83	105
Asia-Pacific	862	259
Total operating lease right-of-use assets	$3,492	$4,629

15. Restructuring and Severance

Restructuring expenses incurred in the three and six months ended June 30, 2019 consist primarily of facility rental related costs associated with the sublet 3VR office space in San Francisco, California, offset by sublease income received from a tenant which is subletting the office space over the remaining term of the original lease. The restructuring accrual at June 30, 2019 related to the Company’s future rental payment obligation associated with vacated office space at its Fremont, California facility.

In the three and six months ended June 30, 2020, the Company incurred restructuring expenses of $1,417,000 and $1,482,000, respectively, consisting of severance related costs of $20,000, and $84,000, respectively, and facility rental related costs associated with the 3VR office space of approximately $1,397,000 and $1,398,000, respectively. The facility rental related costs included a charge of $1,199,000 associated with the impairment of the ROU operating lease asset, which was subleased, but has gone into default due to non-payment of rent beginning April 1, 2020. Sublease income of $198,000 was received in the first quarter of 2020, however, no rental payments were received during the three months ended June 30, 2020.

16. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively. Total rent expense was approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2019, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2020 (in thousands):

June 30,
2020
2020 (remaining six months)	$1,257
2021	1,975
2022	1,277
2023	457
2024	221
Thereafter	297
Total minimum lease payments	5,484
Less: amount of lease payments representing interest	(663)
Present value of future minimum lease payments	4,821
Less: current liabilities under operating leases	(1,832)
Long-term operating lease liabilities	$2,989

As of June 30, 2020, the weighted average remaining lease term for the Company’s operating leases was 3.1 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.4%. Sublease rental income due in the future under non-cancelable subleases was $1.4 million.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $1.0 million for the three and six months ended June 30, 2020, respectively. Cash received from sublease rentals was $12,000 and $0.2 million for the three and six months ended June 30, 2020, respectively. The Company does not expect to receive any additional sublease rental income related to the subleased 3VR office space, as the sublease has gone into default due to non-payment a discussed in Note 15, Restructuring and Severance.

17. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of June 30, 2020 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2020 (remaining six months)	$14,885	$480	$15,365
2021	143	—	$143
Total	$15,028	$480	$15,508

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$386	$433	$407	$456
New product warranties	15	83	24	88
Claims activity	—	(11)	(30)	(39)
Balance at end of period	$401	$505	$401	$505

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

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Americas	$27,538	$30,670
Europe and the Middle East	5,230	6,353
Asia-Pacific	4,457	4,736
Total	$37,225	$41,759

Percentage of net revenue:
Americas	74%	74%
Europe and the Middle East	14%	15%
Asia-Pacific	12%	11%
Total	100%	100%

Net Revenue Trends

Net revenue for six months ended June 30, 2020 was $37.2 million, a decrease of 11% compared with $41.8 million for the six months ended June 30, 2019. Net revenue in our Premises segment, which accounted for 42% of our net revenue, was $15.7 million for the six months ended June 30, 2020, a decrease of 21% compared with $20.0 million for the six months ended June 30, 2019. Net revenue in our Identity segment, which represented 58% of our net revenue, was $21.5 million for the six months ended June 30, 2020, a decrease of 1% compared with $21.8 million for the six months ended June 30, 2019.

Net Revenue in the Americas

Net revenue in the Americas was approximately $27.5 million for the six months ended June 30, 2020, representing approximately 74% of total net revenue, a decrease of 10% compared to $30.7 million for the six months ended June 30, 2019. Net revenue from our Premises solutions for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 52% of our net revenue in the Americas region.

Net revenue in our Premises segment for the six months ended June 30, 2020 decreased 22% compared to the prior year period primarily due to delays associated with the impact of the COVID-19 pandemic on our partners’ ability to access customer site locations, as well as the impact of business closures in retail, hotels and schools. These delays were partially offset by higher Hirsch Velocity software product sales and related support services, particularly in the federal government. Net revenue in our Identity segment for the six months ended June 30, 2020 increased 7% compared to the prior year period primarily due to higher sales of RFID transponder products and smart card readers, partially offset by lower sales of access card products. The primary driver of higher sales of our RFID transponder products was the broad adoption of NFC, and the continued demand of smart card reader products with shelter in place actions driving the need for more work from home technologies.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our solution for trusted physical access is a superior offering to help federal agency customers move towards compliance with federal directives and mandates. To address our sales opportunities in the United States in general and with our U.S. Government customers in particular, we focus on a strong U.S. sales organization and our sales presence in Washington D.C.

More recently, in response to the new needs for health and safety in the physical security market overall, we have released products to address these trends.  During the first half of 2020, we launched our contract tracing downloadable extension for our Velocity access system, our occupancy tracking system based on our 3VR platform, our MobilisID touchless reader and our temperature tracking tag.  In addition, with the economic impact creating more uncertainty for our customers, we have released several products (Cirrus and 3VR Prime) which are subscription based which allow payments over time for our physical access and video solutions as a service.

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $9.7 million for the six months ended June 30, 2020, accounting for 26% of total net revenue, was down 13% compared to $11.1 million for the six months ended June 30, 2019 primarily as a result of lower sales in both regions. Net revenue in these regions was also impacted by delays of projects associated with the COVID-19 pandemic and shelter in place actions globally. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Premises products decreased 14% for the six months ended June 30, 2020 from the prior year period primarily due to lower sales of Hirsch related physical access control solutions in the Asia-Pacific region partially offset by higher sales in the Europe and Middle East region. Net revenue from our Identity products decreased 12% for the six months ended June 30, 2020 compared with the same period of the prior year primarily due to lower sales of smart card readers and access cards in both regions. This decrease was partially offset by higher sales of RFID transponder products in both regions. RFID transponder products comprised approximately 51% of net revenue in both regions for the six months ended June 30, 2020, while Identity smart card readers and access cards comprised approximately 34% of net revenue in both regions in the same period.

Seasonality and Other Factors

In our business overall, we may experience variations in demand for our offerings from quarter to quarter, and typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our physical access control solutions and related products to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year. Sales of our identity readers, many of which are sold to government agencies worldwide, are impacted by project schedules of government agencies, as well as roll-out schedules for application deployments. Further, this business is typically subject to seasonality based on differing commercial and global government budget cycles. Lower sales are expected in the U.S. in the first half, and in particular, the first quarter of the year, with higher sales typically in the second half of each year. In Asia-Pacific, with fiscal year-ends in March and June, order demand can be higher in the first quarter as customers attempt to complete projects before the end of the fiscal year. Accordingly, our net revenue levels in the first quarter each year often depend on the relative strength of project completions and sales mix between our U.S. customer base and our international customer base.

In addition to the general seasonality of demand, overall U.S. Government expenditure patterns have a significant effect on demand for our products due to the significant portion of revenue that are typically sourced from U.S. Government agencies.

In March 2020, the World Health Organization characterized the coronavirus (“COVID-19”) a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy. In view of the rapidly changing business environment created by the uncertainty related to the depth and or duration of the impact resulting from COVID-19, we have experienced delays in our sales in select vertical markets and are currently unable to determine if there will be any continued disruption and the extent to which this may have future impact on our business. We continue to monitor the progression of the pandemic and its effect on our financial position, results of operations, and cash flows.

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative expense) decreased 3% and 1% for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019. Research and development expenses increased 17% and 22% for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019 primarily due to higher salaries and related costs associated with investments in engineering, including additional headcount, and higher external contractor costs. Selling and marketing expenses decreased 10% and 5% for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019 due to lower sales commissions, offset by an increase in employment recruiting fees in the first and second quarters of 2020. General and administrative expenses decreased 6% and 11% for the three and six months ended June 30, 2020, respectively, compared with the same periods in 2019 primarily due to reductions in headcount and related costs associated with our continued integration efforts across general and administrative functions, and lower professional fees in the first and second quarters of 2020, partially offset by the impact of bad debt reserve reductions recorded in the second quarter of 2019.

Results of Operations

The following table includes segment net revenue and segment net profit information by business segment and reconciles gross profit to results of operations before income taxes (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Premises:
Net revenue	$7,482	$10,671	(30%)	$15,716	$20,001	(21%)
Gross profit	4,093	5,982	(32%)	8,619	10,361	(17%)
Gross profit margin	55%	56%		55%	52%
Identity:
Net revenue	11,623	11,566	0%	21,509	21,758	(1%)
Gross profit	3,619	3,901	(7%)	6,593	8,226	(20%)
Gross profit margin	31%	34%		31%	38%
Total:
Net revenue	19,105	22,237	(14%)	37,225	41,759	(11%)
Gross profit	7,712	9,883	(22%)	15,212	18,587	(18%)
Gross profit margin	40%	44%		41%	45%
Operating expenses:
Research and development	2,422	2,078	17%	5,018	4,104	22%
Selling and marketing	4,236	4,721	(10%)	8,733	9,219	(5%)
General and administrative	2,151	2,279	(6%)	4,342	4,901	(11%)
Decrease in fair value of earnout liability	(261)	—	N/A	(261)	—	N/A
Restructuring and severance	1,417	(2)	N/A	1,482	(14)	N/A
Total operating expenses:	9,965	9,076	10%	19,314	18,210	6%
(Loss) income from operations	(2,253)	807	(379%)	(4,102)	377	(1,188%)
Non-operating income (expense):
Interest expense, net	(407)	(241)	69%	(659)	(520)	27%
Foreign currency gains (losses), net	(30)	(70)	N/A	56	(72)	N/A
(Loss) income before income taxes	$(2,690)	$496	(642%)	$(4,705)	$(215)	2,088%

Net Revenue

For the three months ended June 30, 2020, net revenue was $19.1 million, down 14% compared with $22.2 million for the comparable period in 2019. For the six months ended June 30, 2020, net revenue was $37.2 million, down 11% compared with $41.8 million for the comparable period in 2019.

For the three months ended June 30, 2020, net revenue in our Premises segment was $7.5 million, a decrease of 30% from $10.7 million for the comparable period in 2019. For the six months ended June 30, 2020, net revenue in our Premises segment was $15.7 million, a decrease of 21% from $20.0 million for the comparable period in 2019. The decrease was primarily attributable delays caused by the impact of the COVID-19 pandemic on our partners’ ability to access customer site locations. These decreases were partially offset by higher Hirsch Velocity software product sales and related support services.

For the three and six months ended June 30, 2020, net revenue in our Identity segment was $11.6 million and $21.5 million, respectively, which were comparable to the same periods in 2019. Higher sales of RFID transponder products and smart card readers in the three and six months ended June 30, 2020 were offset by lower sales of access card products primarily attributable to the COVID-19 pandemic and its impact on the hospitality and education markets.

Gross Profit

Gross profit in the three months ended June 30, 2020 was $7.7 million, or 40% of net revenue, compared with $9.9 million, or 44% of net revenue in the comparable period of 2019. Gross profit in the six months ended June 30, 2020 was $15.2 million, or 41% of net revenue, compared with $18.6 million, or 45% of net revenue in the comparable period of 2019. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

In our Premises segment, gross profit was $4.1 million in the three months ended June 30, 2020 compared with $6.0 million in the comparable period of 2019, and was $8.6 million in the six months ended June 30, 2020 compared with $10.4 million in the comparable period of 2019. Gross profit margins in the Premises segment of 55% in the three months ended June 30, 2020 were comparable to the comparable period in 2019. In the six months ended June 30, 2020, gross profit margins in this segment increased to 55% from 52% compared to the comparable period of 2019 primarily due to adjustments to our inventory reserves in the first quarter of 2019 as a result of management’s assessment of on-hand inventory levels and demand forecasts.

In our Identity segment, gross profit was $3.6 million in the three months ended June 30, 2020 compared with $3.9 million in the comparable period of 2019, and was $6.6 million in the six months ended June 30, 2020 compared with $8.2 million in the comparable period of 2019. Gross profit margins in the Identity segment of 31% in the three months ended June 30, 2020 decreased from 34% in the comparable period of 2019 primarily due to product mix, with a higher proportion of lower margin RFID transponder product sales. In the six months ended June 30, 2020, gross profit margins in this segment decreased to 31% from 38% in the comparable period of 2019. This decrease was attributable to the change in product mix, with a higher proportion of lower margin RFID transponder product sales, and a large higher margin bulk order of readers to the U.S. Navy Reserve in the first quarter of 2019.

We expect there will be variation in our total gross profit from period to period, as our gross profit has been and will continue to be affected primarily by varying mix among our products. Within each product category, gross margins have tended to be consistent, but over time may be affected by a variety of factors, including, without limitation, competition, product pricing, the volume of sales in any given quarter, manufacturing volumes, product configuration and mix, the availability of new products, product enhancements, software and services, risk of inventory write-downs and the cost and availability of components.

Operating Expenses

Information about our operating expenses for the three and six months ended June 30, 2020 and 2019 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Research and development	$2,422	$2,078	17%	$5,018	$4,104	22%
as a % of net revenue	13%	9%		13%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and six months ended June 30, 2020 increased compared to the comparable prior year periods primarily due to higher salaries and related costs associated with investments in engineering, including additional headcount, and higher external contractor costs.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Selling and marketing	$4,236	$4,721	(10%)	$8,733	$9,219	(5%)
as a % of net revenue	22%	21%		23%	22%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three and six months ended June 30, 2020 decreased compared to the comparable to the prior year periods due to lower sales commissions, offset by an increase in employment recruiting fees in the first and second quarters of 2020.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
General and administrative	$2,151	$2,279	(6%)	$4,342	$4,901	(11%)
as a % of net revenue	11%	10%		12%	12%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expense for the three and six months ended June 30, 2020 decreased compared with the prior year periods primarily due to reductions in headcount and related costs associated with our continued integration efforts across general and administrative functions, and lower professional fees in the first and second quarters of 2020, partially offset by the impact of bad debt reserve reductions recorded in the second quarter of 2019.

Decrease in Fair Value of Earnout Liability

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Decrease in fair value of earnout liability	$(261)	$—	N/A	$(261)	$—	N/A

The reduction of earnout consideration expense of $261,000 during the three and six months ended June 30, 2020 was attributable to the decrease in the fair value of the earnout liability associated with the Viscount acquisition from $750,000 to $489,000, representing settlement date fair value of the shares issued and the recorded earnout liability.

Restructuring and Severance Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Restructuring and severance	$1,417	$(2)	N/A	$1,482	$(14)	N/A

Restructuring expenses incurred in the three and six months ended June 30, 2020 consists of severance related costs of $20,000 and $84,000, respectively, and facility rental related costs associated with the 3VR office space of approximately $1,397,000 and $1,398,000, respectively, which included a charge of $1,199,000 associated with the impairment of the right-of-use operating lease asset, which was subleased, but has gone into default due to non-payment of rent beginning April 1, 2020. Sublease income of $198,000 was received in the first quarter of 2020, however, no rental payments were received during the three months ended June 30, 2020.

Restructuring expenses incurred in the three and six months ended June 30, 2019 consist of facility rental related costs associated with the 3VR office space acquired in 2018, offset by sublease income.

See Note 15, Restructuring and Severance, in the accompanying notes to our condensed consolidated financial statements for more information.

Interest Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Interest expense, net	$(407)	$(241)	69%	$(659)	$(520)	27%

Interest expense, net consists of interest and amortization of debt issuance costs associated with our financial liabilities and interest accretion expense for a liability on a contractual payment obligation arising from our acquisition of Hirsch Electronics Corporation. The increase in net interest expense in the three and six months ended June 30, 2020 compared to the comparable periods of 2019 was primarily due to higher amounts outstanding under our revolving loan facility, and the amortization of warrants issued to April 21 Funds in the second quarter of 2020.

See Note 9, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information.

Foreign Currency Gains (Losses), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Foreign currency gains, net	$(30)	$(70)	N/A	$56	$(72)	(178%)

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

Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Income tax provision	$(59)	$(80)	(26%)	$(91)	$(184)	(51%)
Effective tax rate	2%	16%		2%	86%

As of June 30, 2020, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three and six months ended June 30, 2020. The effective tax rates for the three and six months ended June 30, 2020 and 2019 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates. The annual effective tax rate (“AETR”) as calculated under ASC 740 based on annual projected book income (loss) is highly sensitive to changes in such book income (loss) due to marginal projected book income and relatively significant permanent items (state and foreign taxes). The AETR as calculated is deemed highly sensitive to changes in estimates of total ordinary income or loss in periods of marginal statutory net income and actual year-to-date has been determined to be the best estimate of AETR.

Liquidity and Capital Resources

As of June 30, 2020, our working capital, defined as current assets less current liabilities, was $11.2 million, a decrease of $0.5 million compared to $11.7 million as of December 31, 2019. As of June 30, 2020, our cash balance was $13.1 million.

On February 8, 2017, we entered into a Loan and Security Agreement with East West Bank (“EWB”). The Loan and Security Agreement, as amended, provided for a $16.0 million revolving loan facility. In the first quarter of 2019, we amended the Loan and Security Agreement increasing the revolving loan facility from $16.0 million to $20.0 million, lowering the interest rate from prime rate plus 1.0% to prime rate plus 0.75%, extending the maturity date to February 8, 2021, and amending certain financial covenants, including covenants with respect to minimum EBITDA levels.

On January 28, 2020, we entered into an amendment (the “Twelfth Amendment”) to our Loan and Security Agreement with EWB, which provided a new term loan facility in a principal amount of $4.5 million, which was received on January 28, 2020, and reduced the revolving loan facility under the Loan and Security Agreement from $20.0 million to $15.5 million. The term loan has an interest rate equal to the prime rate plus 2.25%, began to amortize beginning February 1, 2020, with principal in the amount of $250,000 due monthly through the first anniversary of the term loan, and the remainder due on such first anniversary. In addition, certain definitions in the Loan and Security Agreement were amended pursuant to the Twelfth Amendment, including the definition of EBITDA and Borrowing Base, and a new fixed charge coverage ratio financial covenant was added. Upon repayment of the new term loan in full, the revolving loan facility will be increased to $20.0 million and the fixed charge coverage ratio financial covenant will no longer apply. See Note 9, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information.

On May 5, 2020, we entered into an amendment (the “Thirteenth Amendment”) to our Loan and Security Agreement. Under the Thirteenth Amendment, certain definitions were amended, including the definitions of Permitted Indebtedness and EBITDA, and certain financial covenants were amended, including reducing from $4.0 million to $3.0 million the amount of unrestricted cash that must be held in the our accounts with EWB during the period from May 1, 2020 through September 30, 2020 and providing for minimum trailing six-month EBITDA of at least $0.6 million during such period and of $0.3 million thereafter. In addition, we were not required to make monthly principal payments on the term loan for the three payment dates of May 1, 2020, June 1, 2020 and July 1, 2020. See Note 9, Financial Liabilities and Note 11, Stockholders’ Equity in the accompanying notes to our condensed consolidated financial statements for more information.

On May 5, 2020, we issued secured subordinated promissory notes in an aggregate principal amount of $4.0 million (the “Notes”) to  21 April Fund, LP and 21 April Fund, Ltd. (collectively referred to as the “April 21 Funds”) pursuant to a Note and Warrant Purchase Agreement entered into with the April 21 Funds (the “Note Purchase Agreement”). The Notes are secured by our assets, but subordinate to our obligations to EWB under the Loan and Security Agreement.  Proceeds from the sale of the Notes must be used for expenses incurred in connection with provisions of goods and services under a statement of work with a third party. The Notes have an initial term of nine months and do not bear interest during this period. However, if the Notes are not repaid on or before the nine-month anniversary of issuance, (a) the Notes will thereafter bear interest of 8% per annum, payable quarterly, and (b) additional warrants to purchase common stock would be issuable to the April 21 Funds for each month all or a portion of the Notes remain unpaid.  In the event the Notes are not paid in full by the first anniversary of their issuance, May 5, 2021, they shall thereafter bear interest of 12% per annum, payable quarterly, and additional extension warrants would be issuable to the April 21 Funds. See Note 9, Financial Liabilities and Note 11, Stockholders’ Equity in the accompanying notes to our condensed consolidated financial statements for more information.

As of June 30, 2020, we were in compliance with all financial covenants under the Revolving Loan Facility.

On April 9, 2020, we entered into a promissory note under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The note is dated April 8, 2020 with EWB, our current lender under our existing Loan and Security Agreement, pursuant to which we borrowed a principal amount of approximately $2.9 million. The interest on the note is 1.00% per annum, and payable two years from the date of the note, and there is no prepayment penalty. All interest which accrues during the initial six months of the loan period is deferred and payable on the maturity date of the Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with SBA rules established for the Paycheck Protection Program.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of June 30, 2020, the amount of cash included at such subsidiaries was $3.0 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of June 30, 2020, we had a total accumulated deficit of $410.3 million. During the six months ended June 30, 2020, we had a net loss of $4.8 million.

We believe our existing cash balance, together with cash generated from operations and available credit under our Loan and Security Agreement, will be sufficient to satisfy our working capital needs to fund operations for the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also choose to finance our cash requirements through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital, if required, will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash (used in) provided by operating activities	$(4,270)	$2,423
Net cash used in investing activities	(614)	(1,392)
Net cash provided by (used in) financing activities	8,755	(801)
Effect of exchange rates on cash	(139)	21
Net increase in cash	3,732	251
Cash at beginning of period	9,383	10,866
Cash at end of period	$13,115	$11,117

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2020 was primarily due to net loss of $4.8 million, a decrease in cash from net changes in operating assets and liabilities of $3.7 million, partially offset by adjustments for certain non-cash items of $4.2 million, consisting primarily of impairment of right-of-use operating lease assets, decrease in fair value of earnout liability, depreciation, amortization, amortization of debt issuance costs, and stock-based compensation. Cash provided by operating activities for the six months ended June 30, 2019 was primarily due to the adjustments for certain non-cash items of $3.2 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, and stock-based compensation, partially offset by the net loss of $0.4 million and a decrease in cash from net changes in operating assets and liabilities of $0.4 million.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2020 was $0.6 million, which related to capital expenditures. Cash used in investing activities for the six months ended June 30, 2019 was $1.4 million, of which $1.3 million related to the acquisition of Viscount, and $0.1 million related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities during the six months ended June 30, 2020 was due to net borrowings under our revolving loan facility of $2.1 million, the issuance of promissory notes to April 21 Funds of $4.0 million, and proceeds received under the Payment Protection Program of $2.9 million, partially offset by taxes paid related to net share settlement of restricted stock units of $0.4 million. Cash used in financing activities during the six months ended June 30, 2019 was due to repayment of notes payable of $2.0 million associated with the acquisition of 3VR, taxes paid related to net share settlement of restricted stock units of $0.5 million, partially offset by net borrowings under our revolving loan facility of $1.7 million.

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

During the three months ended June 30, 2020, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Defendants filed motions to dismiss the second amended complaint in the Oswald action under Rule 12(b)(6) on January 16, 2018.  After further briefing and argument, on April 13, 2018, the court entered an order granting defendants’ motions to dismiss. On April 19, 2018, plaintiff Oswald filed a motion for leave to file a third amended complaint. On that same date, plaintiff Chopra, a plaintiff in a related and stayed derivative action in state court, filed a motion to intervene in the Oswald action. After further briefing and argument, on July 16, 2018, the court entered an order granting the Chopra motion to intervene and denying the Oswald motion for leave to file a third amended complaint. After the filing of an unopposed administrative motion for entry of judgment by defendants, on October 1, 2018, the court entered an order granting administrative motion for entry of final judgment and entered final judgment in favor of all named defendants and against plaintiffs Oswald and Chopra. On October 23, 2018, plaintiff Oswald filed a notice of appeal with the Ninth Circuit. After the appeal was fully-briefed, the matter was argued before the Ninth Circuit on March 5, 2020. On April 2, 2020, the Ninth Circuit issued a memorandum decision affirming final judgment in favor of defendants. In the interim, the state court Chopra and Wollnik actions remained stayed with periodic status conferences. Following the Ninth Circuit’s affirmance of the Oswald judgment in favor of defendants, the parties to the Wollnik action stipulated to its dismissal without prejudice, which was entered by the Court on May 21, 2020.  The parties to the Chopra action similarly stipulated to its dismissal without prejudice, which was entered by the Court on June 10, 2020.

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

The COVID-19 outbreak has severely restricted the level of economic activity around the world, which has and may continue to impact timing of demand for our products and services. Our operations and supply chains for certain of our products or services may be negatively impacted by the regional or global outbreak of illnesses, including COVID-19. Any quarantines, labor shortages or other disruptions to our operations, or those of our suppliers or customers, have and may continue to adversely impact our sales and operating results, including additional expenses and strain on the business as well as our supply chain. In addition, the COVID-19 pandemic has resulted in a widespread health crisis that has and may continue to adversely affect some of the market verticals that we participate in as well as the general economies and financial markets of many countries, including those in which we operate, resulting in an economic downturn that could affect the supply or demand for our products and services, and has and may continue to result in delayed sales and extended payment cycles for our products and services. We are unable to accurately fully predict the possible future effect on the Company, which could be material to our 2020 results, which is highly dependent on the breadth and duration of the outbreak and could be affected by other factors we are not currently able to predict, including new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June, 30, 2020 and 2019, we repurchased 94,134 shares and 98,939 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Bylaws of the Company, as amended May 16, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 19, 2020).

10.1	Promissory Note dated April 8, 2020 between the Company and East West Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2020).

10.2^*	2011 Incentive Compensation Plan, as amended through March 10, 2020.

10.3

Thirteenth Amendment to Loan and Security Agreement between the Company, Thursby Software LLC and East West Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2020).

10.4	Note and Warrant Purchase Agreement between the Company and the purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020).

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Paycheck Protection Program (PPP) Information sheet (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 15, 2020).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

IDENTIV, INC.

August 10, 2020	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

August 10, 2020	By:	/S/ Sandra Wallach
Sandra Wallach
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)