Form 10-Q
period 2020-09-30
Identiv, Inc.
filed 2020-11-13
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the registrant had 18,020,175 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	September 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash	$12,294	$9,383
Accounts receivable, net of allowances of $361 and $299 as of September 30, 2020 and December 31, 2019, respectively	20,389	18,363
Inventories	20,399	16,145
Prepaid expenses and other current assets	3,236	2,292
Total current assets	56,318	46,183
Property and equipment, net	2,392	2,042
Operating lease right-of-use assets	3,463	4,629
Intangible assets, net	8,138	10,104
Goodwill	10,204	10,238
Other assets	1,053	1,122
Total assets	$81,568	$74,318
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$9,460	$8,799
Current portion - contractual payment obligation	950	1,311
Current portion - financial liabilities, net of debt issuance costs of $235 and $41 as of September 30, 2020 and December 31, 2019, respectively	23,758	14,189
Operating lease liabilities	1,957	1,814
Deferred revenue	2,180	2,193
Accrued compensation and related benefits	2,845	1,671
Other accrued expenses and liabilities	2,757	4,498
Total current liabilities	43,907	34,475
Long-term contractual payment obligation	246	360
Long-term operating lease liabilities	2,673	3,013
Long-term deferred revenue	495	640
Other long-term liabilities	381	364
Total liabilities	47,702	38,852
Commitments and contingencies (see Note 17)
Stockholders´ equity:
Series B convertible preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 19,320 and 18,209 shares issued and 17,966 and 16,986 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	19	18
Additional paid-in capital	451,271	447,965
Treasury stock, 1,354 and 1,223 shares as of September 30, 2020 and December 31, 2019, respectively	(9,647)	(9,043)
Accumulated deficit	(409,911)	(405,504)
Accumulated other comprehensive income	2,129	2,025
Total stockholders´ equity	33,866	35,466
Total liabilities and stockholders' equity	$81,568	$74,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenue	$24,859	$23,026	$62,084	$64,785
Cost of revenue	14,974	12,500	36,987	35,672
Gross profit	9,885	10,526	25,097	29,113
Operating expenses:
Research and development	2,380	2,125	7,398	6,229
Selling and marketing	4,245	4,470	12,978	13,689
General and administrative	2,118	2,591	6,460	7,492
Increase (decrease) in fair value of earnout liability	—	175	(261)	175
Restructuring and severance	163	(87)	1,645	(101)
Total operating expenses	8,906	9,274	28,220	27,484
Income (loss) from operations	979	1,252	(3,123)	1,629
Non-operating income (expense):
Interest expense, net	(407)	(246)	(1,066)	(766)
Foreign currency (losses) gains, net	(175)	168	(119)	96
Income (loss) before income tax provision	397	1,174	(4,308)	959
Income tax provision	(8)	(105)	(99)	(289)
Net income (loss)	$389	$1,069	$(4,407)	$670

Other comprehensive income (loss):
Foreign currency translation adjustment	369	(369)	104	(302)
Liquidation of subsidiary with noncontrolling interest	—	(33)	—	(33)
Comprehensive income (loss)	$758	$667	$(4,303)	$335

Net income (loss) per common share:
Basic	$0.01	$0.05	$(0.29)	$(0.01)
Diluted	$0.01	$0.05	$(0.29)	$(0.01)

Weighted average shares used in computing net income (loss) per common share:
Basic	18,144	17,006	17,868	16,933
Diluted	18,650	17,766	17,868	16,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended September 30, 2020
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, June 30, 2020	5,000	$5	17,860	$19	$450,480	$(9,451)	$(410,300)	$1,760	$32,513
Net income	—	—	—	—	—	—	389	—	389
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	369	369
Issuance of common stock in connection with vesting of stock awards	—	—	143	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	791	—	—	—	791
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(37)	—	—	(196)	—	—	(196)
Balances, September 30, 2020	5,000	$5	17,966	$19	$451,271	$(9,647)	$(409,911)	$2,129	$33,866

	Nine Months Ended September 30, 2020
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2019	5,000	$5	16,986	$18	$447,965	$(9,043)	$(405,504)	$2,025	$35,466
Net loss	—	—	—	—	—	—	(4,407)	—	(4,407)
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	104	104
Issuance of common stock in connection with vesting of stock awards	—	—	505	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,182	—	—	—	2,182
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(131)	—	—	(604)	—	—	(604)
Issuance of common stock in connection with Viscount Earnout	—	—	157	—	489	—	—	—	489
Issuance of shares to non-employees	—	—	62	—	304	—	—	—	304
Issuance of common stock in connection with warrant exercise	—	—	387	1	(1)	—	—	—	—
Issuance of warrants	—	—	—	—	332	—	—	—	332
Balances, September 30, 2020	5,000	$5	17,966	$19	$451,271	$(9,647)	$(409,911)	$2,129	$33,866

	Three Months Ended September 30, 2019
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, June 30, 2019	5,000	$5	16,786	$18	$446,819	$(8,656)	$(404,752)	$2,276	$(170)	$35,540
Net income	—	—	—	—	—	—	1,069	—	—	1,069
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(369)	—	(369)
Issuance of common stock in connection with vesting of stock awards	—	—	136	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	689	—	—	—	—	689
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(39)	—	—	(185)	—	—	—	(185)
Liquidation of subsidiary with noncontrolling interest	—	—	—	—	(137)	—	—	(33)	170	—
Balances, September 30, 2019	5,000	$5	16,883	$18	$447,371	$(8,841)	$(403,683)	$1,874	$—	$36,744

	Nine Months Ended September 30, 2019
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Noncontrolling	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances, December 31, 2018	5,000	$5	15,967	$17	$444,145	$(8,153)	$(404,353)	$2,209	$(170)	$33,700
Net income	—	—	—	—	—	—	670	—	—	670
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(302)	—	(302)
Issuance of common stock in connection with acquisition of business	—	—	419	1	1,634	—	—	—	—	1,635
Issuance of common stock in connection with vesting of stock awards	—	—	718	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,069	—	—	—	—	2,069
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(138)	—	—	(688)	—	—	—	(688)
Issuance of common stock in connection with warrant exercise	—	—	10	—	—	—	—	—	—	—
Cancellation of holdback shares in connection with acquisition	—	—	(93)	—	(340)	—	—	—	—	(340)
Liquidation of subsidiary with noncontrolling interest	—	—	—	—	(137)	—	—	(33)	170	—
Balances, September 30, 2019	5,000	$5	16,883	$18	$447,371	$(8,841)	$(403,683)	$1,874	$—	$36,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(4,407)	$670
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,470	2,704
Accretion of interest on contractual payment obligation	115	115
Stock-based compensation expense	2,182	2,069
Amortization of debt issuance costs	321	42
Impairment of right-of-use operating lease asset	1,199	—
(Decrease) increase in fair value of earnout liability	(261)	175
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(2,035)	(3,667)
Inventories	(4,244)	(72)
Prepaid expenses and other assets	(875)	(33)
Accounts payable	962	1,556
Contractual payment obligation liability	(590)	(948)
Deferred revenue	(158)	721
Accrued expenses and other liabilities	(4)	(1,962)
Net cash (used in) provided by operating activities	(5,325)	1,370
Cash flows from investing activities:
Capital expenditures	(928)	(202)
Acquisition of business, net of cash acquired	—	(1,287)
Net cash used in investing activities	(928)	(1,489)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	2,762	5,427
Repayments under revolving loan facility	(3,347)	(2,144)
Borrowings under East West Bank term loan	4,500	—
Repayments under East West Bank term loan	(1,250)	—
Proceeds from April 21 Funds promissory notes	4,000	—
Proceeds from Paycheck Protection Program promissory note	2,915	—
Repayments of notes payable	—	(2,000)
Taxes paid related to net share settlement of restricted stock units	(604)	(688)
Net cash provided by financing activities	8,976	595
Effect of exchange rates on cash	188	(290)
Net increase in cash	2,911	186
Cash at beginning of period	9,383	10,866
Cash at end of period	$12,294	$11,052
Supplemental Disclosures of Cash Flow Information:
Interest paid	$733	$713
Taxes paid, net	$44	$155
Non-cash investing and financing activities:
Common stock issued to settle vendor liability	$304	$—
Common stock issued to settle earnout liability	$489	$—
Fair value of warrants issued in connection with financial liabilities	$332	$—
Common stock issued for acquisition of business, net	$—	$1,635
Liquidation of subsidiary with noncontrolling interest	$—	$170
Cancellation of holdback shares in connection with acquisition	$—	$340

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly and majority owned subsidiaries (“Identiv” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal year 2019 condensed consolidated financial statements to conform to the fiscal year 2020 presentation. The reclassifications had no impact on net income (loss), total assets, total liabilities, or stockholders’ equity.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period. The condensed consolidated balance sheet as of December 31, 2019 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

No material changes have been made to the Company's significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts.  ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvement to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments Credit Losses (Topic 326) Targeted Transition Relief, ASU 2016-13, the FASB issued ASU 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The subsequent ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within ASU 2016-13.

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

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

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

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three Months Ended September 30,
	2020			2019
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$14,217	$833	$15,050	$16,471	$1,354	$17,825
Europe and the Middle East	1,995	87	2,082	2,344	92	2,436
Asia-Pacific	7,727	—	7,727	2,765	—	2,765
Total	$23,939	$920	$24,859	$21,580	$1,446	$23,026

	Nine Months Ended September 30,
	2020			2019
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$39,587	$3,001	$42,588	$44,755	$3,740	$48,495
Europe and the Middle East	7,033	279	7,312	8,541	249	8,790
Asia-Pacific	12,184	—	12,184	7,500	—	7,500
Total	$58,804	$3,280	$62,084	$60,796	$3,989	$64,785

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

Changes in deferred revenue during the nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Deferred revenue, beginning of period	$2,833	$2,810
Fair value of deferred revenue acquired in acquisition, net of recognition	—	4
Deferral of revenue billed in current period, net of recognition	1,719	2,567
Recognition of revenue deferred in prior periods	(1,877)	(1,816)
Deferred revenue as, end of period	$2,675	$3,565

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $0.9 million as of September 30, 2020. Since the Company typically invoices customers at contract inception, this amount is included in its deferred revenue balance. As of September 30, 2020, the Company expects to recognize 18% of the revenue related to these unsatisfied performance obligations during the remainder of 2020, 52% during 2021, and 30% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e. commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the nine months ended September 30, 2020 and 2019, total capitalized costs to obtain contracts were immaterial.

4. Business Combinations

Thursby Software Systems

On November 1, 2018, the Company completed the acquisition of Thursby Software Systems, Inc. (“Thursby”), a provider of security software for mobile devices, pursuant to an Agreement and Plan of Merger (the “Thursby Agreement”).

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

Additionally, in the event that revenue from Thursby products was greater than $8.0 million, $11.0 million, or $15.0 million in product shipments in 2019, the Company would have been obligated to issue earnout consideration of up to a maximum of $7.5 million payable in shares of the Company’s common stock, subject to certain conditions. In the event that such revenue was less than $15.0 million in 2019, but 2020 revenue from Thursby products exceeds $15.0 million, the Company will be obligated to issue an additional $2.5 million in earnout consideration payable in shares of the Company’s common stock. The maximum total earnout consideration payable for all periods is $7.5 million in the aggregate, payable in shares of the Company’s common stock. Management has assessed the probability of the issuance of shares related to the earnout consideration and determined it as remote. Accordingly, no value was ascribed to the earnout consideration as of September 30, 2020.

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

Additionally, in the event that revenue from the assets purchased under the agreement in 2019 was greater than certain specified revenue targets, the Company would be obligated to issue earnout consideration of up to a maximum of $3.5 million payable in shares of the Company’s common stock (subject to certain conditions).  In the event that such revenue targets were not met in 2019, but 2020 revenue from the assets purchased exceeds certain higher targets for 2020, then the Company will be obligated to issue up to a maximum of $2.25 million in earnout consideration in the form of common stock. The maximum total earnout consideration liability for all periods is $3.5 million in the aggregate, payable in the Company’s common stock. At December 31, 2019, management had assessed the probability of the issuance of shares related to the earnout consideration and determined its fair value to be $750,000. In the first quarter of 2020, the Company and the selling stockholders of the net assets acquired from Viscount reached agreement that certain of the 2019 revenue targets were achieved. In the second quarter of 2020, the Company issued to the selling stockholders earnout consideration consisting of 157,233 shares of its common stock with a fair value of approximately $489,000. The Company recognized a reduction in earnout consideration expense of $261,000 in the statement of comprehensive income (loss) during the quarter ended June 30, 2020, representing the settlement date fair value of the shares issued and the recorded earnout liability.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2020 and December 31, 2019, there were nominal cash equivalents.

The Company’s only liabilities measured at fair value on a recurring basis are the contingent consideration associated with the acquisitions of Thursby and Viscount. The fair value of the earnout consideration is based on achieving certain revenue and profit targets as defined under the respective acquisition agreements. The valuation of the earnout consideration is classified as a Level 3 measurement as it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the earnout consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the earnout consideration at each reporting period. As of December 31, 2019, management had assessed the probability of the issuance of shares related to the Viscount earnout consideration and determined its fair value to be $750,000. In the first quarter of 2020, the Company and the selling stockholders of the net assets acquired from Viscount reached agreement that certain of the 2019 revenue targets were achieved. Accordingly, in the second quarter of 2020, the Company issued to the selling stockholders the related earnout consideration consisting of 157,233 shares of its common stock with a fair value of approximately $489,000.

Changes in the fair value of liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

Viscount Earnout Consideration
Balance as of December 31, 2019	$750
Decrease in fair value of earnout liability	(261)
Issuance of common stock in connection with earnout consideration	(489)
Balance as of September 30, 2020	$—

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

As of September 30, 2020 and December 31, 2019, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2020 and December 31, 2019, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

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

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Premises	Identity	Total
Balance as of December 31, 2019	$6,684	$3,554	$10,238
Currency translation adjustment	(34)	—	(34)
Balance as of September 30, 2020	$6,650	$3,554	$10,204

The Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In testing for goodwill impairment, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. No impairment of goodwill was identified during the nine months ended September 30, 2020 and 2019.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount as of September 30, 2020	$758	$9,089	$15,739	$25,586
Accumulated amortization	(342)	(5,542)	(11,564)	(17,448)
Intangible assets, net as of September 30, 2020	$416	$3,547	$4,175	$8,138

Gross carrying amount as of December 31, 2019	$763	$9,109	$15,763	$25,635
Accumulated amortization	(229)	(4,873)	(10,429)	(15,531)
Intangible assets, net as of December 31, 2019	$534	$4,236	$5,334	$10,104

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as shown in the table above. The Company performs an evaluation of it its amortizable intangible assets for impairment at the end of each reporting period. No impairment of intangible assets was identified during the nine months ended September 30, 2020.

The following table illustrates the amortization expense included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$223	$224	$669	$672
Selling and marketing	419	418	1,254	1,253
Total	$642	$642	$1,923	$1,925

The estimated annual future amortization expense for purchased intangible assets with definite lives as of September 30, 2020 was as follows (in thousands):

2020 (remaining three months)	$644
2021	1,111
2022	1,111
2023	1,034
2024	959
Thereafter	3,279
Total	$8,138

7. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$7,922	$4,612
Work-in-progress	124	100
Finished goods	12,353	11,433
Total	$20,399	$16,145

Property and equipment, net consists of (in thousands):

	September 30,	December 31,
	2020	2019
Building and leasehold improvements	$1,243	$1,200
Furniture, fixtures and office equipment	1,280	1,276
Plant and machinery	10,986	10,364
Purchased software	2,187	2,161
Total	15,696	15,001
Accumulated depreciation	(13,304)	(12,959)
Property and equipment, net	$2,392	$2,042

The Company recorded depreciation expense of $0.2 million and $0.3 million during the three months ended September 30, 2020 and 2019, respectively, and $0.6 million and $0.8 million during the nine months ended September 30, 2020 and 2019, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	September 30,	December 31,
	2020	2019
Accrued professional fees	$484	$1,511
Customer deposits	203	137
Accrued warranties	474	407
Earnout liability	—	750
Other accrued expenses	1,596	1,693
Total	$2,757	$4,498

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

On April 13, 2020, the Company, Secure Keyboards, and Secure Networks, amended the 2009 Settlement Agreement. The amendment reduced the amount of quarterly payments due under the obligation in 2020, and requires three additional quarterly payments in 2021, increasing the total amount due under the obligation by approximately $90,000. The Company’s remaining payment obligation under the 2009 Settlement Agreement, as amended, was extended through October 31, 2021. The Company included approximately $28,000 and $115,000 of interest expense during the three and nine months ended September 30, 2020, respectively, and approximately $33,000 and $115,000 during the three and nine months ended September 30, 2019, respectively, in its condensed consolidated statements of operations for interest accreted on the payment obligation.

The payment obligation under the 2009 Settlement Agreement, as amended, as of September 30, 2020, was as follows (in thousands):

2020 (remaining three months)	$180
2021	1,083
Present value discount factor	(67)
Total	$1,196
Less: Current portion - contractual payment obligation	(950)
Long-term contractual payment obligation	$246

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	September 30,	December 31,
	2020	2019
Revolving loan facility	$13,828	$14,230
East West Bank term loan	3,250	—
April 21 Funds promissory notes	4,000	—
Paycheck Protection Program promissory note	2,915	—
Total	23,993	14,230
Less: Current maturities of financial liabilities	(23,758)	(14,189)
Less: Unamortized debt issuance costs	(235)	(41)
Long-term financial liabilities	$—	$—

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

As of September 30, 2020, the Company was in compliance with all financial covenants under the Revolving Loan Facility.

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

On April 9, 2020, the Company entered into a promissory note (the “Note”) under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The Note is dated April 8, 2020 with EWB. The Company borrowed a principal amount of approximately $2.9 million. The interest on the Note is 1.00% per annum. The Note is payable two years from the date of the Note, and there is no prepayment penalty. All interest which accrues during the initial six months of the loan period is deferred and payable on the maturity date of the Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with Small Business Administration rules established for the Paycheck Protection Program. The principal amount outstanding, including accrued interest, is included in current portion – financial liabilities in the accompanying condensed consolidated balance sheets, as the Company expects all amounts outstanding will be forgiven in the first quarter of 2021.

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

The Company applies the provisions of, and accounts for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company generally is no longer subject to tax examinations for years prior to 2016. However, if loss carryforwards of tax years prior to 2016 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities. While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits would materially change in the next 12 months.

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

On June 29, 2020, California Governor Gavin Newsom signed Assembly Bill 85 (“AB85”) into law as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their net income for tax years 2020, 2021, and 2022. The Company analyzed the provisions of AB 85 and determined there was no impact on the Company’s provision for income taxes for the current period and will continue to evaluate the impact, if any, AB 85 may have on the Company’s condensed consolidated financial statements and disclosures.

11. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following tables summarize Series B convertible preferred stock and the accretion of dividend activity for the nine months ended September 30, 2020 (in thousands):

Total
Series B Convertible Preferred Stock:
Balance as of December 31, 2019	$21,875
Cumulative dividends on Series B convertible preferred stock	818
Balance as of September 30, 2020	$22,693

Number of Common Shares Issuable Upon Conversion:
Balance as of December 31, 2019	5,469
Cumulative dividends on Series B convertible preferred stock	204
Balance as of September 30, 2020	5,673

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of September 30, 2020 would be convertible into 5,673,281 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in the event of certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of September 30, 2020, none of the contingent conditions to adjust the conversion rate had occurred.

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

Below is the summary of outstanding warrants issued by the Company as of September 30, 2020:

Warrant Type	Number of Shares Issuable Upon Exercise	Exercise Price	Issue Date	Expiration Date
East West Bank Warrant	40,000	$3.50	February 8, 2017	February 8, 2023
April 21 Funds Warrants	275,000	$3.50	May 5, 2020	May 5, 2023
Total	315,000

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2020 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), and issuance of RSUs vested but not released	1,710,044
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	1,166,485
Warrants to purchase common stock	315,000
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	11,026,866

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

Stock Option Plans

A summary of activity for the Company’s stock option plans for the nine months ended September 30, 2020 is as follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2019	562,102	$5.60	5.86	$572,869
Granted	—	—
Cancelled or Expired	(8,833)	8.17
Exercised	—	—
Balance as of September 30, 2020	553,269	$5.56	5.14	$851,594
Vested or expected to vest as of September 30, 2020	553,269	$5.56	5.14	$851,594
Exercisable as of September 30, 2020	553,269	$5.56	5.14	$851,594

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock and the option exercise price of in-the-money options multiplied by the number of such options.

The following table summarizes information about options outstanding as of September 30, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	462,110	5.56	$4.44	462,110	$4.44
$7.50 - $11.25	70,698	3.42	9.95	70,698	9.95
$11.30 - $16.95	13,764	1.94	12.90	13,764	12.90
$17.60 - $26.40	6,697	0.99	21.55	6,697	21.55
$4.36 - $26.40	553,269	5.14	$5.56	553,269	$5.56

As of September 30, 2020, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2020:

	Number of RSUs	Weighted Average Fair Value
Unvested as of December 31, 2019	1,148,110	$4.43
Granted	482,683	4.12
Vested	(551,565)	4.10
Forfeited	(173,224)	4.69
Unvested as of September 30, 2020	906,004	$4.41
Shares vested but not released	250,771	$5.02

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock on the date of grant. As of September 30, 2020, there was $3.3 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.2 years.

Stock-Based Compensation Expense

The following table illustrates all employee stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$43	$34	$124	$97
Research and development	159	107	506	334
Selling and marketing	127	193	371	578
General and administrative	462	355	1,181	1,060
Total	$791	$689	$2,182	$2,069

Restricted Stock Unit Net Share Settlements

During the nine months ended September 30, 2020 and 2019, the Company repurchased 130,745 and 136,519 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

13. Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders during the period by the weighted average number of common shares outstanding during that period. Diluted net income (loss) per common share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock or the if-converted method of accounting.

The calculations for basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$389	$1,069	$(4,407)	$670
Less: Accretion of Series B preferred stock dividends	(275)	(262)	(818)	(780)
Net income (loss) available to common stockholders	$114	$807	$(5,225)	$(110)

Denominator:
Weighted average common shares outstanding - basic	18,144	17,006	17,868	16,933
Net income (loss) per common share - basic	$0.01	$0.05	$(0.29)	$(0.01)

Diluted net income (loss) per common share:
Numerator:
Net income (loss) available to common stockholders	$114	$807	$(5,225)	$(110)
Plus: Accretion of Series B preferred stock dividends, if dilutive	—	—	—	—
Net income (loss) available to common stockholders	$114	$807	$(5,225)	$(110)

Denominator:
Weighted average common shares outstanding - basic	18,144	17,006	17,868	16,933
Dilutive securities:
Stock options, RSUs, and Warrants	506	760	—	—
Weighted average common shares outstanding - diluted	18,650	17,766	17,868	16,933
Net income (loss) per common share - diluted	$0.01	$0.05	$(0.29)	$(0.01)

The following common stock equivalents have been excluded from diluted net income (loss) per common share for the three and nine months ended September 30, 2020 and 2019 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares of common stock subject to outstanding RSUs	—	—	906	1,214
Shares of common stock subject to outstanding stock options	102	131	553	576
Shares of common stock subject to outstanding warrants	—	—	315	620
Shares of common stock issuable upon conversion of Series B convertible preferred stock	5,673	5,403	5,673	5,403
Total	5,775	5,534	7,447	7,813

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

Net revenue and gross profit information by segment for the three and nine months ended September 30, 2020 and 2019 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Premises:
Net revenue	$9,430	$12,938	$25,146	$32,939
Gross profit	5,191	7,212	13,810	17,573
Gross profit margin	55%	56%	55%	53%
Identity:
Net revenue	15,429	10,088	36,938	31,846
Gross profit	4,694	3,314	11,287	11,540
Gross profit margin	30%	33%	31%	36%
Total:
Net revenue	24,859	23,026	62,084	64,785
Gross profit	9,885	10,526	25,097	29,113
Gross profit margin	40%	46%	40%	45%
Operating expenses:
Research and development	2,380	2,125	7,398	6,229
Selling and marketing	4,245	4,470	12,978	13,689
General and administrative	2,118	2,591	6,460	7,492
Increase (decrease) in fair value of earnout liability	—	175	(261)	175
Restructuring and severance	163	(87)	1,645	(101)
Total operating expenses:	8,906	9,274	28,220	27,484
Income (loss) from operations	979	1,252	(3,123)	1,629
Non-operating income (expense):
Interest expense, net	(407)	(246)	(1,066)	(766)
Foreign currency (losses) gains, net	(175)	168	(119)	96
Income (loss) before income tax provision	$397	$1,174	$(4,308)	$959

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Americas	$15,050	$17,825	$42,588	$48,495
Europe and the Middle East	2,082	2,436	7,312	8,790
Asia-Pacific	7,727	2,765	12,184	7,500
Total	$24,859	$23,026	$62,084	$64,785

Percentage of net revenue:
Americas	61%	77%	69%	75%
Europe and the Middle East	8%	11%	12%	14%
Asia-Pacific	31%	12%	19%	11%
Total	100%	100%	100%	100%

Concentration of Credit Risk

No customer accounted for 10% or more of net revenue for either of the three or nine months ended September 30, 2020 or 2019. No customer accounted for 10% of net accounts receivable as of September 30, 2020 or December 31, 2019.

Long-lived assets by geographic location as of September 30, 2020 and December 31, 2019 are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Property and equipment, net:
Americas	$677	$839
Europe and the Middle East	75	55
Asia-Pacific	1,640	1,148
Total property and equipment, net	$2,392	$2,042

Operating lease ROU assets:
Americas	$2,356	$4,265
Europe and the Middle East	129	105
Asia-Pacific	978	259
Total operating lease right-of-use assets	$3,463	$4,629

15. Restructuring and Severance

Restructuring expenses incurred in the three and nine months ended September 30, 2019 consist primarily of facility rental related costs associated with the sublet 3VR office space in San Francisco, California, offset by sublease income received from a tenant which is subletting the office space over the remaining term of the original lease. The restructuring accrual at September 30, 2019 related to the Company’s future rental payment obligation associated with vacated office space at its Fremont, California facility.

In the three and nine months ended September 30, 2020, the Company incurred restructuring expenses of $163,000 and $1,645,000, respectively, consisting of severance related costs of $145,000 and $229,000, respectively, and facility rental related costs associated with the 3VR office space of approximately $18,000 and $1,416,000, respectively. The facility rental related costs included a charge of $1,199,000 associated with the impairment of the ROU operating lease asset, which was subleased, but has gone into default due to non-payment of rent beginning April 1, 2020. Sublease income of $198,000 was received in the first quarter of 2020, however, since the first quarter of 2020, no rental payments have been received.

16. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. Total rent expense was approximately $0.4 million and $1.1 million for the three and nine months ended September 30, 2019, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2020 (in thousands):

September 30,
2020
2020 (remaining three months)	$684
2021	2,139
2022	1,446
2023	474
2024	223
Thereafter	298
Total minimum lease payments	5,264
Less: amount of lease payments representing interest	(634)
Present value of future minimum lease payments	4,630
Less: current liabilities under operating leases	(1,957)
Long-term operating lease liabilities	$2,673

As of September 30, 2020, the weighted average remaining lease term for the Company’s operating leases was 2.9 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.4%. Sublease rental income due in the future under non-cancelable subleases was $1.6 million.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $1.4 million for the three and nine months ended September 30, 2020, respectively. Cash received from sublease rentals was $0 and $0.2 million for the three and nine months ended September 30, 2020, respectively. The Company does not expect to receive any additional sublease rental income related to the subleased 3VR office space, as the sublease has gone into default due to non-payment a discussed in Note 15, Restructuring and Severance.

17. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of September 30, 2020 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2020 (remaining three months)	$12,384	$206	$12,590
2021	1,502	8	1,510
Total	$13,886	$214	$14,100

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Balance at beginning of period	$407	$316
Warranty accrual acquired in acquisition	—	90
Accruals for warranties charged to expense	125	177
Cost of warranty claims	(58)	(18)
Balance at end of period	$474	$565

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

Trends in Our Business

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Americas	$42,588	$48,495
Europe and the Middle East	7,312	8,790
Asia-Pacific	12,184	7,500
Total	$62,084	$64,785

Percentage of net revenue:
Americas	69%	75%
Europe and the Middle East	12%	14%
Asia-Pacific	19%	11%
Total	100%	100%

Net Revenue Trends

Net revenue for nine months ended September 30, 2020 was $62.1 million, a decrease of 4% compared with $64.8 million for the nine months ended September 30, 2019. Net revenue in our Premises segment, which accounted for 41% of our net revenue, was $25.1 million for the nine months ended September 30, 2020, a decrease of 24% compared with $32.9 million for the nine months ended September 30, 2019. Net revenue in our Identity segment, which represented 59% of our net revenue, was $36.9 million for the nine months ended September 30, 2020, an increase of 16% compared with $31.8 million for the nine months ended September 30, 2019.

Net Revenue in the Americas

Net revenue in the Americas was approximately $42.6 million for the nine months ended September 30, 2020, representing approximately 69% of total net revenue, a decrease of 12% compared to $48.5 million for the nine months ended September 30, 2019. Net revenue from our Premises solutions for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 54% of our net revenue in the Americas region.

Net revenue in our Premises segment for the nine months ended September 30, 2020 decreased 22% compared to the prior year period primarily due to delays associated with the impact of the COVID-19 pandemic on our partners’ ability to access customer site locations, as well as the impact of business closures in the retail, hospitality and education markets. These delays were partially offset by higher Hirsch Velocity software product sales and related support services, particularly in the federal government. Net revenue in our Identity segment for the nine months ended September 30, 2020 increased 4% compared to the prior year period primarily due to higher sales of RFID transponder products and smart card readers, partially offset by lower sales of access card products. The primary driver of higher sales of our RFID transponder products was the broad adoption of NFC, and the continued demand of smart card reader products with shelter in place actions driving the need for more work from home technologies.

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

Net Revenue in Europe, the Middle East, and Asia-Pacific

Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $19.5 million for the nine months ended September 30, 2020, accounting for 31% of total net revenue, was up 20% compared to $16.3 million for the nine months ended September 30, 2019 primarily as a result of higher sales in the Asia-Pacific region partially offset by lower sales in Europe and Middle East region. Sales of Identity readers and RFID and NFC products and tags comprise a significant proportion of our net revenue in these regions.

Net revenue from our Premises products decreased 36% for the nine months ended September 30, 2020 from the prior year period primarily due to lower sales of Hirsch related physical access control solutions in both the Europe and Middle East and Asia-Pacific regions. Net revenue from our Identity products increased 34% for the nine months ended September 30, 2020 compared with the same period of the prior year primarily due to higher sales of RFID transponder products in both regions, partially offset by lower sales of smart card readers in the Asia-Pacific region and lower sales of access cards in the Europe and Middle East region. RFID transponder products comprised approximately 62% of net revenue in both regions for the nine months ended September 30, 2020, while Identity smart card readers and access cards comprised approximately 28% of net revenue in both regions in the same period.

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

Operating Expense Trends

Base Operating Expenses

Our base operating expenses (i.e., research and development, selling and marketing, and general and administrative expense) decreased 5% and 2% for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019. Research and development expenses increased 12% and 19% for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019 primarily due to higher salaries and related costs associated with investments in engineering, including additional headcount, and higher external contractor costs. Selling and marketing expenses decreased 5% and 5% for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019 due to primarily due to lower travel related costs associated with the COVID-19 pandemic, and lower trade show and advertising costs, partially offset by an increase in employment recruiting fees in the first and second quarters of 2020. General and administrative expenses decreased 18% and 14% for the three and nine months ended September 30, 2020, respectively, compared with the same periods in 2019 primarily due to reductions in headcount and related costs associated with our continued integration efforts across general and administrative functions, lower external services costs and professional fees in the first and second quarters of 2020, and the impact of bad debt reserve reductions recorded in the third quarter of 2020.

Results of Operations

The following table includes segment net revenue and segment net profit information by business segment and reconciles gross profit to results of operations before income taxes (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Premises:
Net revenue	$9,430	$12,938	(27%)	$25,146	$32,939	(24%)
Gross profit	5,191	7,212	(28%)	13,810	17,573	(21%)
Gross profit margin	55%	56%		55%	53%
Identity:
Net revenue	15,429	10,088	53%	36,938	31,846	16%
Gross profit	4,694	3,314	42%	11,287	11,540	(2%)
Gross profit margin	30%	33%		31%	36%
Total:
Net revenue	24,859	23,026	8%	62,084	64,785	(4%)
Gross profit	9,885	10,526	(6%)	25,097	29,113	(14%)
Gross profit margin	40%	46%		40%	45%
Operating expenses:
Research and development	2,380	2,125	12%	7,398	6,229	19%
Selling and marketing	4,245	4,470	(5%)	12,978	13,689	(5%)
General and administrative	2,118	2,591	(18%)	6,460	7,492	(14%)
Increase (decrease) in fair value of earnout liability	—	175	N/A	(261)	175	N/A
Restructuring and severance	163	(87)	N/A	1,645	(101)	N/A
Total operating expenses:	8,906	9,274	(4%)	28,220	27,484	3%
Income (loss) from operations	979	1,252	(22%)	(3,123)	1,629	(292%)
Non-operating income (expense):
Interest expense, net	(407)	(246)	65%	(1,066)	(766)	39%
Foreign currency (losses) gains, net	(175)	168	N/A	(119)	96	N/A
Income (loss) before income tax provision	$397	$1,174	(66%)	$(4,308)	$959	(549%)

Net Revenue

For the three months ended September 30, 2020, net revenue was $24.9 million, up 8% compared with $23.0 million for the comparable period in 2019. For the nine months ended September 30, 2020, net revenue was $62.1 million, down 4% compared with $64.8 million for the comparable period in 2019.

For the three months ended September 30, 2020, net revenue in our Premises segment was $9.4 million, a decrease of 27% from $12.9 million for the comparable period in 2019. For the nine months ended September 30, 2020, net revenue in our Premises segment was $25.1 million, a decrease of 24% from $32.9 million for the comparable period in 2019. The decrease in the three and nine months ended September 30, 2020 were primarily attributable to continued delays caused by the impact of the COVID-19 pandemic on our partners’ ability to access customer site locations. For the nine months ended September 30, 2020, the decrease was partially offset by higher Hirsch Velocity software product sales and related support services.

For the three months ended September 30, 2020, net revenue in our Identity segment was $15.4 million, an increase of 53% from $10.1 million for the comparable period of 2019. For the nine months ended September 30, 2020, net revenue in our Identity segment was $36.9 million, an increase of 16% from the comparable period in 2019. Higher sales of RFID transponder products and smart card readers in the three and nine months ended September 30, 2020 were partially offset by lower sales of access card products primarily attributable to the COVID-19 pandemic and its impact on the hospitality and education markets.

Gross Profit

Gross profit in the three months ended September 30, 2020 was $9.9 million, or 40% of net revenue, compared with $10.5 million, or 46% of net revenue in the comparable period of 2019. Gross profit in the nine months ended September 30, 2020 was $25.1 million, or 40% of net revenue, compared with $29.1 million, or 45% of net revenue in the comparable period of 2019. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

In our Premises segment, gross profit was $5.2 million in the three months ended September 30, 2020 compared with $7.2 million in the comparable period of 2019, and was $13.8 million in the nine months ended September 30, 2020 compared with $17.6 million in the comparable period of 2019. In the three months ended September 30, 2020, gross profit margins in this segment decreased to 55% from 56% in the comparable period of 2019. In the nine months ended September 30, 2020, gross profit margins in this segment increased to 55% from 53% in the comparable period of 2019 primarily due to adjustments to our inventory reserves in the first quarter of 2019 as a result of management’s assessment of on-hand inventory levels and demand forecasts.

In our Identity segment, gross profit was $4.7 million in the three months ended September 30, 2020 compared with $3.3 million in the comparable period of 2019, and was $11.3 million in the nine months ended September 30, 2020 compared with $11.5 million in the comparable period of 2019. Gross profit margins in the Identity segment of 30% in the three months ended September 30, 2020 decreased from 33% in the comparable period of 2019 primarily due to product mix, with a higher proportion of lower margin RFID transponder product sales. In the nine months ended September 30, 2020, gross profit margins in this segment decreased to 31% from 36% in the comparable period of 2019. This decrease was attributable to the change in product mix, with a higher proportion of lower margin RFID transponder product sales, and a large higher margin bulk order of readers to the U.S. Navy Reserve in the first quarter of 2019.

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

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2020 and 2019 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Research and development	$2,380	$2,125	12%	$7,398	$6,229	19%
as a % of net revenue	10%	9%		12%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and nine months ended September 30, 2020 increased compared to the comparable prior year periods primarily due to higher salaries and related costs associated with investments in engineering, including additional headcount, and higher external contractor costs.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Selling and marketing	$4,245	$4,470	(5%)	$12,978	$13,689	(5%)
as a % of net revenue	17%	19%		21%	21%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three and nine months ended September 30, 2020 decreased from the comparable prior year periods primarily due to lower travel related costs associated with the COVID-19 pandemic, and lower trade show and advertising costs, partially offset by an increase in employment recruiting fees in the first and second quarters of 2020.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
General and administrative	$2,118	$2,591	(18%)	$6,460	$7,492	(14%)
as a % of net revenue	9%	11%		10%	12%

General and administrative expenses consist primarily of compensation expense for employees performing administrative functions as well as professional fees arising from legal, auditing and other professional services.

General and administrative expenses for the three months ended September 30, 2020 decreased compared with the prior year period primarily due to reductions in headcount and related costs associated with our continued integration efforts across general and administrative functions, and the impact of bad debt reserve reductions recorded in the third quarter of 2020. For the nine months ended September 30, 2020, general and administrative expenses decreased compared to the prior year period primarily due to reductions in headcount and related costs as noted above, as well as lower external services costs and professional fees.

Increase (Decrease) in Fair Value of Earnout Liability

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Increase (decrease) in fair value of earnout liability	$—	$175	N/A	$(261)	$175	N/A

The reduction of earnout consideration expense of $261,000 during the nine months ended September 30, 2020 was attributable to the decrease in the fair value of the earnout liability associated with the Viscount acquisition from $750,000 to $489,000, representing settlement date fair value of the shares issued and the recorded earnout liability. The increase in the earnout consideration expense for the three and nine months ended September 30, 2019 was attributable to the increase in fair value of earnout liability associated with the Viscount acquisition from $200,000 to $375,000 in the third quarter of 2019.

Restructuring and Severance Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Restructuring and severance	$163	$(87)	N/A	$1,645	$(101)	N/A

Restructuring expenses incurred in the three and nine months ended September 30, 2020 consists of severance related costs of $145,000 and $229,000, respectively, and facility rental related costs associated with the 3VR office space of approximately $18,000 and $1,416,000, respectively, which included a charge of $1,199,000 associated with the impairment of the right-of-use operating lease asset, which was subleased, but has gone into default due to non-payment of rent beginning April 1, 2020. Sublease income of $198,000 was received in the first quarter of 2020, however, no rental payments were received in the second and third quarters of 2020.

Restructuring expenses incurred in the three and nine months ended September 30, 2019 consist of facility rental related costs associated with the 3VR office space, offset by sublease income.

See Note 15, Restructuring and Severance, in the accompanying notes to our condensed consolidated financial statements for more information.

Interest Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Interest expense, net	$(407)	$(246)	65%	$(1,066)	$(766)	39%

Interest expense, net consists of interest and amortization of debt issuance costs associated with our financial liabilities and interest accretion expense for a liability on a contractual payment obligation arising from our acquisition of Hirsch Electronics Corporation. The increase in net interest expense in the three and nine months ended September 30, 2020 compared to the comparable periods of 2019 was primarily due to higher amounts outstanding under our revolving loan facility, and the amortization of warrants issued to April 21 Funds in the second quarter of 2020.

See Note 9, Financial Liabilities, in the accompanying notes to our condensed consolidated financial statements for more information.

Foreign Currency Gains (Losses), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Foreign currency gains, net	$(175)	$168	N/A	$(119)	$96	N/A

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

Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Income tax provision	$(8)	$(105)	(92%)	$(99)	$(289)	(66%)
Effective tax rate	2%	9%		(2%)	30%

As of September 30, 2020, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three and nine months ended September 30, 2020. The effective tax rates for the three and nine months ended September 30, 2020 and 2019 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of September 30, 2020, our working capital, defined as current assets less current liabilities, was $12.4 million, an increase of $0.7 million compared to $11.7 million as of December 31, 2019. As of September 30, 2020, our cash balance was $12.3 million.

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

As of September 30, 2020, we were in compliance with all financial covenants under the Revolving Loan Facility.

On April 9, 2020, we entered into a promissory note under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The note is dated April 8, 2020 with EWB, our current lender under our existing Loan and Security Agreement, pursuant to which we borrowed a principal amount of approximately $2.9 million. The interest on the note is 1.00% per annum, and payable two years from the date of the note, and there is no prepayment penalty. All interest which accrues during the initial six months of the loan period is deferred and payable on the maturity date of the Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with SBA rules established for the Paycheck Protection Program. We expect the principal amount outstanding, including accrued interest, will be forgiven in the first quarter of 2021.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of September 30, 2020, the amount of cash included at such subsidiaries was $2.1 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of September 30, 2020, we had a total accumulated deficit of $409.9 million. During the nine months ended September 30, 2020, we had a net loss of $4.4 million.

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

The following summarizes our cash flows for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash (used in) provided by operating activities	$(5,325)	$1,370
Net cash used in investing activities	(928)	(1,489)
Net cash provided by financing activities	8,976	595
Effect of exchange rates on cash	188	(290)
Net increase in cash	2,911	186
Cash at beginning of period	9,383	10,866
Cash at end of period	$12,294	$11,052

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2020 was primarily due to net loss of $4.4 million, a decrease in cash from net changes in operating assets and liabilities of $6.9 million, partially offset by adjustments for certain non-cash items of $6.0 million, consisting primarily of impairment of right-of-use operating lease assets, decrease in fair value of earnout liability, depreciation, amortization, amortization of debt issuance costs, and stock-based compensation. Cash provided by operating activities for the nine months ended September 30, 2019 was primarily due to net income of $0.7 million and adjustments for certain non-cash items of $5.1 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, and stock-based compensation, partially offset by a decrease in cash from net changes in operating assets and liabilities of $4.4 million.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2020 was $0.9 million related to capital expenditures. Cash used in investing activities for the nine months ended September 30, 2019 was $1.5 million, of which $1.3 million related to the acquisition of Viscount, and $0.2 million related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities during the nine months ended September 30, 2020 was due to the issuance of promissory notes to April 21 Funds of $4.0 million, net borrowings under our term loan facility of $3.3 million, and proceeds received under the Payment Protection Program of $2.9 million, partially offset by net repayments under our revolving loan facility of $0.6 million and taxes paid related to net share settlement of restricted stock units of $0.6 million. Cash provided by financing activities during the nine months ended September 30, 2019 was primarily due to borrowings under our revolving loan facility of $5.4 million, partially offset by repayment of notes payable of $2.0 million associated with the acquisition of 3VR, repayments under our revolving loan facility of $2.1 million, and taxes paid related to net share settlement of restricted stock units of $0.7 million.

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

During the three months ended September 30, 2020, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2020, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2020 and 2019, we repurchased 130,745 shares and 136,519 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

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

IDENTIV, INC.

November 13, 2020	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

November 13, 2020	By:	/S/ Sandra Wallach
Sandra Wallach
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)