Form 10-K
period 2020-12-31
Identiv, Inc.
filed 2021-03-12
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

Based on the closing sale price of the Registrant’s Common Stock on the Nasdaq National Market System on June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $76,644,391.

At March 2, 2021, the Registrant had outstanding 18,154,906 shares of Common Stock, excluding 1,417,371 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2020 are incorporated by reference into Part II, Item 5 and Part III of this Report.

Identiv, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2020

PART I

ITEM 1.	BUSINESS

Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For example, statements, other than statements of historical facts regarding our strategy, future operations and growth, financial position, expected financial or business results, projected costs, prospects, plans, market trends, potential market size, product attributes and benefits, competition, objectives of management, management judgements and estimates, and the expected impact of changes in laws or accounting pronouncements constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. Factors that could cause our actual results to differ materially from our expectations include, but are not limited to our ability to successfully execute our business plan and sell our products; continued market acceptance and growth or expansion in our target markets; our ability to successfully compete; our history of losses; our ability to obtain additional capital; the benefits and attributes of our products and services; the level of customer orders; the ability of our products to perform as expected; risks related to the COVID-19 pandemic; fluctuations in net cash provided and used by operating, financing and investing activities; sources and uses of our cash, and expense levels; the loss of significant customers or types of business; and the risks discussed elsewhere in this Annual Report under the heading “Risk Factors”. These cautionary statements qualify all of the forward-looking statements included in this Annual Report.

Identiv and the Identiv logo are trademarks of Identiv, Inc., registered in many jurisdictions worldwide. Certain product and service brands are also trademarks or registered trademarks of the Company, including HIRSCH, ScramblePad, TouchSecure, Velocity, Freedom, Enterphone MESH, 3VR, VisionPoint, Thursby Software, and Thursby SubRosa. Other product and brand names not belonging to Identiv that appear in this Annual Report may be trademarks or registered trademarks of their respective owners.

Each of the terms the “Company,” “Identiv,” “we” and “us” as used herein refers collectively to Identiv, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Our mission is to software-enable the entire physical world.

Our RFID (radio-frequency identification) devices digitally enable and secure any physical item. Our products enable frictionless digital interaction with the physical world, manage data flows from each physical object, creating a software-enabled experience that is far beyond a purely physical interaction.

By digitally enabling physical 'things,' we make them more secure, responsive, feature-rich, interactive and customer-connected. RFID powers a wide range of applications from customer engagement, product authenticity, enhanced consumer experiences, instrumentation and sensor enabling, brand protection, tamper detection, and other IoT applications. We add frictionless customer engagement, managing the interaction of products with mobile devices to create totally new experiences.

Our strategy is to digitally enable the world at the smallest and largest scales. As each grows and becomes pervasive their interactions and network effects create exponentially greater value.

We execute our strategy of digitally enabling the smallest-scale things and largest-scale things by focusing in two segments:  our Identity business and our Premises business.

•

Identity: Our Identity business is focused on digitally enabling and securing every physical thing. Our designs and products include embedded RFID solutions to make digital and physical devices more responsive, secure, feature-rich, interactive and customer-connected.  Our RFID devices have been integrated into and have digitally-enabled over a billion and a half physical internet of things around the world.

•

Premises: Our Premises business is focused on digitally enabling and securing every physical place. We apply much the same RFID and security technology from our Identity segment to our physical and logical security platforms to create a more secure, convenient and responsive experience in physical spaces. Our platform is deployed across buildings worldwide, ranging from sensitive government facilities to schools, utilities, hospitals, stores and the smallest shops and apartment buildings worldwide.

Market Drivers

The emerging market of RFID is driven by pervasive use cases. For example, RFID enables syringes to track whether the exact right amount of medication is filled into them and dispensed into the patient. Refrigerators can tell when the filter needs to be replaced, and make sure an authentic replacement is installed and working. Running shoes can sense how many steps you’ve taken. Phone accessories can work together intelligently with your phone to create novel experiences and applications. Governments can track the quality and authenticity of cannabis products for compliance and especially for tax collection. Temperature-sensitive medicine can be tracked to ensure it has stayed within its safety parameters and not spoiled. Bicycle and scooter tire pressure and frame wear can be monitored. Luxury goods can be authenticated, personalized and responsive. Vaping pods can be verified and tamper resistant for safety and authenticity. Blood test assays can be verified as authentic and matched with the right blood sample.

These examples demonstrate the scale of the market opportunity of hundreds of billions of units over time. We believe competitive pressures will drive adoption across each sector as technology improves and costs drop, until nearly every physical thing has a sensor-augmented, integrated, digital existence.

We share the vision with leading chip makers that every physical thing on the planet will have a digital existence. Tiny, low-cost RFID chips with highly tuned and optimized antennas, systems, software and security that are embedded in everything we interact with. This is software reaching every physical thing on the planet, and Identiv enables it.

Competitive Advantages

We believe our core differentiation is our best-in-class designs, technologies and intellectual property to enable the digital capabilities of RFID chips to work in the messy analog world of antennas, power harvesting, data conversion and security. They have to go on a shoe, in a syringe, embedded in the hair of a doll, then they have to communicate through RF, and harvest power from the radio signal of the phone or reader, to run the chip. They have to do this totally reliably, while the item is dropped, washed, stuffed in pockets and generally exposed to the real world. We design the systems, the antennas, software, security and physical form that connects the chips, accesses their capabilities, manages RF communications and power conversion, and creates the platform for the digital experience, all in harmony with the physical experience of the product.

•	Imagine, Design, Prototype

We make this happen with our library of designs, with patents like tag-on-metal and with IP we’ve developed working with advanced early adopters in their industries. We deepen our value and competitive advantage by providing both the devices themselves in high volume as well as the readers and programmers to personalize and read the RFID devices. Whether it’s in a pharmacy or any other place where RFID is read or programmed, our readers are among the most widely deployed for NFC and high-frequency RFID programming and reading. This gives us both credibility with our customers' engineers and the flexibility to add software value that providers of just RFID devices can’t.

We then work closely with our customers' engineers to build the complicated analog bridge and system to make it all work across RF. With very high reliability, high data security and optimized power transfer, the end user gets an engaged interaction.

•	Pilot, Scale-up, Re-Imagine, Re-Design....Repeat

Then because we own our own world class production facilities, we go directly to prototypes, pilot runs, ramp up production and deliver with high quality even for the most complicated devices. What usually happens next is the customers' engineers want to improve the product, either from what they’ve learned or because our chip partners come out with new chips, new features, new price points. We would then run another rapid cycle of re-design / re-prototype / re-pilot / re-production processes.

We believe that in this market of thousands of designs and hundreds of billions of units there are substantial first-mover advantages. Our design through production platform keeps customers with us as they drive more capabilities and better performance into their customer experiences. We believe this will accelerate, driven by the chips Moore's Law speed advances, and by competitive forces created when any digitally enabled product is launched, pressuring others to keep up or lose the market opportunity.

Growth Strategy

Our strategy to deliver on our mission is focused on pervasive deployment of high-end, sensor-enabled RFID devices in every physical thing and every physical place. We believe the category of the most sophisticated products is where we’re the strongest. With over 150 active RFID customers, we’re engaged with some of the most advanced early adopters, built on our reputation as the go-to partner for advanced RFID devices. We believe there are three growth drivers in RFID: customer launches, design wins and technology expansion.

Customer Launch & Use case Examples

•

Pharmaceutical prescriptions: Our RFID devices attached to prescription pill bottles enable an app to speak the contents, dosage, and regimen for the visually impaired. Our programmers are used by pharmacists to securely personalize the prescription for each customer. We believe this has the potential to expand to all prescriptions.

Mobile accessories: With the power of mobile phones, we believe accessories that are unconnected are a missed opportunity. When your phone case, wallet, glucose monitor and other accessories can talk directly to your phone, they become part of the mobile platform. Our RFID devices embedded in mobile phone accessories enable rich, extensible experiences on a mobile device with an RFID-enabled accessory.

•

Medical consumables: It’s critical that a part like a disposable breathing tube is authentic to go with a particular manufacturer's ventilator. Our RFID devices enable a customer's product to track authenticity and usage of breathing tubes for ventilators. We believe every medical device consumable should be RFID enabled to make sure the right part is used with the right machine, and to make sure it’s used only as intended, and replaced with a genuine part, creating a high-value, quality-sensitive, recurring, consumables-based use category.

These are just a few examples of use cases already in-market and growing, that we believe will expand to touch physical interaction with nearly every physical thing.

Design wins

Design wins are the key to our leadership in the market as it expands. We believe our technical lead, experience, IP and reputation provide a pipeline of design win opportunities. Specific recent examples include:

•	Personal transportation products (bikes, scooters, e-bikes): Our patented tag-on-metal RFID devices for authenticity,

tracking and customer engagement are early-adoption uses we’re designing for companies in this category. We’re also working on tag-on-metal designs to track tire pressure, permitting a phone-tap to the wheel to display pressure instead of awkwardly jamming a pressure gauge on a tube stem. Strain gauge enabled RFID devices to track wear-and-tear are in early stages. This cycle of immediate-benefit, low-risk applications, followed by second-generation more complicated applications and then planning ahead for later-generation, experience-changing applications we believe is the proliferation path many leading companies will follow to deploy the full range of capabilities of a digitally-enabled RFID-connected product.

•

Rapid blood analyzing systems: This application goes onto consumable cartridges to calibrate the system and confirm authenticity and content for the blood test assay. This use case is applicable to most testing and assays where authenticity, data integrity, reliability and seamless integration with existing form factors are critical.

•	Existing customer design expansion: Core to our strategy is continuously improving designs, to leverage new chip features and price/performance. With one of our major customers, we shipped three different designs in their initial product cycle; we’ve since developed three new designs, at least two of these are moving into a new launch phase.

Technology expansion

Our ability to get more design wins and successful customer launches depends on our best-in-class engineering and production, but upstream of that it’s built on new technologies we’re constantly incorporating and designing as new capabilities for our customers.

•	Passive temperature sensors and patches: These let you track the temperature of people or things, without having a battery attached, flexibly attached on skin or integrated with other products, wherever temperature is critical to track.  Perpetually-functioning (no battery), usable almost anywhere (small, custom-designable, flexible) at a fraction of the cost of powered cold-chain trackers opens multiple use cases that were impractical or price-prohibitive.

•	Integrated strain gauges: Designs with integrated strain gauges to track the bending and strain of objects, whether they’re made of metal, plastic or even concrete. Early use cases range from tracking bending and long-term wear in bridges, using hundreds of embedded sensors, to tracking the pounding and wear on mountain bike frames and other load-bearing consumer products.

•	Capacitive fluid sensors: This senses fluid fill even through glass or other materials, so you can track medicine fills in syringes, serum bottles, and anything else. For certainty of fluid fill and dispensing, medical and high value/high-sensitivity fluid measurement use cases are easily enabled at scale. Combined with a one-time counter, counterfeit re-fills can be precluded by the same device.

•	Multi-frequency devices: Combination RFID devices integrating both UHF and HF in a single device bring UHF's long read-range to the rich feature set – but limited read-range - of NFC and other HF RFID devices.

•

New RFID chips: We continuously collaborate with RFID chip vendors as well as specialty chips makers. We develop integrated designs to deliver the price and features of the newest chips for easy adoption into new products.

Premises Strategy

Just as our RFID products software enable things on the planet, our Premises platform software enables places on the planet. Our platform is anchored by our Velocity and Freedom software, our line of controllers and IoT gateways including Mx, our Freedom SmartBridge, our TouchSecure access sensors, our Velocity Vision video platform and a wide range of integrations.

Also identical to our RFID strategy, we believe our Premises competitive advantage is our technical depth and total solution. In Premises our platform encompasses the total digitization of physical places, incorporating our own access sensors, gateways, bridges, appliances, cards, access and video software, integrations and analytics.

•	Premises Software: Our software platform for premises digitization enables centralized management of a physical place, including control of doors, cameras, gates, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a continuous audit trail. Our platforms are IT-centric and highly scalable from small businesses through global organizations, multi-tenant, special-purpose campuses such as schools, military bases, utilities and others. Our platforms are available as local software or cloud based, accessible through browser, mobile and desktop interfaces. We leverage data infrastructures across LAN's, Wifi, Bluetooth, mobile, RFID and emerging communication standards such as 5G and UWB. As communications infrastructure becomes fully wireless, low-power and high-security, our software is architected to support seamless migration to fully software-defined systems, compatible with pervasive RFID devices to enable a frictionless, convenient and secure experience in almost any physical location.

•	Access Readers & Sensors: As most of the physical infrastructure becomes wireless, virtual and software-defined,

the remaining device will be the sensors at the door. As platforms for local presence confirmation, video and audio interaction, and to signal a door to open, our family of TouchSecure (TS) sensors will continue to play a key physical role in providing security and convenience at the door.

Sales & Marketing Strategy

Our go-to-market strategy is consistent across our business. We believe our competitive advantage is our technical expertise, technology and know-how which covers both the user side and the programmer/reader/infrastructure side.  With this depth of technology across the overall system we develop and prove our best-in-class use cases with our customers.

•

Use-case Proliferation: We apply our digital marketing platforms, sales teams and channel partners to proliferate each use case as best-in-class. We target the product engineers or other decision makers to build awareness of a proven solution. We drive our marketing message in terms that engineers value because we’ve established the benefits from comparable use cases. As each company adopts RFID and delivers superior product experiences, we believe that drives faster adoption by others, until a use-case becomes pervasive.

•

Trusted advisor: Reducing adoption cost and risk: We have built a reputation as the trusted advisor to our customers by sharing benefits and pitfalls, risks and tradeoffs, as well as ways to mitigate them. We also communicate the risk of inaction, as others come to market with new capabilities. By highlighting risks of inaction, making customers aware of upcoming competitive threats and sharing insights into how they can confidently build competitive capabilities themselves, we believe we become their trusted advisor early in their learning and decision cycle. Then, because we help with the designs, provide devices as well as reader/programmers, and complete solutions or best-of-breed components, we become a long-term partner, reducing their risks and efforts and improving their competitive advantages.

•

Customer Confidentiality and Trust: Throughout this process confidentiality is paramount. A capability developed uniquely with and for a customer is not shared with another. That is fundamental to our culture and to our business practices.

•

Industry Leader and Facilitator: As we develop general use-case capabilities and insights, we share and leverage those cross-industry, adding value and building our competitive advantage. Specific differentiation established with a customer is protected. With this key guideline, we optimize our value across each use case, to each individual customer, and to the industry overall.

Research and Development

In RFID, we’re a leader in a wide range of chip use cases, antenna designs across HF, UHF and LF as well as sensors, materials and form factors. We encompass both sides of the underlying technology platforms, the devices themselves as well as the programmers, testers, configurators and readers. This provides credibility with customers, demonstrating an understanding of all components of the devices in some cases even more deeply than the makers of the devices themselves, because our devices are programming, configuring, testing and validating them at the time of production, as well as in use among customers. Similarly with our physical security IoT platforms, we encompass the total solution. Our technology and products span a far greater range of the platform solution than most of our competitors, encompassing readers, controllers, cards and software across local, cloud, mobile, and hybrid modes.

Our R&D investment is highly leveraged because we optimally access expertise wherever we believe it is most advanced and most efficient. We maintain RFID R&D in Germany, in the region where the initial NFC and smart card technologies developed, and in Singapore/Southeast Asia, where the most advanced and flexible RFID production is centered. We also deploy software and systems teams in Chennai India, Vietnam, Mexico and across the U.S.

Proprietary Technology and Intellectual Property

We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. Although we may seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages. The core of our proprietary technology is the combination of our advanced technical expertise combined with our intimate customer knowledge, enabling us to develop bring to market and sometimes patent products uniquely positioned to deliver benefits to customers. This is an intellectual property advantage characterized both by trade secrets and unique relationships as well as patents. We have a portfolio of approximately 36 patent families (designs, patents, utility models, patents pending and exclusive licenses) in individual or regional filings, covering products, electrical and mechanical designs, software systems and methods and manufacturing process ideas for our various businesses. Our issued patents expire between 2022 and 2034. We also submitted and have pending U.S. and foreign patent filings in RFID devices, converged access readers and systems, smart card manufacturing methods, authentication and NFC offerings. Additionally, we leverage our own ASIC designs for smart card interface in some of our reader devices.

Manufacturing and Sources of Supply

We utilize a combination of our own manufacturing facilities and the services of contract manufacturers in various countries around the world to manufacture our products and components. Our RFID devices are predominantly manufactured and assembled by our own internal manufacturing teams in Singapore primarily using locally sourced components and are certified to the ISO 9001:2015 and ISO 14001:2015 quality manufacturing standard. Our premises sensors readers, controllers and software are manufactured primarily in California. Our video appliances are manufactured primarily in Wisconsin and Arizona. The majority of our smart card reader products and components are manufactured in Singapore, Cambodia and South Korea. We have implemented formal quality control programs to satisfy customer requirements for high quality and reliable products. To ensure that products manufactured by third parties are consistent with internal standards, our quality control programs include management of all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce products, selecting the suppliers of these components and negotiating the prices for certain of these components. In addition, we may work with suppliers to improve process control and product design.

For the majority of our product manufacturing, we utilize a global sourcing strategy that serves all business solution areas within the company, which allows us to achieve economies of scale and uniform quality standards for our products. On an ongoing basis, we analyze the need to add alternative sources for both our products and components. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for smart cards readers and RFID devices, and we use chips and antenna components from third-party suppliers. Wherever possible, we have qualified additional sources of supply for components.

Government Regulation

Our business is subject to government regulation as discussed in Risk Factors.

Employees

As of December 31, 2020, we had 326 employees, of which 74 were in research and development, 84 were in sales and marketing, 142 were in manufacturing and 26 were in general and administrative. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

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

Availability of SEC Filings

We make available through our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports free of charge as soon as reasonably practicable after we electronically file such reports with the Securities and Exchange Commission (“SEC”). Our Internet address is www.identiv.com. The content on our website is not, nor should it be deemed to be, incorporated by reference into this Annual Report. Our filings with the SEC are also available to the public through the SEC’s website at www.sec.gov.

Item 1A.	Risk Factors

Risks Related to Our Customers, Products and Markets, and Our Business

Our financial performance depends on the extent and pace of RFID market adoption and end-user adoption of our RFID products and the timing of new customer deployments.

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. That pace, scope and depth has accelerated during 2020 which has caused large fluctuations in our operating results. If RFID market adoption, and adoption of our products specifically, does not meet our expectations then our growth prospects and operating results will be adversely affected. If we are unable to meet end-user or customer volume or performance expectations, then our business prospects may be adversely affected. In addition, given the uncertainties of the specific timing of our new customer deployments, we cannot be assured that we will have appropriate inventory and capacity levels or that we will not experience inventory shortfalls or overages in the future. We seek to mitigate those risks by being deeply embedded in our customers design cycle, working with our chip partners on long lead time components, managing our limited capital equipment needs within a short cycle and expanding our facilities to accommodate several scenarios for growth potential. If end users with sizable projects change or delay them, we may experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate that such uncertainty and fluctuations may continue to characterize our business for the foreseeable future.

The impact of the COVID-19 pandemic, or similar global health concerns, could negatively impact our operations, supply chain and customer base.

The COVID-19 pandemic has severely restricted the level of economic activity around the world, which has and may continue to impact timing of demand for our products and services. Our operations and supply chains for certain of our products or services may be negatively impacted by the regional or global outbreak of illnesses, including COVID-19. Any quarantines, labor shortages or other disruptions to our operations, or those of our suppliers or customers, have and may continue to adversely impact our sales and operating results, including additional expenses and strain on the business as well as our supply chain. In addition, the COVID-19 pandemic has resulted in a widespread health crisis that has and may continue to adversely affect some of the market verticals that we participate in as well as the general economies and financial markets of many countries, including those in which we operate, and negatively impacted supply and demand for our products and services, and has and may continue to result in delayed sales and extended payment cycles for our products and services. We are unable to accurately fully predict the effect of the ongoing pandemic on our business, which could be material to our 2021 results, and which could be affected by other factors we are not currently able to predict, including the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.

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

Sales to our ten largest customers accounted for 33% of total net revenue in 2020 and 24% of total net revenue in 2019. No customer accounted for 10% or more of our total net revenue in 2020 or 2019. A significant amount of revenue is sourced from sales of products and systems to our original equipment manufacturer partners and an indirect sales network who sell to various entities within the U.S. federal government sector. We cannot guarantee that future reductions in U.S. Government budgets will not impact our sales to these government entities or that the terms of existing contracts will not be subject to renegotiation. Our loss of one or more significant customers could have a significant adverse impact on our business, financial condition and results of operations.

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

As part of our technical support services, we agree, from time to time, to possess all or a portion of the security system database of our customers. This service is subject to a number of risks. For example, despite our security measures our systems may be vulnerable to cyber-attacks by hackers, physical break-ins and service disruptions that could lead to interruptions, delays or loss of data. If any such compromise of our security were to occur, it could be very expensive to correct, could damage our reputation and result in the loss of customers, and could discourage potential customers from using our services. We could also be liable for damages and penalties. Although we have not experienced a cyber or physical security breach, we may experience breaches in the future. Our systems also may be affected by outages, delays and other difficulties. Our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

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

Our future success depends on our ability to continue to attract, retain, and motivate our senior management as well as qualified technical personnel, particularly software engineers. Competition for these employees is intense and many of our competitors may have greater name recognition and significantly greater financial resources to better compete for these employees. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited. Our key employees are employed on an “at will” basis, meaning either we or the employee may terminate their employment with us at any time. The loss of key employees could slow our product development processes and sales efforts or harm our reputation. Also, if our stock price declines, it may result in difficulty attracting and retaining personnel as equity incentives generally comprise a significant portion of our employee compensation. Further, restructurings and reductions in force that we have recently experienced may have a negative effect on employee morale and the ability to attract and retain qualified personnel.

Risks Related to Our Financial Results, Liquidity and Need for Additional Capital

Our revenue and operating results are subject to significant fluctuations and such fluctuations may lead to a reduced market price for our stock.

Our revenue and operating results have varied in the past and will likely continue to fluctuate in the future. We believe that period-to-period comparisons of our operating results are not necessarily meaningful, but securities analysts and investors often rely upon these comparisons as indicators of future performance. If our operating results in any future period fall below the expectations of securities analysts and investors, or the guidance that we provide, the market price of our stock would likely decline.

Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

•	business and economic conditions overall and in our markets;
•	the timing and size of customer orders, including orders that may be tied to annual or other budgetary cycles, seasonal demand, product plans or program roll-out schedules;
•	the effects of U.S. Government shut downs, spending cuts and other changes in budget allocation or availability that create uncertainty for customers in certain parts of our business;
•	the absence of significant backlog in our business;
•	cancellations or delays of customer orders or the loss of a significant customer;
•	the length of sales cycles associated with our product or service offerings;
•	variations in the mix of products and services we sell;
•	reductions in the average selling prices that we are able to charge due to competition, new product introductions or other factors;
•	our ability to obtain an adequate supply of quality components and to deliver our products on a timely basis;
•	our inventory levels and the inventory levels of our customers and indirect sales channels;
•	the extent to which we invest in development, sales and marketing, and other expense categories;
•	acquisitions, dispositions or organizational restructuring;
•	fluctuations in the value of foreign currencies against the U.S. dollar;
•	the cost or impact of litigation; and
•	the write-off of investments.

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

Our loan agreement may affect our liquidity or limit our ability to incur debt, make investments, sell assets, merge or complete other significant transactions.

Our amended and restated Loan and Security Agreement with East West Bank (the “Loan and Security Agreement”) provides for a $20.0 million revolving loan facility subject to a borrowing base and a $4.0 million non-formula revolving loan facility that is not subject to a borrowing base. Our obligations under the Loan and Security Agreement are collateralized by substantially all of our assets. The maturity date of the main revolving loan facility is February 8, 2023. The non-formula revolving loan facility will terminate on February 7, 2022, however we may, at our option if certain conditions are met, convert prior to their maturity any loans under the non-formula revolving loan facility to a term loan that will fully amortize and mature on February 1, 2025. Advances under the revolving loan facilities and the term loan (if converted) will initially bear interest at a per annum rate equal to the prime rate as determined under the Loan and Security Agreement plus 0.25%.We may voluntarily prepay amounts outstanding under the revolving loan facilities and the term loan without prepayment charges. In the event the Loan and Security Agreement is terminated prior to February 8, 2023, we would be required to pay an early termination fee in the amount of 2.0% of the main revolving loan line if terminated prior to February 8, 2022 and 1% of the main revolving loan line thereafter. Additional borrowing requests under the revolving loan facilities are subject to various customary conditions precedent, including a borrowing base for the main revolving loan facility. The Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on our ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets. In addition, the Loan and Security Agreement contains financial covenants.

The Loan and Security Agreement also contains customary events of default that entitle the lender to cause any or all of our indebtedness under it to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, the lender may terminate its lending commitment and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Loan and Security Agreement to be immediately due and payable. If repayment of the indebtedness is accelerated, we could face a substantial liquidity problem and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be available or successful. Also, our loan covenants may limit our ability to dispose of material assets or operations or to restructure or refinance our indebtedness. Even if we are able to restructure or refinance our indebtedness, the economic terms may not be favorable to us. Any of the foregoing could have a material adverse effect on our financial condition and results of operations. Our ability to make periodic interest payments and to repay our debt when due depends on our financial and operating performance, which in turn, is subject to prevailing economic and competitive conditions and other factors. If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and may be forced to dispose of material assets or operations, seek to obtain equity capital, or restructure or refinance our indebtedness. Such alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

Risks Related to Acquisitions

Acquisitions and strategic investments require substantial resources, expose us to significant risks and may adversely impact our business.

As part of our growth strategy, we seek to acquire or make investments in companies, products or technologies that we believe complement or augment our existing business, product offerings or technology portfolio. For example, in January 2019, we completed the purchase of substantially all the assets of the Freedom, Liberty, and Enterphone™ MESH products and services of Viscount Systems, Inc., or VSI, and the assumption of certain liabilities for $2.9 million in cash and common stock. Additionally, in the event that revenue from the assets purchased under the agreement in 2019 was greater than certain specified revenue targets, we would have been obligated to issue earnout consideration of up to a maximum of $3.5 million payable in shares of our common stock. At the date of acquisition, we assessed the probability of the issuance of shares related to the earnout consideration and determined its fair value to be $200,000. In the third and fourth quarter of 2019, we reassessed the probability and increased the fair value of the earnout consideration liability by $550,000 to $750,000. In the second quarter of 2020, we issued earnout consideration consisting of 157,233 shares of our common stock with a fair value of approximately $489,000. These adjustments to the earnout consideration were included in operating expenses in our consolidated statements of comprehensive loss in the years ended December 31, 2020 and 2019. In the event that such revenue targets were not met in 2019, but 2020 revenue from the assets purchased exceeded certain higher targets for 2020, then we would have been obligated to issue up to a maximum of $2.25 million in earnout consideration payable in shares of our common stock. However, earnout targets were not achieved in 2020.

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

The costs associated with an acquisition may be significant, whether or not the acquisition transaction is successfully concluded. As a result, acquisition activities may reduce the amount of capital available to fund our business. To purchase another company or assets, we may be required to issue additional equity securities, which would result in additional dilution to our stockholders. Acquisitions may result in the assumption of additional liabilities or debt, including unanticipated liabilities, or charges to earnings for such items as amortization of purchased intangibles or in-process research and development expenses. Such liabilities, indebtedness or charges could have a material and adverse impact on our financial condition and results of operations. Acquisitions and strategic investments may also lead to substantial increases in noncurrent assets, including goodwill. Write-downs of these assets may materially and adversely impact our financial condition and results of operations.

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

We record goodwill and intangible assets at their fair values upon the acquisition of a business. Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. Goodwill is evaluated for impairment annually or more frequently if conditions warrant, by comparing the carrying value of a reporting unit to its estimated fair value. Intangible assets with definite lives are reviewed for impairment when events or circumstances indicate that their carrying value may not be recoverable. Declines in operating results, divestitures, sustained market declines and other factors that impact the fair value of a reporting unit could result in an impairment of goodwill or intangible assets and, in turn, a charge to net income. Any such charges could have a material adverse effect on our results of operations or financial condition.

Risks Related to Our Intellectual Property, and Litigation

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

We have in the past been named as a defendant in putative securities class action and derivative lawsuits.

Securities class action lawsuits have often been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the technology industry are particularly vulnerable to this kind of litigation due to the volatility of their stock prices. We have in the recent past been named as a defendant in putative securities class action and derivative lawsuits and may again be so named in the future. Any litigation to which we were a party has and may in the future result in the diversion of management attention and resources from our business and business strategy. In addition, any litigation to which we may become a party to may result in onerous or unfavorable judgments that may not be reversed upon appeal and that may require us to pay substantial monetary damages or fines, or we may decide to settle lawsuits on similarly unfavorable terms, which could have a material adverse effect our business, financial condition or results of operations.

General Risk Factors

Our stock price has been and is likely to remain volatile.

Over the past few years, The Nasdaq Capital Market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price may result from a number of factors, some of which are beyond our control, including, among others:

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

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

In addition, we have reserved shares of common stock for potential future issuance including stock issuable pursuant to our equity incentive plans, the conversion of our preferred stock and warrants issued in connection with previous capital raises and other transactions. As of March 2, 2021, 1,709,347 shares of common stock are reserved for future grants and outstanding equity awards under our equity incentive plans and an additional 9,115,922 shares of common stock are reserved for future issuance in connection with other potential issuances, including conversion of our preferred stock. We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, future financings or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock. The issuance of additional shares of common stock or preferred stock or other securities, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.

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

Our corporate headquarters are located in Fremont, California and we maintain operational headquarters in Santa Ana, California. We lease additional facilities to house our engineering, sales and marketing, administrative and manufacturing functions. At December 31, 2020, our major facilities consisted of the following:

Location	Function	Square Feet	Lease Expiration
Fremont, California	Corporate headquarters	3,082	November 2022
Santa Ana, California	Administration; manufacturing; research and development	34,599	January 2023
Arlington, Texas	Administration; sales	5,700	October 2023
Vancouver, Canada	Manufacturing; research and development	7,206	December 2025
Sauerlach, Germany	European operations; research and development; sales	5,156	Month to Month
Chennai, India	Research and development	17,500	October 2022
Singapore	RFID/NFC product manufacturing	16,060	May 2023

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become subject to claims arising in the ordinary course of business or could be named a defendant in other lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Information concerning our executive officers as of March 1, 2021 is as follows:

Steven Humphreys, 59, has served as our Chief Executive Officer since September 2015 and as a director since July 1996. Mr. Humphreys previously served as Chairman of the Board from September 2013 until September 9, 2015. Previously, he also served as Lead Director from May 2010 until April 2013 and as Chairman of the Board from April 2000 to March 2007. Mr. Humphreys also served as an executive officer of the Company, as President from July 1996 to December 1996 and as President and Chief Executive Officer from January 1997 to July 1999. From November 2011 to December 2014, Mr. Humphreys served as chief executive officer of Flywheel Software, Inc., a venture-backed, location-based mobile solutions company. From October 2008 until its acquisition by SMSC in February 2011, Mr. Humphreys served as Chief Executive Officer and President of Kleer Corporation, a venture-backed provider of wireless audio technology. From October 2001 to October 2003, he served as Chairman of the Board and Chief Executive Officer of ActivIdentity, a provider of digital identity solutions, a publicly-listed company until its acquisition by HID Global in December 2010. He also served as a director of ActivIdentity from March 2008 until December 2010. Previously, Mr. Humphreys was President of Caere Corporation, a publicly-listed optical character recognition software company. Prior to Caere, he spent ten years with General Electric in a variety of factory automation and information technology positions, most recently leading the Information Delivery Services business unit of GE Information Services. Philanthropically, Mr. Humphreys has been an elected public school board trustee and a contributor to a range of education-oriented charities. He also serves on the board of Summit Public Schools, a charter school system with schools across the West Coast, and developer of the Summit Learning System, developed in cooperation with Facebook and deployed in over 1,000 schools nationwide. Mr. Humphreys holds a B.S. degree from Yale University and M.S. and M.B.A. degrees from Stanford University. Mr. Humphreys brings to the Board of Directors his many years of experience as an executive officer of technology companies ranging from startups to public companies, and as senior management within large multinational corporations. His continued involvement with emerging technologies, venture and angel investing, as well as his knowledge of the U.S. investment markets, and the wider technology and management communities are relevant to Identiv’s success.

Sandra Wallach, 56, has served as our Chief Financial Officer since February 2017. Ms. Wallach previously served as VP Finance for MiaSole, a thin film solar technology company, from May 2011 to January 2013. From January 2013 to June 2013, she served as Chief Financial Officer of UBM Tech, a wholly-owned subsidiary of UBM LLC. In June 2013, she returned to MiaSole and served as their VP Finance until February 2017. Prior to that, she served as VP Finance at Juniper Networks (from 2008-2011) as well as holding different financial management positions with Intuit (2003-2007). Before joining Intuit, Ms. Wallach served as Chief Financial Officer of General Electric’s (GE) Industrial Systems, Drives & Controls division. Previously she held a range of financial and management positions at General Electric since joining GE in 1986. Ms. Wallach holds a B.A. in Economics and Public Policy from the University of California at Berkeley.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Capital Market under the symbol “INVE.” According to data available at March 2, 2021, we had 121 registered holders of our common stock. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us.

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

During the years ended December 31, 2020 and 2019, we repurchased 171,641 shares and 175,878 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report.

Overview

Identiv is a global provider of secure identification and physical security.

We are leveraging our RFID-based physical device-management expertise as well as our physical access, video and analytics solutions to provide leading solutions as our customers, and our customers’ customers, embracing the IoT. Customers in the technology and mobility, consumer, government, healthcare, education and other sectors rely on Identiv’s identification and access solutions. Identiv’s platform encompasses RFID and NFC, cybersecurity, and the full spectrum of physical access, video, and audio security. We are bringing the benefits of the IoT to a wide range of physical, connected items.

Identiv’s mission is to digitally enable every physical thing and every physical place on the planet. Our full continuum of security solutions is delivered through our platform of RFID enabled devices, mobile, client/server, cloud, web, dedicated hardware and software defined architectures. In doing so, we believe that we will create smart physical security and a smarter physical world.

Segments

We have organized our operations into two reportable business segments, principally by solution families: Identity and Premises. Our Identity segment includes products and solutions enabling secure access to information serving the logical access and cyber security market, and protecting connected objects and information using RFID embedded security. Our Premises segment includes our solutions to address the premises security market for government and enterprise, including access control, video surveillance, analytics, audio, access readers and identities.

Factors Affecting Our Performance

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. That pace, scope and depth has accelerated during 2020 causing large fluctuations in our operating results. For example, in 2019 our Identity segment experienced a reduction from 2018 overall with modest gains in our RFID business offset by lower access card revenue. During 2020, we saw several events that we believe are opening up the third wave of RFID deployments which is occurring at a much faster pace of growth than historically. We believe significant improvement in chip capabilities at lower costs, combined with the incorporation of the full NDEF protocol by Apple in its iPhone 12 and iOS 14 has accelerated the opportunities for product engineers to integrate RFID into their products to create new and more engaging customer experiences, product reliability and performance. As the market hit this pivot point, we expanded both our capacity and technical leadership. As a result, our Identity segment experienced an increase in revenue of 25% year over year, driven by our performance in the RFID products growing 80% year over year in total, and growing over 100% for the second half of 2020 over the comparable period in 2019. We track growth indicators including design wins, customer launches and technology launches. We have made investments in our technology, world class quality and automation, and we believe that our competitive advantages will continue to drive growth.

We believe the underlying, long-term trend is continued RFID adoption by multiple verticals. We also believe that expanding use cases fosters adoption across verticals and into other markets. In addition, we do not have any significant concentration of customers so we believe that our demand will continue to be resilient to any individual customer or application.

If RFID market adoption, and adoption of our products specifically, does not meet our expectations then our growth prospects and operating results will be adversely affected. If we are unable to meet end-user or customer volume or performance expectations, then our business prospects may be adversely affected. In contrast, if our RFID sales exceed expectations, then our revenue and profitability may be positively affected.

Given the uncertainties of the specific timing of our new customer deployments, we cannot assure you that we have appropriate inventory and capacity levels or that we will not experience inventory shortfalls or overages in the future. We mitigate those risks by being deeply embedded in our customers design cycle, working with our chip partners on long lead time components, managing our limited capital equipment needs within a short cycle and future proofing our facilities with the most recent expansion to accommodate several scenarios for growth potential.

If end users with sizable projects change or delay them, we may experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate that uncertainty to continue to characterize our business for the foreseeable future.

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

Purchasing of our Products and Services for U.S. Federal Government Security Programs

In addition to the general seasonality of demand, overall U.S. Federal Government expenditure patterns have a significant effect on demand for our products due to the significant portion of revenue that are typically sourced from U.S. Federal Government agencies. During 2020, we experienced an increase in our U.S. Federal Government revenue of 30% over the preceding full year. Drivers of growth included our technology strength and proven security solutions, work from home mandates, and continued strength in investments for security across a number of different agencies. We believe that the success and growth of our business will continue through the U.S. Federal Government focus on security and our successful procurement of government business. If there are changes in government purchasing policies or budgetary constraints there could be implications for our growth prospects and operating results. If we are unable to meet end-user or customer volume or performance expectations, then our business prospects may be adversely affected.

Effects of the COVID-19 Pandemic on our Business.

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

Results of Operations

The following table includes net revenue and net profit information by business segment and reconciles gross profit to loss before income taxes (in thousands).

	Year Ended December 31,
	2020	2019
Identity:
Net revenue	$52,742	$42,176
Gross profit	14,781	14,570
Gross profit margin	28%	35%
Premises:
Net revenue	34,178	41,579
Gross profit	18,900	22,084
Gross profit margin	55%	53%
Total:
Net revenue	86,920	83,755
Gross profit	33,681	36,654
Gross profit margin	39%	44%
Operating expenses:
Research and development	9,781	8,616
Selling and marketing	17,270	18,138
General and administrative	8,623	9,445
Increase (decrease) in fair value of earnout liability	(261)	550
Restructuring and severance	1,716	14
Total operating expenses	37,129	36,763
Loss from operations	(3,448)	(109)
Non-operating income (expense):
Interest expense, net	(1,462)	(917)
Gain on sale of investment	—	142
Foreign currency gains (losses), net	(122)	59
Loss before income taxes	$(5,032)	$(825)

The following table sets forth our statements of comprehensive loss as a percentage of net revenue:

	Year Ended December 31,
	2020	2019
Net revenue	100.0%	100.0%
Cost of revenue	61.3	56.2
Gross profit	38.7	43.8
Operating expenses:
Research and development	11.3	10.3
Selling and marketing	19.9	21.7
General and administrative	9.8	11.2
Increase (decrease) in fair value of earnout liability	(0.3)	0.7
Restructuring and severance	2.0	-
Total operating expenses	42.7	43.9
Loss from operations	(4.0)	(0.1)
Non-operating income (expense)
Interest expense, net	(1.7)	(1.2)
Gain on sale of investment	-	0.2
Foreign currency gains (losses), net	(0.1)	0.1
Loss before income taxes	(5.8)	(1.0)
Income tax provision	(0.1)	(0.4)
Net loss	(5.9)%	(1.4)%

Geographic net revenue, based on each customer’s ship-to location, for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Americas	$58,302	$61,365
Europe and the Middle East	9,497	11,417
Asia-Pacific	19,121	10,973
Total	$86,920	$83,755
As a percentage of net revenue:
Americas	67%	73%
Europe and the Middle East	11%	14%
Asia-Pacific	22%	13%
Total	100%	100%

Fiscal 2020 Compared with Fiscal 2019

Net Revenue

Net revenue in 2020 was $86.9 million, an increase of 4% compared with $83.8 million in 2019. Net revenue in the Americas was $58.3 million in 2020, a decrease of 5% compared with $61.4 million in 2019. Net revenue from our Premises solution for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 54% of our net revenue in the Americas. Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $28.6 million in 2020, an increase of 28% compared with 2019. Sales of RFID and NFC products and smart card readers comprise a significant proportion of our net revenue in these regions.

Net revenue in our Identity segment, which represented 61% of our net revenue, was $52.7 million in 2020, an increase of 25% compared with $42.2 million in 2019. Net revenue in this segment in the Americas in 2020 increased 11% compared with 2019 primarily due to higher sales of RFID transponder products and smart card readers, partially offset by lower sales of access card products primarily attributable to the COVID-19 pandemic and its impact on the hospitality and education markets. The primary driver of higher sales of our RFID transponder products was the broad adoption of NFC, and the continued demand for smart card reader products with shelter in place actions driving the need for more work from home technologies. Net revenue in this segment in Europe, the Middle East, and the Asia-Pacific increased approximately 44% in 2020 compared with 2019 primarily due to higher sales of RFID transponder products, partially offset by lower sales of smart card readers and access cards. RFID transponder products comprised approximately 65% of net revenue in these regions in 2020, and 36% of net revenue in 2019, while smart card reader sales in 2020 and 2019 comprised approximately 24% and 36% of the net revenue.

Net revenue in our Premises segment, which represented 39% of our net revenue, was $34.2 million in 2020, a decrease of 18% compared with $41.6 million in 2019. Net revenue in this segment in the Americas in 2020 decreased 15% compared with 2019 primarily due to delays associated with the impact of the COVID-19 pandemic on our partners’ ability to access customer site locations, as well as the impact of business closures in the retail, hospitality and education markets. These delays were partially offset by higher Hirsch Velocity software product sales and related support services, particularly in the federal government. Net revenue in this segment across Europe, the Middle East, and Asia-Pacific decreased 38% in 2020 compared with 2019 primarily due to lower sales of Hirsch related physical access control solutions associated with the impact of the COVID-19 pandemic on our partners’ ability to access customer site locations as discussed above.

As a general trend, U.S. Federal agencies continue to be subject to security improvement mandates under programs such as Homeland Security Presidential Directive-12 (“HSPD-12”) and reiterated in memoranda from the Office of Management and Budget (“OMB M-11-11”). We believe that our solutions for trusted physical access is an attractive offering to help federal agency customers move towards compliance with federal directives and mandates. To address sales opportunities in the United States in general and with our U.S. Government customers in particular, we focus on a strong U.S. sales organization and our sales presence in Washington D.C.

More recently, in response to the new needs for health and safety in the physical security market overall, due to the COVID-19 pandemic, we have released products to address these trends. During the first half of 2020, we launched our contact tracing downloadable extension for our Velocity access system, our occupancy tracking system based on our 3VR platform, our MobilisID touchless reader and our temperature tracking tag. In addition, with the economic impact of the COVID-19 pandemic creating more uncertainty for our customers, we have released several products which are subscription based which allow payments over time for our physical access and video solutions as a service.

Gross Profit and Gross Margin

Gross profit for 2020 was $33.7 million, or 39% of net revenue, compared to $36.7 million or 44% of net revenue in 2019. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

In our Identity segment, gross profit was $14.8 million in 2020 compared with $14.6 million in 2019. Gross profit margins in the Identity segment in 2020 decreased to 28% compared to 35% in 2019 primarily due to the change in product mix, with a higher proportion of lower margin RFID transponder product sales, and a large higher margin bulk order of readers to the U.S. Navy Reserve in the first quarter of 2019.

In our Premises segment, gross profit was $18.9 million in 2020 compared with $22.1 million in 2019. Gross profit margins in the Premises segment increased to 55% in 2020 from 53% in 2019 primarily due to adjustments to our inventory reserves in the first quarter of 2019 as a result of management’s assessment of on-hand inventory levels and demand forecasts.

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

Operating Expenses

Information about our operating expenses for the years ended December 31, 2020 and 2019 is set forth below.

Research and Development

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Research and development expenses	$9,781	$8,616	$1,165	14%
Percentage of revenue	11%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in 2020 increased compared with 2019 primarily due to higher salaries and related costs associated with the re-alignment of certain individuals in the first quarter of 2020 from sales and marketing to research and development, as well as continued investments in engineering, including additional headcount and higher external contractor costs.

Selling and Marketing

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Selling and marketing expenses	$17,270	$18,138	$(868)	(5)%
Percentage of revenue	20%	22%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses in 2020 decreased compared with 2019 primarily due to the re-alignment of certain individuals in the first quarter of 2020 from sales and marketing to research and development, lower travel related costs associated with the COVID-19 pandemic, and lower trade show and advertising costs, partially offset by an increase in employment recruiting fees.

General and Administrative

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in thousands)
General and administrative expenses	$8,623	$9,445	$(822)	(9)%
Percentage of revenue	10%	11%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses decreased compared with the prior year period primarily due to reductions in headcount and related costs associated with our continued integration efforts across general and administrative functions as well as lower external services costs and professional fees.

Increase (Decrease) in Fair Value of Earnout Liability

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Increase (decrease) in fair value of earnout liability	$(261)	$550	$(811)	(147)%

Earnout consideration expense for the year ended December 31, 2019 was attributable to the increase in fair value of the earnout liability associated with the Viscount acquisition from $200,000 to $750,000. During the year ended December 31, 2020, the reduction in the earnout expense of $261,000 was attributable to the decrease in the fair value of the earnout liability from $750,000 to $489,000, representing settlement date fair value of the earnout shares issued to the selling shareholders. See Note 4, Business Combinations, in the accompanying notes to our consolidated financial statements for more information.

Restructuring and Severance

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Restructuring and severance	$1,716	$14	$1,702	N/A

Restructuring expenses incurred during the year ended December 31, 2020 consists of severance related costs of $375,000 and facility rental related costs associated with office space of an acquired business of approximately $1,341,000. The latter included a charge of $1,199,000 associated with the impairment of the right-of-use operating lease asset, which was subleased, but subsequently went into default due to non-payment of rent beginning April 1, 2020. Sublease income of $198,000 was received in the first quarter of 2020, however, since the first quarter of 2020, no rental payments were received. In addition, we recorded a charge of $97,000 related to the impairment of a right-of-use operating lease asset for office space we vacated in Oakland, California in the fourth quarter of 2020.

During the year ended December 31, 2019, we incurred restructuring and severance related costs of $105,000. These costs were partially offset by the reversal of a restructuring accrual of $91,000 for future rental payment obligations associated with vacated office space at our Fremont, California facility, which was sublet in the third quarter of 2019.

See Note 15, Restructuring and Severance, in the accompanying notes to our consolidated financial statements for more information.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the years ended December 31, 2020 and 2019 is set forth below.

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Interest expense, net	$(1,462)	$(917)	$(545)	59%
Gain on sale of investment	$—	$142	$(142)	(100)%
Foreign currency gains (losses), net	$(122)	$59	$(181)	(307)%

Interest expense, net consists of interest on financial liabilities, amortization of debt issuance costs, and interest accretion expense for a liability on a contractual payment obligation arising from our acquisition of Hirsch Electronics Corporation. The increase in interest expense in 2020 compared to 2019 was primarily attributable to both the amortization of warrants and amortization of debt issuance costs associated with our loan and security agreement with our lender. See Note 8, Contractual Payment Obligation and Note 9, Financial Liabilities, in the accompanying notes to our consolidated financial statements for more information.

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

Income Tax Provision

	Year Ended December 31,
	2020	2019	$ Change	% Change
	($ in thousands)
Income tax provision	$(73)	$(326)	$(253)	(78)%

As of December 31, 2020, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the year ended December 31, 2020. The effective tax rates for the year ended December 31, 2020 and 2019 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Quarterly Statements of Comprehensive Income (Loss)

The following tables set forth our unaudited quarterly statements of comprehensive income (loss) for the last eight quarters. In the opinion of management, these data have been prepared on the same basis as the audited consolidated financial statements included elsewhere in this report and reflect all adjustments, including normal recurring adjustments, necessary for a fair presentation of the data. The results of historical periods are not indicative of expectations for any future period. You should read these data together with our audited consolidated financial statements and the related notes included elsewhere in this report.

	Three Months Ended
	Dec. 31, 2020	Sep. 30, 2020	Jun 30, 2020	Mar 31, 2020	Dec. 31, 2019	Sep. 30, 2019	Jun 30, 2019	Mar 31, 2019
	(In thousands, except per share data)
Consolidated Statements of Comprehensive Income (Loss):
Net revenue	$24,836	$24,859	$19,105	$18,120	$18,970	$23,026	$22,237	$19,522
Cost of revenue	16,252	14,974	11,393	10,620	11,429	12,500	12,354	10,818
Gross profit	8,584	9,885	7,712	7,500	7,541	10,526	9,883	8,704
Operating expenses:
Research and development	2,383	2,380	2,422	2,596	2,387	2,125	2,078	2,026
Selling and marketing	4,292	4,245	4,236	4,497	4,449	4,470	4,721	4,498
General and administrative	2,163	2,118	2,151	2,191	1,953	2,591	2,279	2,622
Increase (decrease) in fair value of earnout liability	—	—	(261)	—	375	175	—	—
Restructuring and severance	71	163	1,417	65	115	(87)	(2)	(12)
Total operating expenses	8,909	8,906	9,965	9,349	9,279	9,274	9,076	9,134
Income (loss) from operations	(325)	979	(2,253)	(1,849)	(1,738)	1,252	807	(430)
Interest expense, net	(396)	(407)	(407)	(252)	(151)	(246)	(241)	(279)
Gain on sale of investment	—	—	—	—	142	—	—	—
Foreign currency gains (losses), net	(3)	(175)	(30)	86	(37)	168	(70)	(2)
Income (loss) before income tax provision	(724)	397	(2,690)	(2,015)	(1,784)	1,174	496	(711)
Income tax benefit (provision)	26	(8)	(59)	(32)	(37)	(105)	(80)	(104)
Net income (loss)	(698)	389	(2,749)	(2,047)	(1,821)	1,069	416	(815)
Cumulative dividends on Series B preferred stock	(276)	(275)	(272)	(270)	(263)	(262)	(259)	(258)
Net income (loss) income attributable to common stockholders	$(974)	$114	$(3,021)	$(2,317)	$(2,084)	$807	$157	$(1,073)

Net income (loss) per common share:
Basic	$(0.05)	$0.01	$(0.17)	$(0.13)	$(0.12)	$0.05	$0.01	$(0.06)
Diluted	$(0.05)	$0.01	$(0.17)	$(0.13)	$(0.12)	$0.05	$0.01	$(0.06)

Weighted average shares used in computing net income (loss) per common share:
Basic	18,302	18,144	17,941	17,521	17,136	17,006	16,953	16,837
Diluted	18,302	18,650	17,941	17,521	17,136	17,766	17,795	16,837

Liquidity and Capital Resources

As of December 31, 2020, our working capital, defined as current assets less current liabilities, was $11.9 million, an increase of $0.2 million compared to $11.7 million as of December 31, 2019. As of December 31, 2020, our cash balance was $11.4 million.

East West Bank

On February 8, 2017, we entered into a loan and security agreement with East West Bank (“EWB”). Following subsequent amendments, on February 8, 2021 we amended and restated the Loan and Security Agreement in its entirety (the “Loan and Security Agreement”). The Loan and Security Agreement provides for a $20.0 million revolving loan facility subject to a borrowing base and a $4.0 million non-formula revolving loan facility that is not subject to a borrowing base. Our obligations under the Loan and Security Agreement are collateralized by substantially all of our assets.

The maturity date of the main revolving loan facility is February 8, 2023. The non-formula revolving loan facility will terminate on February 7, 2022, however we may, at our option if certain conditions are met, convert prior to their maturity any loans under the non-formula revolving loan facility to a term loan that will fully amortize and mature on February 1, 2025. Advances under the revolving loan facilities and the term loan (if converted) will initially bear interest at a per annum rate equal to the prime rate as determined under the Loan and Security Agreement plus 0.25%.

We may voluntarily prepay amounts outstanding under the revolving loan facilities and the term loan without prepayment charges. In the event the Loan and Security Agreement is terminated prior to February 8, 2023, we would be required to pay an early termination fee in the amount of 2.0% of the main revolving loan line if terminated prior to February 8, 2022 and 1% of the main revolving loan line thereafter. Additional borrowing requests under the revolving loan facilities are subject to various customary conditions precedent, including a borrowing base for the main revolving loan facility.

The Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on our ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets. In addition, the Loan and Security Agreement contains financial covenants requiring that we (i) hold $5 million in unrestricted cash in accounts with EWB, (ii) maintain a monthly minimum trailing six-month EBITDA of $0.6 million for the first two quarters of 2021 and $1.2 million thereafter and (iii) maintain, if we convert into the term loan and starting with the quarter ending March 31, 2022, a quarterly fixed charge coverage ratio of at least 1.35 : 1.00.

The Loan and Security Agreement contains customary events of default that entitle EWB to cause any or all of our indebtedness under it to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, EWB may terminate its lending commitment and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Loan and Security Agreement to be immediately due and payable.

See Note 9, Financial Liabilities and Note 11, Stockholders’ Equity in the accompanying notes to our consolidated financial statements for more information.

As of December 31, 2020, we were in compliance with all financial covenants under the revolving loan facility.

April 21 Funds

On May 5, 2020, we issued secured subordinated promissory notes in an aggregate principal amount of $4.0 million (the “Notes”) to 21 April Fund, LP and 21 April Fund, Ltd. (collectively referred to as the “April 21 Funds”) pursuant to a Note and Warrant Purchase Agreement entered into with the April 21 Funds (the “Note Purchase Agreement”). The Notes are collateralized by our assets, but subordinate to our obligations to EWB under the Loan and Security Agreement. Proceeds from the sale of the Notes were only to be used for expenses incurred by us in connection with our provisions of goods and services under a statement of work with a third party. The Notes have an initial term of nine months and do not bear interest during this period. However, if the Notes are not repaid on or before the nine-month anniversary of issuance, (a) the Notes will thereafter bear interest of 8% per annum, payable quarterly, and (b) additional warrants to purchase common stock would be issuable to the April 21 Funds for each month all or a portion of the Notes remain unpaid, as further detailed in the Note Purchase Agreement. In the event the Notes are not paid in full by the first anniversary of their issuance, May 5, 2021, they shall thereafter bear interest of 12% per annum, payable quarterly, and additional warrants would be issuable to the April 21 Funds. On December 31, 2020, the principal amount outstanding under the Notes was $2.8 million.

On February 5, 2021, we entered into an amendment to our secured subordinated promissory note with April 21 Funds, which extended the initial term of the Notes to March 31, 2021. As a result of the amendment, if the Notes are repaid on or before March 31, 2021, we will incur no further interest on the Notes, or be obligated to issue additional warrants.

Paycheck Protection Program

On April 9, 2020, we entered into a promissory note (the “Note”) under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The Note is dated April 8, 2020 with EWB. We borrowed a principal amount of approximately $2.9 million. The interest on the Note is 1.0% per annum. The Note is payable two years from the date of the Note, and there is no prepayment penalty. All interest which accrues during the initial six months of the loan period is deferred and payable on the maturity date of the Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with Small Business Administration rules established for the Paycheck Protection Program. The principal amount outstanding, including accrued interest, is included in current portion – financial liabilities and other accrued expenses and liabilities in the accompanying consolidated balance sheets, as we expect all amounts outstanding will be forgiven in the first six months of 2021.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of December 31, 2020, the amount of cash included at such subsidiaries was $2.0 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of December 31, 2020, we had a total accumulated deficit of $410.6 million. During the year ended December 31, 2020, we had a net loss of $5.1 million.

We believe our existing cash balance, together with cash generated from operations and available credit under our Loan and Security Agreement will be sufficient to satisfy our working capital needs to fund operations for the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also choose to finance our business through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Debt or any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain debt or equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Net cash provided by (used in) operating activities	$(1,766)	$427
Net cash used in investing activities	(1,564)	(1,484)
Net cash provided by (used in) financing activities	4,853	(227)
Effect of exchange rates on cash and cash equivalents	503	(199)
Net increase (decrease) in cash and cash equivalents	2,026	(1,483)
Cash and cash equivalents, beginning of year	9,383	10,866
Cash and cash equivalents, end of year	$11,409	$9,383

Cash flows from operating activities

Cash used in operating activities for 2020 was primarily due to a net loss of $5.1 million and a decrease in cash from net changes in operating assets and liabilities of $4.7 million, partially offset by adjustments for certain non-cash items of $8.0 million, consisting primarily of impairment of right-of-use operating lease assets, decrease in fair value of earnout liability, depreciation, amortization, amortization of debt issuance costs, and stock-based compensation. Cash provided by operating activities for 2019 was primarily due to a net loss of $1.2 million and a decrease in cash from net changes in operating assets and liabilities of $5.3 million, partially offset by adjustments for certain non-cash items of $6.9 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities for 2020 was $1.6 million related to capital expenditures. Cash used in investing activities during 2019 was $1.5 million, of which $1.3 million related to the acquisitions of Viscount, net of cash acquired, and $0.3 million related to capital expenditures, partially offset by $0.1 million related to the proceeds received from the sale of an investment.

Cash flows from financing activities

Cash provided by financing activities during 2020 was primarily due to the issuance of secured subordinated promissory notes to April 21 Funds of $4.0 million, less repayments of $1.2 million in the fourth quarter of 2020, and proceeds received under the Payment Protection Program of $2.9 million, partially offset by taxes paid related to net share settlement of restricted stock units of $0.9 million. Cash used in financing activities during 2019 related primarily to the repayment of notes payable of $2.0 million associated with a previous acquisition, and taxes paid related to net share settlement of restricted stock units of $0.9 million, partially offset by net borrowings under our revolving loan facility of $2.7 million.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties, except as disclosed in Note 8, Contractual Payment Obligation.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations, excluding amounts outstanding under the Paycheck Protection Program promissory note of $2.9 million, which we expect to be forgiven in the first six months of 2021, as of December 31, 2020 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$4,097	$1,565	$2,258	$274	$—
Contractual payment obligation	1,083	1,083	—	—	—
Revolving loan facility	14,428	14,428	—	—	—
April 21 Funds promissory notes	2,800	2,800	—	—	—
Purchase commitments and other obligations	14,432	14,420	12	—	—
Total obligations	$36,840	$34,296	$2,270	$274	$—
Subleases	$(1,615)	$(1,406)	$(209)	$—	$—

We lease facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. We currently sublease office space in San Francisco, California associated with a prior acquisition. Beginning April 1, 2020, the sublessee went into default due to non-payment of rent. Sublease income of $198,000 was received in the first quarter of 2020, however, since the first quarter of 2020, no rental payments have been received.

Our contractual payment obligation was assumed upon our acquisition of Hirsch. See Note 8, Contractual Payment Obligation, in the accompanying notes to our consolidated financial statements.

The revolving loan facility and April 21 Funds promissory note obligations include payments to be made for principal and interest in accordance with the terms at December 31, 2020 of the revolving loan facility under our Loan and Security Agreement and the Note and Warrant Purchase Agreement. See Note 9, Financial Liabilities, in the accompanying notes to our consolidated financial statements.

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

Our other long-term liabilities include gross unrecognized tax benefits, and related interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities. Accordingly, such amounts are not included in the table above.

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

Nature of Products and Services

We derive our revenues from sales of hardware products, software licenses, subscriptions, professional services, software maintenance and support, and extended hardware warranties.

Hardware Product Revenues — We generally have two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide assurance that the product complies with its agreed-upon specifications and is free from defects in material and workmanship for a period of one to three years (i.e. assurance warranty). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. We have concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. None of the transaction price is allocated to the assurance warranty component, as we account for these product warranty costs in accordance with Accounting Standards Codification (“ASC”) 460, Guarantees.

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

Subscription Revenues — Subscription revenues consist of fees received in consideration for providing customers access to one or more of our software-as-a-service (“SaaS”) based solutions. These SaaS arrangements include access to our licensed software and, in certain arrangements, use of various hardware devices over the contract term. These SaaS arrangements do not provide the customer the right to take possession of the software supporting the subscription service, or if applicable, any hardware devices at any time during the contract period, and as such are not considered separate performance obligations. Revenue is recognized ratably on a straight-line basis over the term of the contract beginning when the service is made available to the customer. Subscription contract terms range from month-to-month to six years in length and billed monthly or annually.

Professional Services Revenues — Professional services revenues consist primarily of programming customization services performed relating to the integration of our software products with our customers other systems, such as HR systems. Professional services contracts are generally billed on a time and materials basis and revenue is recognized as the services are performed.

Software Maintenance and Support Revenues — Support and maintenance contract revenues consist of the services provided to support the specialized programming applications performed by our professional services group. Support and maintenance contracts are typically billed at inception of the contract and recognized as revenue over the contract period, typically over a one or three year period.

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

Contract Balances

Amounts invoiced in advance of services being provided are accounted for as deferred revenue. The deferred revenue balance is primarily related software maintenance contracts. Payment terms and conditions vary by contract type, although payment is typically due within 30 to 90 days of contract inception. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review our receivables that remain outstanding past their applicable payment terms and establish an allowance and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Although we expect to collect net amounts due as stated on the consolidated balance sheets, actual collections may differ from these estimated amounts.

Inventory Valuation

Inventories are stated at the lower of cost (using average cost or standard cost, as applicable) or net realizable value (market). We typically plan our production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate significantly. We regularly review inventory quantities on hand and record an estimated provision for excess inventory based on judgment and assumptions involving an evaluation of technical obsolescence and our ability to sell based primarily on historical sales patterns and expectations for future demand. Actual demand and market conditions may differ from the projections utilized by management in establishing our inventory reserves. If we were to use different assumptions or utilize different estimates, the amount and timing of our inventory write-downs could be materially different. Adverse changes in our inventory valuations could have a material effect on our operating results and financial position.

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

As of December 31, 2020, we have federal and state income tax net operating loss (“NOL”) carryforwards of $185.8 million and $70.6 million, respectively, which will expire at various dates.

We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these state NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2020, will be accounted for as a reduction of income tax expense.

The calculation of our tax liabilities involves evaluating uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions across our global operations. ASC 740, Income Taxes (“ASC 740”) states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including the resolution of any related appeals or litigation processes, on the basis of the technical merits.

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

We believe that none of the unrecognized tax benefits, excluding the associated interest and penalties, which are insignificant, may be recognized by the end of 2021.

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

Goodwill

Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination, over the fair value of assets acquired, net of liabilities assumed. In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill is not amortized but is tested for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We perform an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, we identify and consider the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, we determine that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if we conclude otherwise, then we will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the consolidated statement of comprehensive loss. The loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

Intangible Assets and Long-lived Assets

We evaluate our identifiable amortizable intangible assets and long-lived assets for impairment in accordance with ASC 360, Property, Plant and Equipment, whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by an asset group. If such asset groups are considered to be impaired (i.e., if the sum of its estimated future undiscounted cash flows used to test for recoverability is less than its carrying value), the impairment loss to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. Intangible assets with definite lives are amortized using the straight-line method over the estimated useful lives of the related assets.

Critical estimates in valuing intangible assets include, but are not limited to, future expected cash flows from customer relationships, developed technology, and trademarks; and discount rates. Management estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

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

Stock-based Compensation

We recognize stock-based compensation expense for all share-based payment awards in accordance with ASC 718, Compensation – Stock Compensation. Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. We utilize the Black Scholes pricing model in order to determine the fair value of stock-based option awards. The Black Scholes pricing model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded stock-based compensation expense and operating results could be different.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Identiv, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Identiv, Inc. (a Delaware Corporation) and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation - Adjustments for Excess or Obsolete Inventories

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated inventories balance was $20.3 million as of December 31, 2020. The Company’s inventories are valued using standard cost, approximating average cost, and are stated at the lower of cost or net realizable value. The Company adjusts the carrying value of inventories based on assumptions about future demand, market conditions and technical obsolescence. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.

The principal considerations for our determination that performing procedures relating to net realizable value adjustments to inventories is a critical audit matter are the significant amount of judgment by management in developing the assumptions of the forecasted product demand, which in turn lead to significant audit judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence relating to the forecasted product demand. Additionally, for newer products there may be limited historical data with which to evaluate forecasts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing management’s process for developing the valuation allowance for excess and obsolete inventory, testing the completeness and accuracy of the underlying data used in the estimate, and evaluating management’s assumptions of forecasted product demand. Evaluating management’s forecasted product demand for reasonableness involved considering historical sales by product, comparing prior period estimates to actual results of the same period, and determining whether the demand forecast used was consistent with evidence obtained in other areas of the audit.

/s/ BPM LLP

We have served as the Company’s auditor since 2015.

San Jose, California

March 12, 2021

IDENTIV, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$11,409	$9,383
Accounts receivable, net of allowances of $178 and $299 as of December 31, 2020 and 2019, respectively	18,927	18,363
Inventories	20,296	16,145
Prepaid expenses and other current assets	2,813	2,292
Total current assets	53,445	46,183
Property and equipment, net	2,827	2,042
Operating lease right-of-use assets	3,405	4,629
Intangible assets, net	7,563	10,104
Goodwill	10,266	10,238
Other assets	1,171	1,122
Total assets	$78,677	$74,318
LIABILITIES AND STOCKHOLDERS´ EQUITY
Current liabilities:
Accounts payable	$10,964	$8,799
Current portion - contractual payment obligation	1,040	1,311
Current portion - financial liabilities, net of debt issuance costs of $59 and $41 as of December 31, 2020 and 2019, respectively	20,084	14,189
Operating lease liabilities	1,279	1,814
Deferred revenue	1,981	2,193
Accrued compensation and related benefits	2,985	1,671
Other accrued expenses and liabilities	3,240	4,498
Total current liabilities	41,573	34,475
Long-term contractual payment obligation	—	360
Long-term operating lease liabilities	2,272	3,013
Long-term deferred revenue	385	640
Other long-term liabilities	258	364
Total liabilities	44,488	38,852

Commitments and contingencies (see Note 18)
Stockholders´ equity:
Stockholders' equity:
Series B preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 19,450 and 18,209 shares issued and 18,055 and 16,986 shares outstanding as of December 31, 2020 and 2019, respectively	19	18
Additional paid-in capital	452,129	447,965
Treasury stock 1,395 and 1,223 shares as of December 31, 2020 and 2019, respectively	(9,933)	(9,043)
Accumulated deficit	(410,609)	(405,504)
Accumulated other comprehensive income	2,578	2,025
Total stockholders' equity	34,189	35,466
Total liabilities and stockholders´ equity	$78,677	$74,318

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Net revenue	$86,920	$83,755
Cost of revenue	53,239	47,101
Gross profit	33,681	36,654
Operating expenses:
Research and development	9,781	8,616
Selling and marketing	17,270	18,138
General and administrative	8,623	9,445
Increase (decrease) in fair value of earnout liability	(261)	550
Restructuring and severance	1,716	14
Total operating expenses	37,129	36,763
Loss from operations	(3,448)	(109)
Non-operating income (expense):
Interest expense, net	(1,462)	(917)
Gain on sale of investment	—	142
Foreign currency gains (losses), net	(122)	59
Loss before income tax provision	(5,032)	(825)
Income tax provision	(73)	(326)
Net loss	(5,105)	(1,151)

Other comprehensive loss:
Foreign currency translation adjustment	553	(151)
Liquidation of subsidiary with noncontrolling interest	—	(33)
Comprehensive loss	$(4,552)	$(1,335)

Net loss per common share:
Basic	$(0.34)	$(0.13)
Diluted	$(0.34)	$(0.13)
Weighted average common shares outstanding, basic and diluted:	17,978	16,984

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except par value)

	Year ended December 31, 2019
					Additional			Accumulated Other
	Series B Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Interest	Equity
Balances December 31, 2018	5,000	$5	15,967	$17	$444,145	$(8,153)	$(404,353)	$2,209	$(170)	$33,700
Net loss	—	—	—	—	—	—	(1,151)	—	—	(1,151)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(151)	—	(151)
Issuance of common stock in connection with acquisition of business	—	—	419	1	1,634	—	—	—	—	1,635
Issuance of common stock in connection with vesting of stock awards	—	—	859	—	—	—	—	—	—	—
Proceeds of exercise of stock options	—	—	—	—	13	—	—	—	—	13
Stock-based compensation	—	—	—	—	2,650	—	—	—	—	2,650
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(176)	—	—	(890)	—	—	—	(890)
Issuance of common stock in connection with warrant exercise	—	—	10	—	—	—	—	—	—	—
Cancellation of holdback shares in connection with acquisition	—	—	(93)	—	(340)	—	—	—	—	(340)
Liquidation of subsidiary with noncontrolling interest	—	—	—	—	(137)	—	—	(33)	170	—
Balances, December 31, 2019	5,000	$5	16,986	$18	$447,965	$(9,043)	$(405,504)	$2,025	$—	$35,466

	Year ended December 31, 2020
					Additional			Accumulated Other
	Series B Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances December 31, 2019	5,000	$5	16,986	$18	$447,965	$(9,043)	$(405,504)	$2,025	$35,466
Net loss	—	—	—	—	—	—	(5,105)	—	(5,105)
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	553	553
Issuance of common stock in connection with vesting of stock awards	—	—	632	—	—	—	—	—	—
Proceeds of exercise of stock options	—	—	3	—	13	—	—	—	13
Stock-based compensation	—	—	—	—	3,027	—	—	—	3,027
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(172)	—	—	(890)	—	—	(890)
Issuance of common stock in connection with Viscount Earnout	—	—	157	—	489	—	—	—	489
Issuance of shares to non-employees	—	—	62	—	304	—	—	—	304
Issuance of common stock in connection with warrant exercise			387	1	(1)
Issuance of warrants	—	—	—	—	332	—	—	—	332
Balances, December 31, 2020	5,000	$5	18,055	$19	$452,129	$(9,933)	$(410,609)	$2,578	$34,189

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows used in operating activities:
Net loss	$(5,105)	$(1,151)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,313	3,583
Accretion of interest on contractual payment obligation	139	53
Amortization of debt issuance costs	497	52
Stock-based compensation expense	3,027	2,650
Impairment of right-of-use operating lease asset	1,294	—
Increase (decrease) in fair value of earnout liability	(261)	550
Changes in operating assets and liabilities:
Accounts receivable	(591)	(2,754)
Inventories	(4,105)	(2,278)
Prepaid expenses and other assets	(570)	569
Accounts payable	2,455	2,756
Contractual payment obligation liability	(770)	(1,267)
Deferred revenue	(467)	(11)
Accrued expenses and other liabilities	(622)	(2,325)
Net cash provided by (used in) operating activities	(1,766)	427
Cash flows from investing activities:
Capital expenditures	(1,564)	(289)
Purchase of unsecured convertible notes	—	(50)
Acquisition of business, net of cash acquired	—	(1,287)
Proceeds on sale of investment	—	142
Net cash used in investing activities	(1,564)	(1,484)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	3,362	6,260
Repayments under revolving loan facility	(3,347)	(3,610)
Borrowings under East West Bank term loan	4,500	—
Repayments under East West Bank term loan	(4,500)	—
Repayments of notes payable	—	(2,000)
Proceeds from April 21 Funds promissory notes	4,000	—
Repayments of April 21 Funds promissory notes	(1,200)	—
Proceeds from Paycheck Protection Program promissory note	2,915	—
Taxes paid related to net share settlement of restricted stock units	(890)	(890)
Proceeds from exercise of stock options	13	13
Net cash provided by (used in) financing activities	4,853	(227)
Effect of exchange rates on cash	503	(199)
Net increase (decrease) in cash	2,026	(1,483)
Cash and cash equivalents at beginning of year	9,383	10,866
Cash and cash equivalents at end of year	$11,409	$9,383
Supplemental Disclosures of Cash Flow Information:
Interest paid	$945	$857
Taxes paid, net	$112	$220
Non-cash investing and financing activities:
Common stock issued to settle vendor liability	$304	$—
Common stock issued to settle earnout liability	$489	$—
Fair value of warrants issued in connection with financial liabilities	$332	$—
Dividends earned on Series B preferred stock	$1,094	$1,042
Cancellation of holdback shares in connection with acquisition	$—	$340
Liquidation of subsidiary with noncontrolling interest	$—	$170
Common stock issued for acquisition of businesses	$—	$1,635

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Description of Business — Identiv, Inc. and its wholly owned subsidiaries (the “Company”) is a global security technology company provider of secure identification and physical security solutions that secure things, data and physical places. Global organizations in the mobility, consumer, government, healthcare, education and other markets rely upon the Company’s solutions. The Company’s solutions allow its customers to create safe, secure, validated and convenient experiences in their interaction with physical things around them and physical places like schools, government offices, factories, transportation, hospitals and other types of facilities. The Company’s corporate headquarters are in Fremont, California. The Company maintains research and development facilities in California, and Chennai, India and local operations and sales facilities in Germany, Hong Kong, Japan, Singapore, Canada, and the United States. The Company was founded in 1990 in Munich, Germany and was incorporated in 1996 under the laws of the State of Delaware.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications — Certain reclassifications have been made to the fiscal year 2019 financial statements to conform to the fiscal year 2020 presentation. The reclassifications had no impact on net loss, total assets, total liabilities, or stockholders’ equity.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes judgment is involved in determining revenue recognition; the acquisition-date fair value of intangible assets; the fair value of contingent consideration associated with acquisitions; the recoverability of long-lived assets; impairment of goodwill and intangible assets; stock-based compensation expense; and income tax uncertainties. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

Concentration of Credit Risk — No customer accounted for 10% or more of net revenue for the years ended December 31, 2020 or 2019, respectively. No customer accounted for 10% or more of the Company’s accounts receivable balance as of December 31, 2020 or 2019. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements.

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

Inventories — Inventories are stated at the lower of cost (using average cost or standard cost, as applicable) or net realizable value (market). Inventory is written down for excess inventory, technical obsolescence and the inability to sell based primarily on historical sales and expectations for future use. The Company operates in an industry characterized by technological change. The planning of production and inventory levels is based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventory could be substantially less than amounts in the consolidated balance sheets. Once inventory has been written down below cost, it is not subsequently written up.

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

In circumstances where an acquisition involves a contingent consideration arrangement that meets the definition of a liability under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity, the Company recognizes a liability equal to the fair value of the contingent payments the Company expects to make as of the acquisition date. The Company remeasures this liability each reporting period and records changes in the fair value as a component of operating expenses.

Transaction costs associated with acquisitions are expensed as incurred in general and administrative expenses. Results of operations and cash flows of acquired companies are included in the Company’s operating results from the date of acquisition.

Intangible Assets — Amortizable intangible assets include trademarks, developed technology and customer relationships acquired as part of business combinations. Intangible assets subject to amortization are amortized using the straight-line method over their estimated useful lives ranging from four to twelve years and are reviewed for impairment.

Goodwill — Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination, over the fair value of assets acquired, net of liabilities assumed. In accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill is not amortized but is tested for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. In testing for goodwill impairment, the Company compares the fair value of its reporting unit to its carrying value including the goodwill of that unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. The loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit.

Long-Lived Assets — The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. There were no impairment losses recorded during the years ended December 31, 2020 or 2019.

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

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and consist primarily of employee compensation, external contractor costs, and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achieving technological feasibility have not been significant and generally have been expensed as incurred. As of December 31, 2020 and 2019, the net amount of capitalized software development costs were $280,000 and $318,000, respectively, and are included in other current and long term assets in the accompanying consolidated balance sheets. No software development costs were capitalized in 2020 or 2019.

The Company capitalizes certain costs for its internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company recorded amortization expense related to software development costs of $78,000 and $235,000 for the years ended December 31, 2020 and 2019, respectively.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising costs were not significant for the years ended December 31, 2020 and 2019.

Stock-based Compensation — The Company accounts for all stock-based payment awards, including employee stock options, restricted stock awards, and performance share units in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award. Compensation expense for all stock-based payment awards is recognized using the straight-line single-option approach. Employee stock options awards are valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the stock option award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of comprehensive loss. See Note 12, Stock-Based Compensation, for further information regarding the Company’s stock-based compensation assumptions and expenses.

The Company has elected to use the Black Scholes pricing model to estimate the fair value of its stock options, which incorporates various subjective assumptions including volatility, risk-free interest rate, expected life, and dividend yield to calculate the fair value of stock option awards. Since the Company has been publicly traded for many years, it utilizes its own historical volatility in valuing its stock option grants. The expected life of an award is based on historical experience, the terms and conditions of the stock awards granted to employees, as well as the potential effect from options that have not been exercised at the time. The assumptions used in calculating the fair value of stock-based payment awards represent management’s estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and the Company uses different assumptions, its stock-based compensation expense could be materially different in the future. In addition, the Company estimates the expected forfeiture rate and recognizes expense only for those awards which are ultimately expected-to-vest shares. If the actual forfeiture rate is materially different from the Company’s estimate, the recorded stock-based compensation expense could be different. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Income Taxes — The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the recognition of future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The carrying value of net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided to reduce the deferred tax asset to an amount that is more likely than not to be realized. The deferred tax assets are still available for the Company to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in the Company’s effective tax rate. Actual operating results and the underlying amount and category of income in future years could render the Company’s current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on its financial position or results of operations.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of comprehensive loss. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. See Note 10, Income Taxes, for further information regarding the Company’s tax disclosures.

Net Loss Per Share — Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares and dilutive-potential common share equivalents outstanding during the period, if applicable. Dilutive-potential common share equivalents are excluded from the computation of net loss per share in the loss periods, as their effect would be antidilutive. As the Company has incurred losses from operations during each of the last two fiscal years, shares issuable pursuant to equity awards are excluded from the computation of diluted net loss per share in the accompanying consolidated statements of comprehensive loss, as their effect is anti-dilutive.

Comprehensive Loss — Comprehensive loss for the years ended December 31, 2020 and 2019 has been disclosed within the consolidated statements of comprehensive loss. Other accumulated comprehensive loss includes net foreign currency translation adjustments, which are excluded from consolidated net loss.

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss and gains and losses from transactions denominated in currencies other than the functional currency of the Company are included in the Company’s consolidated statements of comprehensive loss. The Company recognized net currency losses of $0.1 million in 2020, and net gains of $0.1 million in 2019.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvement to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments Credit Losses (Topic 326) Targeted Transition Relief, ASU 2016-13, the FASB issued ASU 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The subsequent ASUs do not change the core principle of the guidance in ASU 2016-13. Instead these amendments are intended to clarify and improve operability of certain topics included within ASU 2016-13.

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which will be fiscal 2023 for the Company if it continues to be classified as a SRC. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. While the Company is currently evaluating the impact of Topic 326, Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In December 2019, FASB issued ASU 2019-12, Income Taxes (740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact this standard will have on its consolidated financial statements.

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

Nature of Products and Services

The Company derives revenues from sales of hardware products, software licenses, subscriptions, professional services, software maintenance and support, and extended hardware warranties.

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

Subscription Revenues — Subscription revenues consist of fees received in consideration for providing customers access to one or more of the Company’s software-as-a-service (“SaaS”) based solutions. These SaaS arrangements include access to the Company’s licensed software and, in certain arrangements, use of various hardware devices over the contract term. These SaaS arrangements do not provide the customer the right to take possession of the software supporting the subscription service, or if applicable, any hardware devices at any time during the contract period, and as such are not considered separate performance obligations. Revenue is recognized ratably on a straight-line basis over the term of the contract beginning when the service is made available to the customer. Subscription contract terms range from month-to-month to six years in length and billed monthly or annually.

Professional Services Revenues — Professional services revenues consist primarily of programming customization services performed relating to the integration of the Company’s software products with the customers other systems, such as HR systems. Professional services contracts are generally billed on a time and materials basis and revenue is recognized as the services are performed.

Software Maintenance and Support Revenues — Support and maintenance contract revenues consist of the services provided to support the specialized programming applications performed by the Company’s professional services group. Support and maintenance contracts are typically billed at inception of the contract and recognized as revenue over the contract period, typically over a one or three year period.

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

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Hardware products	When customer obtains control of the product (point-in-time)	Within 30-60 days of shipment	Observable in transactions without multiple performance obligations
Software licenses	When license is delivered to customer or made available for download, and the applicable license period has begun (point-in-time)	Within 30-60 days of the beginning of license period	Established pricing practices for software licenses bundled with software maintenance, which are separately observable in renewal transactions
Subscriptions	Ratably over the course of the subscription term (over time)	In advance of subscription term	Contractually stated or list price
Professional services	As services are performed and/or when contract is fulfilled (point-in-time)	Within 30-60 days of delivery	Observable in transactions without multiple performance obligations
Software maintenance and support services	Ratably over the course of the support contract (over time)	Within 30-60 days of the beginning of the contract period	Observable in renewal transactions
Extended hardware warranties	Ratably over the course of the support contract (over time)	Within 30-60 days of the beginning of the contract period	Observable in renewal transactions

Significant Judgments

The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. For such arrangements, the Company allocates the transaction price to each performance obligation based on its relative standalone selling price (“SSP”).

Judgment is required to determine the SSP for each distinct performance obligation in a contract. For the majority of items, the Company estimates SSP using historical transaction data. The Company uses a range of amounts to estimate SSP when it sells each of the products and services separately and needs to determine whether there is a discount to be allocated based on the relative SSP of the various products and services. In instances where SSP is not directly observable, such as when the product or service is not sold separately, the Company determines the SSP using information that may include market conditions and other observable inputs. The determination of SSP is an ongoing process and information is reviewed regularly in order to ensure SSPs reflect current information or trends.

Disaggregation of Revenues

The Company disaggregates revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the shipping location of the customer. The geographic regions that are tracked are the Americas, Europe and the Middle East, and Asia-Pacific regions.

Total net sales based on the disaggregation criteria described above are as follows (in thousands):

	Year Ended December 31,
	2020			2019
	Point-in-			Point-in-
	Time	Over Time	Total	Time	Over Time	Total
Americas	$54,491	$3,811	$58,302	$56,461	$4,904	$61,365
Europe and the Middle East	9,124	373	9,497	11,078	339	11,417
Asia-Pacific	19,121	—	19,121	10,973	—	10,973
Total	$82,736	$4,184	$86,920	$78,512	$5,243	$83,755

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

Changes in deferred revenue during the years ended December 31, 2020 and 2019 were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Deferred revenue, beginning of period	$2,833	$2,810
Deferral of revenue billed in current period, net of recognition	1,591	2,149
Recognition of revenue deferred in prior periods	(2,058)	(2,126)
Deferred revenue as, end of period	$2,366	$2,833

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $0.9 million as of December 31, 2020. Since the Company typically invoices customers at contract inception, this amount is included in the deferred revenue balance. As of December 31, 2020, the Company expects to recognize approximately 62% of the revenue related to these unsatisfied performance obligations during 2021, 26% during 2022, and 12% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e. commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the years ended December 31, 2020 and 2019, total capitalized costs to obtain contracts were immaterial.

Practical Expedients

The Company has elected the following practical expedients in accordance with ASC 606, Revenue from Contracts with Customers:

•

The Company expenses costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs include internal sales force compensation programs and certain partner sales incentive programs as the Company has determined annual compensation is commensurate with annual sales activities.

•	The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling and marketing expense.
•	The Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
•	The Company does not consider the time value of money for contracts with original durations of one year or less.

4. Business Combinations

Viscount Systems, Inc.

On January 2, 2019, the Company completed the purchase of substantially all the assets of the Freedom, Liberty, and Enterphone™ MESH products and services of Viscount Systems, Inc. (“Viscount”) and the assumption of certain liabilities (the “Asset Purchase”). Under the terms of the purchase agreement, the Company was obligated to pay at closing aggregate consideration of $2.9 million consisting of:

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

Additionally, in the event that revenue from the assets purchased under the agreement in 2019 was greater than certain specified revenue targets, the Company would have been obligated to issue earnout consideration of up to a maximum of $3.5 million payable in shares of the Company’s common stock, subject to certain conditions. In the event that such revenue targets were not met in 2019, but 2020 revenue from the assets purchased exceeded certain higher targets for 2020, then the Company would have been obligated to issue up to a maximum of $2.25 million in earnout consideration in the form of common stock. The maximum total earnout consideration liability for all periods was $3.5 million in the aggregate, payable in the Company’s common stock. As of December 31, 2019, management had assessed the probability of the issuance of shares related to the earnout consideration and determined its fair value to be $750,000. In the first quarter of 2020, the Company and the sellers of the assets acquired from Viscount reached agreement that certain of the 2019 revenue targets were achieved. In the second quarter of 2020, the Company issued to the sellers earnout consideration consisting of 157,233 shares of its common stock with a fair value of approximately $489,000. The Company recognized a reduction in earnout consideration expense of $261,000 in the statements of comprehensive loss during the year ended December 31, 2020, representing the settlement date fair value of the shares issued and the recorded earnout liability. Such earnout targets were not achieved in 2020. Accordingly, no value was ascribed to the earnout as of December 31, 2020.

Assets acquired and liabilities assumed were recorded based on valuations derived from estimated fair value assessments and assumptions used by the Company. The following table summarizes the fair values of assets acquired and liabilities assumed at the date of acquisition (in thousands):

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
	$1,670

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition resulted in $1.2 million of goodwill. With the addition of Viscount’s products and services, the Company believes this goodwill largely reflects the expansion of its Premises offerings with advanced, complementary solutions for the commercial and small- and medium-sized business markets, leveraging Freedom’s IT-centric software, defined architecture, and hardware-light platform. In accordance with ASC 350, goodwill is not amortized but is tested for impairment at least annually in the fourth quarter. See Note 6, Goodwill and Intangible Assets.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2020 and 2019, there were nominal cash equivalents.

The Company’s only liabilities measured at fair value on a recurring basis are the contingent consideration associated with the acquisitions of Thursby Software Systems, Inc. and Viscount. The fair value of the earnout consideration is based on achieving certain revenue and profit targets as defined under the respective acquisition agreements. The valuation of the earnout consideration is classified as a Level 3 measurement as it is based on significant unobservable inputs and involves management judgment and assumptions about achieving revenue and profit targets and discount rates. The unobservable inputs used in the measurement of the earnout consideration are highly sensitive to fluctuations and any changes in the inputs or the probability weighting thereof could significantly change the measured value of the earnout consideration at each reporting period. As of December 31, 2019, management had assessed the probability of the issuance of shares related to the Viscount earnout consideration and determined its fair value to be $750,000. In the first quarter of 2020, the Company and the sellers of the assets acquired from Viscount reached agreement that certain of the 2019 revenue targets were achieved. In the second quarter of 2020, the Company issued to the sellers the related earnout consideration consisting of 157,233 shares of its common stock with a fair value of approximately $489,000.

Changes in the fair value of liabilities classified in Level 3 of the fair value hierarchy were as follows (in thousands):

Viscount Earnout Consideration
Balance at December 31, 2019	$750
Decrease in fair value of earnout liability	(261)
Issuance of common stock in connection with earnout consideration	(489)
Balance at December 31, 2020	$—

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

As of December 31, 2020 and 2019, the Company had $348,000 respectively, of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2020 and 2019, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. The carrying value of the Company’s financial liabilities approximates fair value based upon borrowing rates currently available to the Company for loans with similar terms.

6. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity of goodwill (in thousands):

	Premises	Identity	Total
Balance at December 31, 2019	$6,684	$3,554	$10,238
Currency translation adjustment	28	—	28
Balance at December 31, 2020	$6,712	$3,554	$10,266

In accordance with ASC 350, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the consolidated statement of comprehensive loss. During the years ended December 31, 2019 and 2020, the Company noted no indicators of goodwill impairment and concluded no further testing necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 - 12	4 - 12

Gross carrying amount at December 31, 2020	$765	$9,123	$15,771	$25,659
Accumulated amortization	(382)	(5,773)	(11,941)	(18,096)
Intangible assets, net at December 31, 2020	$383	$3,350	$3,830	$7,563

Gross carrying amount at December 31, 2019	$763	$9,109	$15,763	$25,635
Accumulated amortization	(229)	(4,873)	(10,429)	(15,531)
Intangible assets, net at December 31, 2019	$534	$4,236	$5,334	$10,104

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as outlined in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the years ended December 31, 2020 and 2019.

The following table summarizes the amortization expense included in the consolidated statements of comprehensive loss for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenue	$899	$896
Selling and marketing	1,666	1,676
Total	$2,565	$2,572

The estimated annual future amortization expense for purchased intangible assets with definite lives over the next five years is as follows (in thousands):

2021	$1,120
2022	1,120
2023	1,043
2024	967
2025	967
Thereafter	2,346
Total	$7,563

7. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market value. Inventories consist of (in thousands):

	December 31,
	2020	2019
Raw materials	$6,518	$4,612
Work-in-progress	34	100
Finished goods	13,744	11,433
Total	$20,296	$16,145

Property and equipment, net consists of (in thousands):

	December 31,
	2020	2019
Building and leasehold improvements	$1,498	$1,200
Furniture, fixtures and office equipment	1,295	1,276
Plant and machinery	11,429	10,364
Purchased software	2,191	2,161
Total	16,413	15,001
Accumulated depreciation	(13,586)	(12,959)
Property and equipment, net	$2,827	$2,042

The Company recorded depreciation expense of $0.7 million and $1.0 million during the years ended December 31, 2020 and 2019, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	December 31,
	2020	2019
Accrued professional fees	$586	$1,511
Customer deposits	72	137
Accrued warranties	321	407
Earnout liability	—	750
Accrued restructuring	801	—
Other accrued expenses	1,460	1,693
Total	$3,240	$4,498

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

On April 13, 2020, the Company, Secure Keyboards, and Secure Networks, amended the 2009 Settlement Agreement. The amendment reduced the amount of quarterly payments due under the obligation in 2020, and requires three additional quarterly payments in 2021, increasing the total amount due under the obligation by approximately $90,000. The Company’s remaining payment obligation under the 2009 Settlement Agreement, as amended, was extended through October 31, 2021. The Company included approximately $139,000 of interest expense during the year ended December 31, 2020, and $52,000, net of an $87,000 carrying value adjustment of interest expense during the year ended December 31, 2019, in its consolidated statements of comprehensive loss for interest accreted on the payment obligation.

The payment obligation under the 2009 Settlement Agreement, as amended, as of December 31, 2020, is as follows (in thousands):

2021	$1,083
Present value discount factor	(43)
Total contractual payment obligation	$1,040

9. Financial Liabilities

Financial liabilities consist of (in thousands):

	December 31,
	2020	2019
Revolving loan facility	$14,428	$14,230
April 21 Funds promissory notes	2,800	—
Paycheck Protection Program promissory note	2,915	—
Total	20,143	14,230
Less: Current maturities of financial liabilities	(20,084)	(14,189)
Less: Unamortized debt issuance costs	(59)	(41)
Long-term financial liabilities	$—	$—

  East West Bank

On February 8, 2017, the Company entered into a Loan and Security Agreement with East West Bank (“EWB”). Following subsequent amendments, on February 8, 2021 the Company amended and restated the Loan and Security Agreement in its entirety (the “Loan and Security Agreement”). The Loan and Security Agreement provides for a $20.0 million revolving loan facility subject to a borrowing base and a $4.0 million non-formula revolving loan facility that is not subject to a borrowing base. The Company’s obligations under the Loan and Security Agreement are collateralized by substantially all of its assets.

The maturity date of the main revolving loan facility is February 8, 2023. The non-formula revolving loan facility will terminate on February 7, 2022, however the Company may, at its option if certain conditions are met, convert prior to their maturity any loans under the non-formula revolving loan facility to a term loan that will fully amortize and mature on February 1, 2025. Advances under the revolving loan facilities and the term loan (if converted) will initially bear interest at a per annum rate equal to the prime rate as determined under the Loan and Security Agreement plus 0.25%.

The Company may voluntarily prepay amounts outstanding under the revolving loan facilities and the term loan without prepayment charges. In the event the Loan and Security Agreement is terminated prior to February 8, 2023, the Company would be required to pay an early termination fee in the amount of 2.0% of the main revolving loan line if terminated prior to February 8, 2022 and 1% of the main revolving loan line thereafter. Additional borrowing requests under the revolving loan facilities are subject to various customary conditions precedent, including a borrowing base for the main revolving loan facility.

The Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets. In addition, the Loan and Security Agreement contains financial covenants requiring that the Company (i) hold $5 million in unrestricted cash in accounts with EWB, (ii) maintain a monthly minimum trailing six-month EBITDA of $0.6 million for the first two quarters of 2021 and $1.2 million thereafter and (iii) maintain, if the Company converts into the term loan and starting with the quarter ending March 31, 2022, a quarterly fixed charge coverage ratio of at least 1.35 : 1.00.

The Loan and Security Agreement contains customary events of default that entitle EWB to cause any or all of the Company’s indebtedness under it to become immediately due and payable. The events of default (some of which are subject to applicable grace or cure periods), include, among other things, non-payment defaults, covenant defaults, cross-defaults to other material indebtedness, bankruptcy and insolvency defaults and material judgment defaults. Upon the occurrence and during the continuance of an event of default, EWB may terminate its lending commitment and/or declare all or any part of the unpaid principal of all loans, all interest accrued and unpaid thereon and all other amounts payable under the Loan and Security Agreement to be immediately due and payable.

On December 7, 2020, the Company repaid all remaining amounts outstanding under the EWB Term Loan.

As of December 31, 2020, the Company was in compliance with all financial covenants under the Revolving Loan Facility.

    April 21 Funds

On May 5, 2020, the Company issued secured subordinated promissory notes in an aggregate principal amount of $4.0 million (the “Notes”) to 21 April Fund, LP and 21 April Fund, Ltd. (collectively referred to as the “April 21 Funds”) pursuant to a Note and Warrant Purchase Agreement entered into with the April 21 Funds (the “Note Purchase Agreement”). The Notes are collateralized by the Company’s assets, but subordinate to the Company’s obligations to EWB under its Loan and Security Agreement. Proceeds from the sale of the Notes were only to be used for expenses incurred by the Company in connection with its provisions of goods and services under a statement of work with a third party. The Notes have an initial term of nine months and do not bear interest during this period. If the Notes are not repaid on or before the nine-month anniversary of issuance, (a) the Notes will thereafter bear interest of 8% per annum, payable quarterly, and (b) additional warrants to purchase common stock would be issuable to the April 21 Funds for each month all or a portion of the Notes remain unpaid, as further detailed in the Note Purchase Agreement. In the event the Notes are not paid in full by the first anniversary of their issuance, May 5, 2021, they shall thereafter bear interest of 12% per annum, payable quarterly, and additional warrants would be issuable to the April 21 Funds. On December 31, 2020, the principal amount outstanding under the Notes was $2.8 million.

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

On February 5, 2021, the Company entered into an amendment (the “Amendment”) to its secured subordinated promissory note with April 21 Funds, which extended the initial term of the Notes to March 31, 2021. As a result of the Amendment, if the Notes are repaid on or before March 31, 2021, the Company will incur no further interest on the Notes, or be obligated to issue additional warrants.

Paycheck Protection Program

On April 9, 2020, the Company entered into a promissory note (the “Note”) under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The Note is dated April 8, 2020 with EWB. The Company borrowed a principal amount of approximately $2.9 million. The interest on the Note is 1.0% per annum. The Note is payable two years from the date of the Note, and there is no prepayment penalty. All interest which accrues during the initial six months of the loan period is deferred and payable on the maturity date of the Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with Small Business Administration rules established for the Paycheck Protection Program. The principal amount outstanding, including accrued interest, is included in current portion – financial liabilities and other accrued expenses and liabilities in the accompanying consolidated balance sheets, as the Company expects all amounts outstanding will be forgiven in the first six months of 2021.

10. Income Taxes

Loss before income tax provision for domestic and non-U.S. operations is as follows (in thousands):

	December 31,
	2020	2019
Loss from operations before income tax provision:
U.S. (a)	$(6,321)	$(1,960)
Foreign (a)	1,289	1,135
Loss from operations before income tax provision	$(5,032)	$(825)

(a)	U.S. and Foreign loss from operations before income tax provision for 2019 was adjusted for intercompany capital losses associated with the dissolution of foreign subsidiaries.

The provision for income taxes consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Current:
Federal	$—	$(1)
State	(15)	30
Foreign	88	297
Total current	73	326
Total provision for income taxes	$73	$326

Significant items making up deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Allowances not currently deductible for tax purposes	$451	$433
Net operating loss carryforwards	45,196	48,860
Operating lease liabilities	513	1,135
General carryforwards	16,242	13,366
Stock options	1,291	1,229
Accrued and other	1,990	1,900
	65,683	66,923
Less valuation allowance	(62,699)	(62,492)
	2,984	4,431
Deferred tax liability:
Depreciation and amortization	(1,032)	(1,556)
Operating lease right-of-use assets	(169)	(1,086)
State income taxes	(1,783)	(1,789)
	(2,984)	(4,431)
Net deferred tax liability	$—	$—

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

A valuation allowance of $62.7 million and $62.5 million as of December 31, 2020 and 2019, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired as a result of the acquisition of Hirsch and 3VR, which are not deductible for tax purposes.

Section 951A under the Tax Cuts and Jobs Act (the “Act”) requires a U.S. shareholder of a controlled foreign corporation to include in taxable income the shareholder’s share of global intangible low-taxed income (“GILTI”) for the year. The Company has determined that the Section 951A provisions do apply to its operations and relationships with its controlled foreign corporations (“CFCs”). The Company recorded no GILTI income in 2020 due to net tested losses at its CFCs. The Company recorded GILTI income of $0.5 million in 2019.

As of December 31, 2020, the Company had net operating loss carryforwards of $119.4 million for federal, $45.9 million for state and $73.6 million for foreign income tax purposes. Certain of the Company’s federal, state and foreign loss carryforwards have started expiring and will continue to expire through 2040 if not utilized.

The Tax Reform Act of 1986 (the “Tax Reform Act”) limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in stock ownership. The Company completed its acquisition of Bluehill ID AG on January 4, 2010, which resulted in a stock ownership change as defined by the Tax Reform Act. The Company also completed its acquisition of 3VR on February 14, 2018, which resulted in a stock ownership change as defined by the Tax Reform Act. These transactions resulted in limitations on the annual utilization of federal and state net operating loss carryforwards and credits. As a result, the Company reevaluated its available deferred tax assets, and the loss carryforward and credit amounts, excluding the valuation allowance presented above have been adjusted for the limitation resulting from the change in ownership in accordance with the provisions of the Tax Reform Act.

The provision for income taxes reconciled to the amount computed by applying the statutory federal tax rate to the loss before income taxes from operations is as follows (in thousands):

	December 31,
	2020	2019
Income tax provision at statutory federal tax rate of 21%	$(1,057)	$(173)
State taxes, net of federal benefit	(12)	23
Foreign taxes provisions provided for at rates other than U.S statutory rate	(202)	(486)
Section 951(A) inclusion	—	108
Expiration of capital loss carryforwards	—	(689)
Change in valuation allowance	1,432	1,668
Permanent differences	(76)	(135)
Acquisition costs	2	10
Other	(14)	—
Total provision for income taxes	$73	$326

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

The CARES Act includes provisions relating to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating loss carryback periods, and alternative minimum tax credit refunds. The Company analyzed the provisions of the CARES Act and determined there was no significant impact to its provision for income taxes for the year ended December 31, 2020.

On June 29, 2020, California Governor Gavin Newsom signed Assembly Bill 85 (“AB85”) into law as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their net income for tax years 2020, 2021, and 2022. The Company analyzed the provisions of AB 85 and determined there was no impact on the Company’s provision for income taxes for the current period.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “CAA”) was signed ito law. The CAA includes provisions meant to clarify and modify certain items put forth in CARES Act, while providing aid to businesses affected by the pandemic. The CAA allows deductions for expenses paid for by Paycheck Protection Program (“PPP”) and Economic Injury Disaster Loan (“EIDL”) Program, clarifies forgiveness of EIDL advances, and other business provisions. The Company analyzed the provisions of the CAA and determined there was no significant impact to its provision for income taxes for the year ended December 31, 2020.

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or results of operations is as follows (in thousands):

	2020	2019
Balance at January 1	$2,687	$2,879
Additions based on tax positions related to the current year	1	2
Additions for tax positions of prior years	—	2
Reductions in prior year tax positions	(381)	(196)
Balance at December 31	$2,307	$2,687

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as presented in the above table would materially change in the next 12 months.

As of December 31, 2020 and 2019, the Company recognized liabilities for unrecognized tax benefits of $2.3 million and $2.7 million, respectively, which were accounted for as a decrease to deferred tax assets. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or statements of comprehensive loss for the years ended December 31, 2020 and 2019. Also the subsequent recognition, if any, of these previously unrecognized tax benefits would not affect the effective tax rate. Such recognition would result in adjustments to other tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits which, if recognized, would affect the tax rate is $0.1 million as of December 31, 2020 and 2019.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. During fiscal 2020, the Company recorded a decrease to accrued penalties of $5,000 and a decrease in accrued interest of $21,000 related to the unrecognized tax benefits noted above. As of December 31, 2020, the Company has recognized a total liability for penalties of $7,000 and interest of $14,000. During fiscal 2019, the Company recorded a decrease in accrued penalties of $1,000 and an increase in accrued interest of $2,000 related to the unrecognized tax benefits noted above. As of December 31, 2019, the Company had recognized a total liability for penalties of $12,000 and interest of $35,000.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company generally is no longer subject to tax examinations for years prior to 2016. However, if loss carryforwards of tax years prior to 2016 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

11. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share, and 5,000,000 of which have been designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of December 31, 2020 and 2019. At both December 31, 2020 and 2019, 5,000,000 shares of the Series B convertible preferred stock were outstanding.

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

Series B Preferred Stock and Private Placement

On December 20, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of 21 April Fund, Ltd. and 21 April Fund, LP (collectively, the “Purchasers”), pursuant to which the Company, in a private placement, agreed to issue and sell to the Purchasers an aggregate of up to 5,000,000 shares of the Series B convertible preferred stock, $0.001 par value per share (collectively referred to as the “Shares”). The Purchasers agreed to purchase an aggregate of 3,000,000 Shares at a price of $4.00 per share in cash at the initial closing of the transaction, and at the sole option of the Company, an additional 2,000,000

Shares at a price of $4.00 per share in cash at a second closing, if any (the “Private Placement”). The total purchase price payable to the Company was $20,000,000, of which $12,000,000 was paid at the initial closing. On May 30, 2018, the Company issued 2,000,000 Shares at a price of $4.00 per share in the second closing of the Private Placement. Gross proceeds to the Company from the second closing were approximately $8.0 million, before deducting fees and certain expenses payable by the Company. The proceeds from the issuance of the Shares were required to be used to pay off existing debt obligations of the Company and to fund future acquisitions of technology, business and other assets by the Company.

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

Based on the current conversion price, the outstanding, including the accretion of dividends shares of Series B convertible preferred stock as of December 31, 2020 would be convertible into 5,742,188 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in the event of certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of December 31, 2020, none of the contingent conditions to adjust the conversion rate had occurred.

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

Series B Convertible Preferred Stock Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividends activity for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Series B Convertible Preferred Stock:
Balance at beginning of period	$21,875	$20,833
Cumulative dividends on Series B convertible preferred stock	1,094	1,042
Balance at end of period	$22,969	$21,875
Number of Common Shares Issuable Upon Conversion
Number of shares at beginning of period	5,469	5,208
Cumulative dividends on Series B convertible preferred stock	273	261
Number of shares at end of period	5,742	5,469

Common Stock Warrants

On February 8, 2017, the Company entered into a Loan and Security Agreement with Venture Lending & Leasing VII, LLC and Venture Lending & Leasing VIII, LLC (collectively referred to as “VLL7 and VLL8”). Under the Loan and Security Agreement, the Company issued to each VLL7 and VLL8 a warrant to purchase 290,000 shares of the Company’s common stock at a per share exercise price of $2.00 (the “VLL7 Warrant” and the “VLL8 Warrant,” respectively) which were immediately exercisable for cash or by net exercise and were to expire February 8, 2022. On January 30, 2020, each of VLL7 and VLL8 exercised their warrant on a cashless net exercise basis, with each receiving 193,494 shares of the Company’s common stock.

On February 8, 2017, the Company entered into a Loan and Security Agreement with EWB. In connection with the Loan and Security Agreement, the Company issued to EWB a warrant (the "EWB Warrant") to purchase up to 40,000 shares of the Company's common stock at a per share exercise price of $3.64 which were immediately exercisable for cash or be net exercise and expired on February 8, 2022. On May 5, 2020, the Company entered into an amendment to the Loan and Security Agreement, which included amending the EWB Warrant, reducing its exercise price from $3.64 to $3.50 per share and extended the expiration date of the EWB Warrant from February 8, 2022 to February 8, 2023. The Company calculated the fair value of the amended EWB Warrant using the Black Scholes pricing model using the following assumptions: estimated volatility of 63.2%, risk free interest rate of 0.24%, no dividend yield, and an expected life of three years. The fair value of the amended EWB Warrant of $42,000, as well as legal and administrative costs of $92,000, were recorded as a direct reduction from the carrying amount of the Revolving Loan Facility and are being amortized as interest expense over the remaining term of the Loan and Security Agreement. On February 11, 2021, EWB exercised their warrant on a cashless net exercise basis receiving 27,599 shares of the Company’s common stock.

On May 5, 2020, the Company entered into a Note and Warrant Purchase Agreement with the April 21 Funds, as discussed in Note 9, Financial Liabilities, in which the Company issued warrants (“April 21 Funds Warrants”) to purchase 275,000 shares of common stock of the Company. The April 21 Funds Warrants have a term of three years (subject to early termination upon the closing of an acquisition); provided, that in the event that the Note is not paid in full by the nine-month anniversary of issuance, the term of the April 21 Funds Warrants shall be extended for a period of time equal to the period of time from such nine-month anniversary until the date the Note is fully paid (“Extension Warrants”). The Extension Warrants would have a term of three years from the date of issuance of the latest Extension Warrant to be issued (subject to early termination upon an acquisition). The shares of common stock issuable upon exercise of the April 21 Fund Warrants and any Extension Warrants that may be issued are entitled to the same resale registration rights granted to the April 21 Funds Warrants under the Stockholders Agreement dated December 21, 2017 in connection with the April 21 Funds previous purchase of certain securities of the Company.

As discussed in Note 9, Financial Liabilities, on February 5, 2021, the Company entered into an amendment (the “Amendment”) to its secured subordinated promissory note with April 21 Funds which extended the initial term of the Notes to March 31, 2021. As a result of the Amendment, if the Notes are repaid on or before March 31, 2021, the Company will incur no further interest on the Notes, or be obligated to issue any Extension Warrants.

Below is a summary of outstanding warrants issued by the Company as of December 31, 2020:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
East West Bank Warrant	40,000	$3.50	February 8, 2017	February 8, 2023
April 21 Funds Warrants	275,000	3.50	May 5, 2020	May 5, 2023
Total	315,000

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2020 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), vesting of performance stock units ("PSU"), and issuance of RSUs vested but not released	1,731,432
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	1,055,419
Warrants to purchase common stock	315,000
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,937,188

12. Stock-Based Compensation

Stock Incentive Plans

The Company has a stock-based compensation plan, the 2011 Incentive Compensation Plan, as amended, (the “2011 Plan”), to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grant under the 2011 Plan, including shares rolled over from 2007 Plan and 2010 Plan. Subsequent to June 6, 2011 through December 31, 2020, the number of shares of common stock authorized for issuance under the 2011 Plan has been increased by 4,400,000 shares.

Stock Options

A summary of activity for the Company’s stock options for the year ended December 31, 2020 follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Average Intrinsic Value
Balance at December 31, 2019	562,102	$5.60	5.86	$572,869
Granted	—	—		—
Cancelled or Expired	(8,833)	8.17		—
Exercised	(2,500)	5.20		—
Balance at December 31, 2020	550,769	$5.56	4.88	$1,875,719
Vested or expected to vest at December 31, 2020	550,769	$5.56	4.88	$1,875,719
Exercisable at December 31, 2020	550,769	$5.56	4.88	$1,875,719

The following table summarizes information about stock options outstanding as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	459,610	5.32	$4.43	459,610	$4.43
$7.50 - $11.25	70,698	3.05	9.95	70,698	9.95
$11.30 - $16.95	13,764	1.65	12.90	13,764	12.90
$17.60 - $26.40	6,697	0.74	21.55	6,697	21.55
$4.36 - $26.40	550,769	4.88	$5.56	550,769	$5.56

As of December 31, 2020, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the year ended December 31, 2020:

	Number Outstanding	Weighted Average Fair Value
Unvested as of December 31, 2019	1,148,110	$4.43
Granted	508,928	4.28
Vested	(726,968)	4.31
Forfeited	(247,507)	4.71
Unvested as of December 31, 2020	682,563	$4.34
Shares vested but not released	298,100	$5.05

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of December 31, 2020, there was $2.5 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.1 years.

Performance Stock Units

The Company granted 200,000 PSUs to a certain key employee during the year ended December 31, 2020, with a grant date fair value of $6.38 per share. No PSUs were granted during the year ended December 31, 2019. The PSUs are subject to the attainment of performance goals established by the Compensation Committee, the periods during which performance is to be measured, and other limitations and conditions. Performance goals are based on pre-established objectives that specify the manner of determining the number of PSUs that will be granted if performance goals are attained. If the employee terminates employment, their non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

The following is a summary of PSU activity for the year ended December 31, 2020:

	Number Outstanding	Fair Value
Unvested as of December 31, 2019	—	$—
Granted	200,000	6.38
Vested	—	—
Forfeited	—	—
Unvested as of December 31, 2020	200,000	$6.38

As of December 31, 2020, there was $1.2 million of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a period of 2.0 years. No tax benefit was realized from PSUs for the year ended December 31, 2020.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the consolidated statements of comprehensive loss for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Cost of revenue	$160	$128
Research and development	685	651
Selling and marketing	480	595
General and administrative	1,702	1,276
Total	$3,027	$2,650

Restricted Stock Unit Net Share Settlements

During the years ended December 31, 2020 and 2019, the Company repurchased 171,641 and 175,878 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

13. Net Loss per Common Share

Basic loss per share is computed by dividing net loss, adjusted for the accretion of preferred dividends, for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period plus the dilutive effect, if any, of outstanding stock options, RSUs, PSUs, and warrants using the treasury stock method. The following table sets forth the computation of basic net loss per share:

	Year Ended December 31,
	2020	2019
Numerator:
Net loss	$(5,105)	$(1,151)
Accretion of Series B convertible preferred stock dividends	(1,094)	(1,042)
Numerator for basic net loss per share - net loss available to common stockholders	$(6,199)	$(2,193)

Denominator:
Weighted average common shares outstanding - basic	17,978	16,984
Net loss per common share - basic	$(0.34)	$(0.13)

The following common stock equivalents have been excluded from diluted net loss per share for the fiscal years ended December 31, 2020 and 2019 because their inclusion would have been anti-dilutive (in thousands):

	December 31,
	2020	2019
Shares of common stock subject to outstanding RSUs	683	1,148
Shares of common stock subject to outstanding PSUs	200	—
Shares of common stock subject to outstanding stock options	551	562
Shares of common stock subject to outstanding warrants	315	620
Shares of common stock issuable upon conversion of Series B convertible preferred stock	5,742	5,469
Total	7,491	7,799

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

Net revenue and gross profit information by segment for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Identity:
Net revenue	$52,742	$42,176
Gross profit	14,781	14,570
Gross profit margin	28%	35%
Premises:
Net revenue	34,178	41,579
Gross profit	18,900	22,084
Gross profit margin	55%	53%
Total:
Net revenue	86,920	83,755
Gross profit	33,681	36,654
Gross profit margin	39%	44%
Operating expenses:
Research and development	9,781	8,616
Selling and marketing	17,270	18,138
General and administrative	8,623	9,445
Increase (decrease) in fair value of earnout liability	(261)	550
Restructuring and severance	1,716	14
Total operating expenses:	37,129	36,763
Loss from operations	(3,448)	(109)
Non-operating income (expense):
Interest expense, net	(1,462)	(917)
Gain on sale of investment	—	142
Foreign currency gains (losses), net	(122)	59
Loss before income tax provision	$(5,032)	$(825)

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Americas	$58,302	$61,365
Europe and the Middle East	9,497	11,417
Asia-Pacific	19,121	10,973
Total	$86,920	$83,755
As percentage of net revenue:
Americas	67%	73%
Europe and the Middle East	11%	14%
Asia-Pacific	22%	13%
Total	100%	100%

Long-lived assets by geographic location as of December 31, 2020 and 2019 are as follows (in thousands):

	December 31,
	2020	2019
Property and equipment, net:
Americas	$606	$839
Europe and the Middle East	73	55
Asia-Pacific	2,148	1,148
Total property and equipment, net	$2,827	$2,042

Operating lease ROU assets:
Americas	$2,100	$4,265
Europe and the Middle East	224	105
Asia-Pacific	1,081	259
Total property and equipment, net	$3,405	$4,629

15. Restructuring and Severance

During the year ended December 31, 2019, the Company incurred restructuring and severance related costs of $105,000. These costs were partially offset by the reversal of a restructuring accrual of $91,000 for future rental payment obligations associated with vacated office space at its Fremont, California facility, which was sublet in the third quarter of 2019.

In the year ended December 31, 2020, the Company incurred restructuring expenses of $1,716,000, consisting of severance related costs of $375,000, and facility rental related costs associated with office space of an acquired business of approximately $1,341,000. The latter included a charge of $1,199,000 associated with the impairment of the ROU operating lease asset, which was subleased, but subsequently went into default due to non-payment of rent beginning April 1, 2020. Sublease income of $198,000 was received in the first quarter of 2020, however, since the first quarter of 2020, no rental payments were received.

16. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was approximately $1.5 million during the years ended December 31, 2020 and 2019, respectively.

Initial lease terms are determined at commencement and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Remaining lease terms range from one to five years, some of which include options to extend for up to five years. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at the lease commencement date.

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheets as of December 31, 2020 (in thousands):

December 31,
2020
2021	$1,565
2022	1,496
2023	532
2024	230
2025	232
Thereafter	42
Total minimum lease payments	4,097
Less: amount of lease payments representing interest	(546)
Present value of future minimum lease payments	3,551
Less: current liabilities under operating leases	(1,279)
Long-term operating lease liabilities	$2,272

As of December 31, 2020, the weighted average remaining lease term for the Company’s operating leases was 3.0 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.3%. Sublease rental income due in the future under non-cancelable subleases was $1.6 million.

Cash paid for amounts included in the measurement of operating lease liabilities was $2.1 million for the year ended December 31, 2020. Cash received from sublease rentals was $0.2 million for the year ended December 31, 2020.

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

18. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of December 31, 2020 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2021	$14,063	$357	$14,420
2022	12	—	12
Total	$14,075	$357	$14,432

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual activity during the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Balance at beginning of period	$407	$316
Warranty accrual acquired in acquisition	—	90
Accruals for warranties charged to expense	55	19
Cost of warranty claims	(141)	(18)
Balance at end of period	$321	$407

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

19. Subsequent Events

There were no subsequent events except as disclosed within Note 9, Financial Liabilities and Note 11, Stockholders’ Equity.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2020, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our CEO and CFO, assessed our internal control over financial reporting as of December 31, 2020. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization, but has not been reviewed by our independent registered public accounting firm.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors will be set forth under the captions “Proposal No. 1, Election of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2021 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure of an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure of a delinquent reports is being made, it can be found under, and is incorporated herein by reference to the section of the Proxy Statement captioned “Delinquent Section 16(a) Reports.” The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. To date, there have been no waivers under our Code of Conduct and Ethics. We intend to disclose future amendments to certain provisions of our Code of Conduct and Ethics or waivers of such Code granted to executive officers and directors on our website at http://www.identiv.com within four business days following the date of such amendment or waiver. The information required by this item concerning the Audit Committee of our board of directors is incorporated by reference to the section captioned “Committees of the Board of Directors” in our Proxy Statement.

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

2. Financial Statement Schedules: Not Applicable.

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

3.7	Amended and Restated Bylaws of the Company, as amended May 16, 2020 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 19, 2020.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

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

4.4^	Warrants issued to 21 April Fund, Ltd. and 21 April Fund, L.P.dated May 5, 2020.

4.5

Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934. (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K filed on March 18, 2020).

10.1*	Form of Director and Officer Indemnification Agreement. (Incorporated by Reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.2

Note and Warrant Purchase dated as of May 5, 2020 between the Company and the purchasers named therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 7, 2020.)

10.3^	Amendment to Secured Subordinated Promissory Note dated February 5, 2021.

10.4

Amended and Restated Settlement Agreement dated April 8, 2009 among Hirsch Electronics Corporation, Secure Keyboards, Ltd. and Secure Networks, Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2009.)

Exhibit Number	Description of Document
10.5

Limited Guarantee dated April 8, 2009 by SCM Microsystems, Inc. in favor of Secure Keyboards, Ltd. and Secure Networks, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2009.)

10.6^	Amendment to the Amended and Restated Settlement Agreement effective as of April 13, 2020.

10.7*	2011 Incentive Compensation Plan, as amended through March 10, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

10.8*	2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2011.)

10.9*	Letter Agreement dated September 14, 2015 between the Company and Steven Humphreys. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 16, 2015.)

10.10*	Offer Letter dated January 19, 2017 between the Company and Sandra Wallach. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017.)

10.11

Securities Purchase Agreement dated December 21, 2017 among the Company, 21 April Fund, Ltd. and 21 April Fund, LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

10.12

Stockholder Agreement dated December 21, 2017 among the Company, 21 April Fund, Ltd. and 21 April Fund, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

10.13	Promissory Note dated April 8, 2020 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2020.)
10.14

Amended and Restated Loan and Security Agreement dated February 8, 2021 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 11, 2021.)

21.1^	Subsidiaries of the Registrant.

23.1^	Consent of Independent Registered Public Accounting Firm.

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Paycheck Protection Program (PPP) Information sheet (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 15, 2020.)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^	Filed herewith.
*	Denotes management compensatory contract or arrangement.
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

March 12, 2021

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

Signature	Capacity in Which Signed	Date

/s/ Steven Humphreys	Chief Executive Officer	March 12, 2021
Steven Humphreys	(Principal Executive Officer)

/s/ Sandra Wallach	Chief Financial Officer and Secretary	March 12, 2021
Sandra Wallach	(Principal Financial and Accounting Officer)

/s/ James E. Ousley	Chairman of the Board and Director	March 12, 2021
James E. Ousley

/s/ Robin R. Braun	Director	March 12, 2021
Robin R. Braun

/s/ Gary Kremen	Director	March 12, 2021
Gary Kremen

/s/ Nina B. Shapiro	Director	March 12, 2021
Nina B. Shapiro