Form 10-K/A
period 2020-12-31
Identiv, Inc.
filed 2021-03-23
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Identiv, Inc.

Form 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2020

EXPLANATORY NOTE

Identiv, Inc. (the “Company,” “we,” “our,” or “us”) is filing  this Amendment No. 1, (the “Amended Report”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021 (the “Original Report”) in order to add certain information  required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. We hereby amend Items 10, 11, 12, 13 and 14 to the Original Report by deleting the text of such Items 10, 11, 12, 13 and 14 in their entirety and replacing them with the information provided below under the respective headings. The Amended Report does not affect any other items in the Original Report. As a result of this amendment, we are also filing as exhibits to this Amended Report the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following provides the names, ages (as of March 1, 2021) and description of the backgrounds of our directors.

Robin R. Braun has served as a director of the Company since May 2019. Ms. Braun is a retired Vice Admiral of the U.S. Navy, serving most recently as Chief of the Navy Reserve and Commander, Navy Reserve Force from 2012 through 2016. Ms. Braun has 37 years of experience in U.S. government and Department of Defense assignments specializing in aviation, international relations, information technology, logistics, and recruiting. Ms. Braun also served 24 years as a commercial pilot for FEDEX, retiring in 2019. Ms. Braun currently serves on the boards of directors of the Naval Aviation Museum Foundation and the Northern Arizona University Foundation. Ms. Braun holds a Bachelor of Science and a Doctor of Humane Letters from Northern Arizona University and completed Executive Education at Babson College and University of North Carolina. Ms. Braun brings to our Board of Directors decades of experience working in government and defense, leading large and international organizations and adds diversity of background and experience to our Board.

Steven Humphreys has served as our Chief Executive Officer since September 2015 and as a director since July 1996. Mr. Humphreys previously served as Chairman of the Board from September 2013 until September 9, 2015. Previously, he also served as Lead Director from May 2010 until April 2013 and as Chairman of the Board from April 2000 to March 2007. Mr. Humphreys also served as an executive officer of the Company, as President from July 1996 to December 1996 and as President and Chief Executive Officer from January 1997 to July 1999. From November 2011 to December 2014, Mr. Humphreys served as chief executive officer of Flywheel Software, Inc., a venture-backed, location-based mobile solutions company. From October 2008 until its acquisition by SMSC in February 2011, Mr. Humphreys served as Chief Executive Officer and President of Kleer Corporation, a venture-backed provider of wireless audio technology. From October 2001 to October 2003, he served as Chairman of the Board and Chief Executive Officer of ActivIdentity, a provider of digital identity solutions, a publicly-listed company until its acquisition by HID Global in December 2010. He also served as a director of ActivIdentity from March 2008 until December 2010. Previously, Mr. Humphreys was President of Caere Corporation, a publicly-listed optical character recognition software company. Prior to Caere, he spent ten years with General Electric in a variety of factory automation and information technology positions, most recently leading the Information Delivery Services business unit of GE Information Services. Philanthropically, Mr. Humphreys has been an elected public school board trustee and a contributor to a range of education-oriented charities. He also serves on the board of Summit Public Schools, a charter school system with schools across the West Coast, and developer of the Summit Learning System, developed in cooperation with Facebook and deployed in over 1,000 schools nationwide. Mr. Humphreys holds a B.S. degree from Yale University and M.S. and M.B.A. degrees from Stanford University. Mr. Humphreys brings to the Board of Directors his many years of experience as an executive officer of technology companies ranging from startups to public companies, and as senior management within large multinational corporations. His continued involvement with emerging technologies, venture and angel investing, as well as his knowledge of the U.S. investment markets, and the wider technology and management communities are relevant to our success.

Gary Kremen has served as a director of the Company since February 2014. Mr. Kremen is a serial entrepreneur and has been an investor in over 100 private technology companies, private equity funds and venture capital funds. Companies he has founded or co-founded include Match.Com, the world’s largest dating website,  Clean Power Finance (now Spruce Finance), a leading white-label residential solar finance company backed by Google Ventures, Kleiner Perkins, Claremont Creek Ventures and several large utilities as well as Pace Avenue, a customer acquisition firm marketing renewable energy and energy efficiency solutions to low and moderate income (LMI) households and Water Assurance Partners, LLC an agriculture water purification financing company. Mr. Kremen is credited as the primary inventor on a 1995-filed patent for dynamic web pages as well as four other patents. He holds two Bachelor of Science degrees: one in Electrical Engineering and the other in Computer Science, both from Northwestern University, as well as an MBA from the Stanford University Graduate School of Business. Currently, Mr. Kremen is a board member, principal or managing partner with private companies including CapGain Solutions and Water Assurance Partners, LLC and serves on the board of directors of several non-profit entities, including being Vice Chair of the Santa Clara Valley Water District, San Luis & Delta-Mendota Water Authority, Chair of the San Francisquito Creek Joint Powers Authority, Chair of the Delta Conveyance Finance Authority and the University of California Merced Foundation. Mr. Kremen brings to the Board of Directors his significant experience as a technology entrepreneur, his expertise with Internet, mobile and cloud technologies. His connections to the investment community in Silicon Valley as well as actual experience how governments make decisions, all of which are relevant to the Company’s strategy to deliver trust solutions for the connected world.

James E. (“Jim”) Ousley has served as the Chairman of the Board since September 9, 2015 and as a director of the Company since July 2014. Mr. Ousley has more than 40 years of experience leading global technology and telecommunications organizations. On July 1, 2014, he joined CVC Growth Capital as senior operating managing partner. Previously, he served as the chief executive officer at Savvis, Inc. from March 2010 to April 2013. Savvis was acquired by CenturyLink, where he served as chief executive officer of Savvis and president of enterprise markets group, which is now CenturyLink Technology Solutions, a global leader in cloud and managed solutions. Prior to Savvis, Mr. Ousley served as president and chief executive officer of Vytek Wireless, Inc., which was acquired by Calamp, Inc.; president and chairman of Syntegra (USA), a division of British Telecommunications Plc.; and president and chief executive officer of Control Data Systems, which was acquired by British Telecommunications. Mr. Ousley has also held various executive management positions with Control Data Corporation. Mr. Ousley currently serves on the board of directors of Omada, Inc., Global Cloud Exchange, Inc.., Northern Arizona Health Foundation, and Chayora Ltd., and previously served on the board of directors of Integra, Inc., Datalink, Inc., Savvis, Inc., ActivIdentity Corporation, Control Data Systems, Inc., Pacnet, Inc., Peak10, Bell Microproducts, Inc., and other technology and network companies. Mr. Ousley brings to the Board of Directors many years’ experience as an executive officer of technology companies, significant knowledge of global technology and telecommunications organizations, as well as knowledge of cloud-based technology solutions, and extensive private equity experience in mergers, acquisitions and value creation of technology growth companies.

Nina B. Shapiro has served as a director of the Company since June 2016. She has served on a variety of boards and advisory committees since leaving the World Bank in 2011, where she retired as Vice President of Finance and the Treasurer of the International Finance Corporation. Ms. Shapiro has also served on the boards of: Global Parametrics (2016-present as Chairman), a fin-tech startup supported by the UK and German governments to structure risk management products for catastrophic risks in Emerging Markets; HSBC Global Asset Management (2019–present); Man Group (2011-2018), a multi-asset hedge fund and asset manager on the FTSE 250 exchange; Mountain Partners AG, (2015-2018), a German-Swiss investment group and early technology company builder; Zyfin (2013-2020), an originator of ETFs for emerging market. She has also served on the advisory boards or councils for the: Carbon Trust. (2012-present), a London based environmental NGO, which advises and implements programs for policy change and decarbonization; New Silk Route (2013- present), a PE fund focused on India and South Asia; and the Zurich Insurance Investment Management Advisory Council (2013 to 2016).  Ms. Shapiro has received the Euroweek Lifetime Achievement Award for her contributions to the capital markets. She holds an M.B.A. from Harvard Business School, an M.R.P. from the Harvard Graduate School of Design and a B.A. from Smith College. Ms. Shapiro brings to the Board of Directors over 30 years of broad global experience in international finance and business development, along with extensive working experience with senior government and banking officials and international board experience.

To our knowledge, there are no family relationships between any of our directors and any other of our directors or executive officers.

Executive Officers

The following provides information regarding our Executive Officers, their ages and a description of their backgrounds.

Steven Humphreys, 59 Chief Executive Officer and Director	Information regarding Mr. Humphreys is provided under Directors above.
Sandra Wallach, 56 Chief Financial Officer and Corporate Secretary

Sandra Wallach has served as our Chief Financial Officer since February 2017. Ms. Wallach previously served as VP Finance for MiaSole, a thin film solar technology company, from May 2011 to January 2013. From January 2013 to June 2013, she served as Chief Financial Officer of UBM Tech, a wholly-owned subsidiary of UBM LLC. In June 2013, she returned to MiaSole and served as their VP Finance until February 2017. Prior to that, she served as VP Finance at Juniper Networks (from 2008-2011) as well as holding different financial management positions with Intuit (2003-2007). Before joining Intuit, Ms. Wallach served as Chief Financial Officer of General Electric’s (GE) Industrial Systems, Drives & Controls division. Previously she held a range of financial and management positions at General Electric since joining GE in 1986. Ms. Wallach holds a B.A. in Economics and Public Policy from the University of California at Berkeley.

Delinquent Section 16(a) Reports

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

Based solely on our review of copies of such reports on Forms 4 and 5 received by us, and on written representations from our officers and directors, we believe that, during the period from January 1, 2020 to December 31, 2020, our executive officers, directors and the 10% stockholders known to us filed all required reports under Section 16(a) of the Exchange Act on a timely basis.

Code of Business Conduct and Ethics

We believe our corporate governance initiatives comply with the Sarbanes-Oxley Act and the rules and regulations of the SEC adopted thereunder. In addition, we believe our corporate governance initiatives comply with the rules of Nasdaq. Our board of directors will continue to evaluate our corporate governance principles and policies.

Our board of directors has adopted a code of business conduct and ethics that applies to each of our directors, officers and employees. The code addresses various topics, including:

•	compliance with laws, rules and regulations;
•	confidentiality;
•	conflicts of interest;
•	corporate opportunities;
•	competition and fair dealing;
•	payments or gifts from others;
•	health and safety;
•	insider trading;
•	protection and proper use of company assets;
•	record keeping; and
•	giving and accepting gifts.

Our board of directors has adopted a code of ethics for senior financial officers applicable to our Chief Executive Officer and Chief Financial Officer as well as other key management employees addressing ethical issues. The code of business conduct and ethics are posted on our website www.identiv.com. The code of business conduct and ethics can only be amended by the approval of a majority of our board of directors. Any waiver to the code of business conduct and ethics for an executive officer or director may only be granted by our board of directors or our nominating and corporate governance committee and must be timely disclosed as required by applicable law. We have implemented whistleblower procedures that establish formal protocols for receiving and handling complaints from employees. Any concerns regarding accounting or auditing matters reported under these procedures will be communicated promptly to our audit committee.

To date, there have been no waivers under our code of business conduct or ethics. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics or waivers of such codes granted to executive officers and directors on our website at www.identiv.com within four business days following the date of such amendment or waiver.

Audit Committee Information

The Audit Committee consists of Gary Kremen, James Ousley and Nina Shapiro, and James Ousley serves as Chairman. Our Board of Directors has further determined that one member of the Audit Committee, James Ousley, is an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

This section discusses the material components of the executive compensation program for our executive officers who are named in the “Summary Compensation Table” below. Our “Named Executive Officers” during 2020 were:

•	Steven Humphreys, Chief Executive Officer and Director
•	Sandra Wallach, Chief Financial Officer and Secretary

As a “smaller reporting company,” as defined by SEC regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to review or discuss the Compensation Discussion and Analysis otherwise required by Item 402(b) of Regulation S-K.

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

Bonus.  For prior years, the objective of the bonus plan is to provide for incentive awards to executives based on the achievement of corporate performance goals. Executives and other key employees of the Company are eligible to receive cash and equity-based awards subject to the achievement of certain performance criteria determined by the Compensation Committee, as measured at the end of a specified performance period of 12 months or longer. For 2020, a discretionary bonus was paid to our Chief Financial Officer. The Summary Compensation Table includes the discretionary bonus amounts awarded to Named Executive Officers for 2020.

Benefits and Perquisites. We provide all our employees with standard benefits for health and life insurance.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $(4)	Option Awards $	All Other Compensation $(5)	Total $
Steven Humphreys	2020	78,740	—	390,279	—	21,671	490,690
Chief Executive Officer and Director(1)(2)	2019	350,000	69,688	13,879	—	22,755	456,322
Sandra Wallach	2020	300,000	6,250	6,708	—	23,133	336,091
Chief Financial Officer and Secretary(3)	2019	275,865	25,000	100,600	—	30,395	431,860

(1)

Commencing with the fiscal quarter beginning on July 1, 2019, any quarterly performance-based bonuses earned by Mr. Humphreys will be paid in fully vested stock in lieu of cash, to the extent earned, as determined in accordance with the terms of Mr. Humphreys’ employment agreement.

(2)

Effective as of February 1, 2020, the Company began to pay Mr. Humphreys’ base salary in the form of fully vested common stock of the Company (based on a 30-day trading average prior to issuance), except that his salary will be paid in cash solely to the extent needed for withholding amounts required for taxes and other involuntary and voluntary payroll deductions.

(3)

Until October 1, 2019, Ms. Wallach’s annual salary was $265,000 and she was eligible to receive a cash bonus of up to $25,000 annually. Effective October 1, 2019, Ms. Wallach’s salary was increased to $300,000, and her eligible annual bonus was increased to up to $50,000, payable 50% in cash and 50% in fully vested restricted share units (“RSUs”).

(4)

The amounts reported in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”), rather than amounts paid to or realized by the named individual. There can be no assurance that the price of our common stock when RSUs vest and settle will equal or exceed the price of our common stock on the date of the applicable RSU award. The assumptions used in determining grant date fair value of these awards are set forth in Note 12 to our Consolidated Financial Statements appearing in the Original Report.

(5)	Represents health insurance premiums.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the outstanding equity awards held by our Named Executive Officers as of December 31, 2020.

	Option Awards					Stock Awards(1)
Name	Date of Grant	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(2)
Steven Humphreys (3)	6/6/2011	500	—	$23.60	6/6/2021
	12/30/2011	1,500	—	$21.70	12/30/2021
	6/13/2012	2,000	—	$10.50	6/13/2022
	9/10/2012	1,200	—	$7.20	9/10/2022
	9/10/2012	3,000	—	$7.20	9/10/2022
	4/25/2013	2,000	—	$9.40	4/25/2023
	6/4/2013	2,000	—	$8.40	6/4/2023
	6/28/2013	500	—	$7.20	6/28/2023
	9/30/2013	500	—	$7.20	9/30/2023
	12/31/2013	500	—	$5.80	12/31/2023
	3/31/2014	500	—	$11.30	3/31/2024
	5/22/2014	2,000	—	$7.50	5/22/2024
	6/6/2016	444,460	—	$4.36	6/6/2026

Sandra Wallach	3/6/2017					5,625	$47,813
	5/9/2018					15,000	$127,500
	10/31/2018					2,500	$21,250
	11/4/2019					15,000	$127,500

(1)	RSUs vest 25% on the first anniversary date of the vesting start date with the remaining vesting quarterly over the following three years.
(2)	Market value is based on the closing price of our common stock on December 31, 2020.
(3)	All awards through 2014 were for service as a director prior to the appointment of Mr. Humphreys as Chief Executive Officer in September 2015.

Employment Agreements; Termination / Change in Control Arrangements

We have entered into employment agreements with our Named Executive Officers. Below is a description of the material terms of each agreement, including severance provisions.

Employment Agreement with Steven Humphreys

On September 14, 2015, we entered into an executive employment agreement with Steven Humphreys pursuant to which Mr. Humphreys serves as our Chief Executive Officer and a director. As of the date of his appointment as Chief Executive Officer, Mr. Humphreys continued to serve as a director, but ceased serving as the Chairman of the Board and serving on the Audit and Nominating Committees and receives no additional compensation for his service on the Board. Under the terms of his executive employment agreement, Mr. Humphreys receives an annual base salary of $350,000, with a target annual performance bonus of 100% of his base salary. As an employee, Mr. Humphreys is also eligible to participate in the Company’s employee benefits plans. Additionally, Mr. Humphreys was granted an option to purchase 444,460 shares of common stock at an exercise price of $4.36 per share (the “Option”), the closing price of the Company’s common stock on September 9, 2015, under the 2011 Plan. The Option vested as to 25% of the underlying shares on the first anniversary of the date of grant, and then monthly over the following three years. In addition, the Board agreed to grant Mr. Humphreys a restricted stock unit award for 302,657 shares of the Company’s common stock vesting over four years from September 9, 2015.

On August 5, 2019, the Compensation Committee reviewed Mr. Humphreys’ compensation and approved the following: (i) in the event that a change of control (as defined in his employment agreement) occurs within four years (i.e., on or prior to August 5, 2023) and Mr. Humphreys continues to serve as the Company’s Chief Executive Officer as of the effective time of the change of control, the Company will grant Mr. Humphreys 365,000 restricted stock units, subject to and only vesting effective upon the consummation of the change of control, and (ii) beginning July 1, 2019, any quarterly performance-based bonuses earned by Mr. Humphreys will be paid in fully vested stock in lieu of cash, to the extent earned, as determined in accordance with the terms of Mr. Humphreys employment agreement.

On January 28, 2020, the Company and Mr. Humphreys agreed that effective as of February 1, 2020, the Company will pay Mr. Humphreys’ base salary in the form of fully vested common stock of the Company (based on a 30-day trading average prior to issuance), except that his salary will be paid in cash solely to the extent needed for withholding amounts required for taxes and other involuntary and voluntary payroll deductions.

Pursuant to his executive employment agreement, Mr. Humphreys may become entitled to severance benefits. If he is terminated without cause or is constructively terminated (as each term is defined in such agreement), subject to his execution of an enforceable release of claims, he is entitled to receive (i) a lump sum payment equal to 12 months of his then-current base salary, (ii) reimbursement of COBRA premiums for continuation of Company-sponsored group health plan coverage for 12 months, and (iii) 12 months of accelerated service-based vesting in his then-outstanding equity awards. However, in addition to these severance benefits, in the event Mr. Humphreys is terminated without cause or is constructively terminated within 12 months following a change in control of the Company, he is entitled to full acceleration of his equity awards with time-based vesting. Also pursuant to his employment agreement, in the event of his death or disability while an employee of the Company, Mr. Humphreys is entitled to a lump sum payment equal to 12 months of his base salary.

Employment Agreement with Sandra Wallach

On January 19, 2017, we entered into an executive employment agreement with Sandra Wallach, which agreement provides Ms. Wallach a $265,000 annual base salary. Additionally, Ms. Wallach was granted a restricted stock unit award covering 90,000 shares of common stock under the 2011 Plan, which award vests with respect to 25% of the underlying shares on the first anniversary of Ms. Wallach’s start date with the Company and then with respect to the remaining shares on a quarterly basis over the following three years. Pursuant to her executive employment agreement, Ms. Wallach is also entitled to severance benefits. If she is terminated without cause (as such term is defined in such agreement), she is entitled to three months of her then-current base salary and reimbursement of three months of health care continuation coverage premiums, subject to her having provided the Company a general release of claims.

On November 4, 2019, the Compensation Committee approved the following changes to Ms. Wallach’s compensation, effective as of October 1, 2019: (i) an increase in annual base salary from $275,000 to $300,000; and (ii) an increase in target annual variable compensation from $25,000 to $50,000, of which 50% will be payable in cash and 50% payable in fully vested restricted stock units.

Potential Payments upon Termination or Change in Control

The information below describes the estimated value of certain compensation and benefits that would potentially have become payable under contractual arrangements with our Named Executive Officers assuming a termination of employment or change in control of the Company had occurred on December 31, 2020, based upon the Named Executive Officers’ compensation and service levels as of such date and, where applicable, the $8.50 closing price of our common stock on December 31, 2020. The information presented represents estimates of incremental amounts that would become payable had a trigging event occurred on December 31, 2020 and does not include amounts that were earned and payable as of that date regardless of the occurrence of a triggering event.

If Mr. Humphreys had either been terminated by the Company without cause or by constructive termination (each as defined in his employment agreement) as of December 31, 2020, he would have become entitled to receive (i) $350,000, representing 12 months’ salary and (ii) reimbursement of health care coverage for a period of 12 months, having a value of approximately $21,671. In the event that a change of control (as defined in Mr. Humphreys’ employment agreement) had occurred on December 31, 2020, and Mr. Humphreys continued to serve as the Company’s Chief Executive Officer as of the effective time of the change of control, Mr. Humphreys would have become entitled to receive 365,000 restricted stock units, subject to and only vesting effective upon the consummation of the change of control. In addition, if on December 31, 2020 and within 12 months of a change in control, Mr. Humphreys had either been terminated by the Company without cause or by constructive termination (each as defined in his employment agreement) as of December 31, 2020, he would have become entitled to receive (i) $350,000, representing 12 months’ salary and (ii) reimbursement of health care coverage for a period of 12 months, having a value of approximately $21,671. Mr. Humphreys’ entitlement to such benefits would be conditioned upon his execution and nonrevocation of a general release in a form determined by the Company. In addition, Mr. Humphreys may be subject to a Section 280G cutback. Had Mr. Humphreys’ employment terminated as of December 31, 2020 for reasons of death or disability (as defined in his employment agreement), he (or his estate as applicable) would have become entitled to $350,000, representing 12 months’ salary, not conditioned on a general release.

If Ms. Wallach had been terminated by the Company without cause (as defined in her executive employment agreement) as of December 31, 2020, she would have become entitled to $75,000, representing 3 months’ salary. In addition, pursuant to the terms of the 2011 Plan, had a change in control occurred on December 31, 2020, all then-outstanding equity awards granted to Ms. Wallach would have become fully vested and exercisable unless such awards were assumed or substituted. If Ms. Wallach’s outstanding awards under the 2011 Plan were not assumed or substituted on a change in control, Ms. Wallach would have become entitled to accelerated vesting of 100% of her outstanding equity awards, having an intrinsic value of approximately $324,063.

Compensation of Directors

During 2020, each non-employee member of our Board of Directors was eligible to receive annual compensation, payable quarterly, as detailed below.  Annual compensation for each eligible non-employee director potentially includes the following:

For the board years beginning June 1, 2019 and ending May 31, 2020 and beginning June 1, 2020 and ending May 31, 2021:

•	an annual retainer per board year of $125,000, except for the Chairman of the Board or Lead Independent Director, who is eligible to receive an annual retainer of $175,000; and
•

an additional annual retainer per board year of $5,000 for service on each committee of the Board of Directors, and in addition the chair of the Audit Committee is eligible to receive an additional retainer of $20,000, and the chair of each of the Compensation Committee and the Nominating Committee is eligible to receive an additional retainer of $10,000 for each board year, respectively.

Until February 1, 2020, a minimum of 50% of the annual compensation for each non-employee director was required to be paid in RSUs under the 2011 Incentive Compensation Plan (the “2011 Plan”). Those RSUs granted to non-employee directors for the board years ending May 31, 2016 and after vested monthly over 12 months beginning on June 1, and vested shares will be delivered on the earlier of three years from the award’s vesting start date or the date of separation of service. Effective as of February 1, 2020, until otherwise determined by the Board or the Compensation Committee, non-employee directors receive their annual retainer for service on the Board of Directors and committees thereof solely in the form of fully vested RSUs (based on a 30-day trading average prior to issuance).

Additionally, we reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors, which primarily consist of travel expenses associated with Board of Directors or committee meetings or with committee assignments.

Directors who are our employees do not receive additional compensation for their service on the Board of Directors. During 2020, Mr. Humphreys was our only employee director.

The following table sets forth summary information concerning the compensation earned by our non-employee directors for their service as directors in 2020:

Name	Fees Earned ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Total ($)
James E. Ousley (3)	8,334	240,184	—	248,518
Gary Kremen (4)	6,666	255,641	—	262,307
Nina B. Shapiro (5)	5,834	168,122	—	173,956
Robin R. Braun (6)	5,625	162,124	—	167,749

(1)

The amounts reported in this column represent the aggregate grant date fair value computed in accordance with FASB ASC 718, rather than amounts paid to or realized by the named individual. The assumptions used in determining grant date fair value of these awards are set forth in Note 12 to our Consolidated Financial Statements appearing in the Original Report. There can be no assurance that the price of our common stock when RSUs vest and settle will equal or exceed the price of our common stock on the date of the applicable RSU award.

(2)

Reflects RSUs granted for service as a director and on committees. The number of shares awarded in lieu of cash was calculated based on dividing the average price of our common stock over the 30 trading days preceding the start of each Board of Directors’ service year.

(3)	At December 31, 2020, Mr. Ousley held options to purchase 1,000 shares of common stock, 101,218 vested but not settled RSUs, and 28,297 unvested RSUs.
(4)	At December 31, 2020, Mr. Kremen held options to purchase 1,000 shares of common stock, 88,703 vested but not settled RSUs, and 22,637 unvested RSUs.
(5)	At December 31, 2020, Ms. Shapiro held 69,826 vested but not settled RSUs, and 19,808 unvested RSUs.
(6)	At December 31, 2020, Ms. Braun held 38,353 vested but not settled RSUs, and 19,100 unvested RSUs.

Compensation Committee Interlocks and Insider Participation.

No director who served on the Compensation Committee during 2020 and no current member of the Committee is a current or former executive officer or employee of the Company. No director who served on the Compensation Committee had any relationships requiring disclosure by the Company under the SEC’s rules requiring disclosure of certain relationships and related-party transactions.

Compensation Committee Report

Under rules of the SEC, as a smaller reporting company, we are not required to provide a report of the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information known to us as of March 1, 2021 with respect to the beneficial ownership of our common stock by:

•	each person who is known by us to be the beneficial owner of 5% or more of our issued and outstanding common stock;
•	each of our directors;
•	each of our Named Executive Officers; and
•	all current directors and executive officers, as a group.

Except as otherwise indicated, and subject to applicable community property laws, to our knowledge, the persons named in the table below have sole voting and investment power with respect to all shares held by them. Applicable percentage ownership in the following table is based on 18,154,102 shares of our common stock issued and outstanding as of March 1, 2021.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 1, 2021, RSUs that vest within 60 days of March 1, 2021 or shares of convertible preferred stock that are convertible into common stock within 60 days of March 1, 2021 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless specified below, the mailing address for each individual, officer or director is c/o Identiv, Inc., 2201 Walnut Avenue, Suite 100, Fremont, CA 94538.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders
Bleichroeder LP(1)	3,612,666	19.9%
1345 Avenue of the Americas, 47th Floor, New York, NY 10105

Directors, Nominees and Executive Officers
Robin R. Braun(2)	54,270	*
Steven Humphreys(3)	732,926	3.9%
Gary Kremen(4)	318,581	1.7%
James E. Ousley(5)	301,140	1.6%
Nina B. Shapiro(6)	134,446	*
Sandra Wallach(7)	84,424	*
All current directors, nominees and executive officers as a group (6 persons)(8)	1,625,787	8.6%

*	Less than one percent.
(1)

In accordance with the terms of warrants to purchase common stock and the Stockholder Agreement with the Company, exercise of warrants to purchase common stock and conversion of Series B Non-Voting Convertible Preferred Stock (the "Preferred Stock") are subject to a Beneficial Ownership Limitation (as defined in the warrants and the Stockholder Agreement) of 19.9% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon exercise or conversion. Because of this limitation, the number of shares listed in the table above represent 19.999% of the number of shares of common stock outstanding as of March 1, 2021. Based on Amendment No. 2 to Schedule 13G filed with the SEC on February 12, 2021, by Bleichroeder LP (“Bleichroeder”), an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, if there was no Beneficial Ownership Limitation on the exercise of warrants and conversion of the Preferred Stock, Bleichroeder would be deemed to be the beneficial owner of 8,213,577 shares of common stock. 21 April Fund, Ltd., a Cayman Islands company for which Bleichroeder acts as investment advisor, may be deemed to beneficially own 1,561,404 of shares of common stock. April Fund Ltd. also holds 4,571,663 shares of Preferred Stock and 192,500 warrants to purchase common stock. 21 April Fund Ltd. holds additional warrants and Preferred Stock above the Beneficial Ownership Limitation, which would make 21 April Fund Ltd.'s total beneficial ownership 6,325,567 shares if there was no Beneficial Ownership Limitation. 21 April Fund, LP, a Delaware limited partnership for which Bleichroeder acts as investment adviser, may be deemed to beneficially own 439,985 shares of common stock, 1,170,524 shares of Preferred Stock and warrants to purchase 82,500 shares of common stock. Clients of Bleichroeder have the right to receive and the ultimate power to direct the receipt of dividends from, or the proceeds of the sale of, such securities.

(2)	Consists of 19,253 and 35,017 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2022, and June 1, 2023, respectively, or departure from the board.
(3)	Includes 460,660 shares of common stock subject to options exercisable within 60 days of March 1, 2021.
(4)

Includes 1,000 shares of common stock subject to options exercisable within 60 days of March 1, 2021, and 30,055, 29,428, and 49,320 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2021, June 1, 2022, and June 1, 2023, respectively, or departure from the board.

(5)

Includes 1,000 shares of common stock subject to options exercisable within 60 days of March 1, 2021 and 44,399, 28,523, and 51,877 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2021, June 1, 2022, and June 1, 2023, respectively, or departure from the board.

(6)	Includes 30,055, 19,964 and 36,314 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2021, June 1, 2022, and June 1, 2023, respectively, or departure from the board.
(7)	Includes 4,062 RSUs that vest within 60 days of March 1, 2021.
(8)

Includes an aggregate of 462,660 shares of common stock subject to options exercisable within 60 days of March 1, 2021, 4,062 RSUs that vest within 60 days of March 1, 2021, and 104,509, 97,168 and 172,528 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2021, June 1, 2022, and June 1, 2023, respectively, or departure from the board.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2020 about our common stock that may be issued pursuant to awards under our existing equity compensation plans.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,433,332		$5.56		1,349,307
Equity compensation plans not approved by security holders	—		—		—
Total	1,433,332	(1)	$5.56	(1)	1,349,307	(2)

(1)

As of December 31, 2020, there were 550,769 stock options outstanding with a weighted average exercise price of $5.56 and a weighted average term of 4.88 years, 682,563 RSUs outstanding and 200,000 performance share units (PSUs) outstanding.

(2)	Consists of 293,888 shares available for issuance under the Employee Stock Purchase Plan and 1,055,419 shares available for issuance under the 2011 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

Indemnification Agreements. We have entered into indemnification agreements with our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Director Independence

Our Board of Directors has reviewed the independence of each of our directors and our nominees and considered whether any director or nominee has had a material relationship with the Company or our management that could compromise his or her ability to exercise independent judgment in carrying out his or her duties and responsibilities. As a result of this review, our Board of Directors affirmatively determined that all of our directors, other than Mr. Humphreys, are independent under applicable rules of the Nasdaq Stock Market and the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The aggregate fees billed or to be billed to us by BPM LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2020 and 2019, were as follows:

	2020	2019
Audit Fees	$493,435	$637,257
All Other Fees	29,425	58,850
Total	$522,860	$696,107

Audit Fees. Audit fees include fees associated with the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K, review of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, and fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as consents and review of documents filed with the SEC.

All Other Fees. All other fees relate with services provided in connection with a transfer pricing study in 2020 and 2019.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm

In accordance with the charter of the Audit Committee of our Board of Directors, the Audit Committee pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm, including the estimated fees and other terms of any such engagement. In certain circumstances, the Audit Committee may provide subsequent approval of non-audit services not previously approved. Services provided by our independent registered public accounting firm may include audit services, audit-related services, tax services and other services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the Audit Committee. The Audit Committee considers whether such audit or non-audit services are consistent with the SEC rules on auditor independence. The Audit Committee has determined that the services provided by the Company’s independent registered public accounting firm are compatible with maintaining the independence of such firm. All fees set forth in the table above were pre-approved pursuant to this policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

3. Exhibits: The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

3. Exhibits

Exhibit Number	Description of Document

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

^	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDENTIV, INC.

By:	/s/ Steven Humphreys
Steven Humphreys
Chief Executive Officer and Director

March 23, 2021