Form 10-Q
period 2021-03-31
Identiv, Inc.
filed 2021-05-11
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, the registrant had 21,983,394 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$11,518	$11,409
Accounts receivable, net of allowances of $132 and $178 as of March 31, 2021 and December 31, 2020, respectively	18,911	18,927
Inventories	19,308	20,296
Prepaid expenses and other current assets	3,065	2,813
Total current assets	52,802	53,445
Property and equipment, net	3,768	2,827
Operating lease right-of-use assets	2,974	3,405
Intangible assets, net	7,299	7,563
Goodwill	10,281	10,266
Other assets	1,142	1,171
Total assets	$78,266	$78,677
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,217	$10,964
Current portion - contractual payment obligation	788	1,040
Current portion - financial liabilities, net of debt issuance costs of $136 and $59 as of March 31, 2021 and December 31, 2020, respectively	22,334	20,084
Operating lease liabilities	1,243	1,279
Deferred revenue	1,634	1,981
Accrued compensation and related benefits	2,858	2,985
Other accrued expenses and liabilities	3,643	3,240
Total current liabilities	42,717	41,573
Long-term operating lease liabilities	1,875	2,272
Long-term deferred revenue	331	385
Other long-term liabilities	363	258
Total liabilities	45,286	44,488
Commitments and contingencies (see Note 16)
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 19,581 and 19,450 shares issued and 18,161 and 18,055 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	19	19
Additional paid-in capital	452,921	452,129
Treasury stock, 1,420 and 1,395 shares as of March 31, 2021 and December 31, 2020, respectively	(10,186)	(9,933)
Accumulated deficit	(412,074)	(410,609)
Accumulated other comprehensive income	2,295	2,578
Total stockholders' equity	32,980	34,189
Total liabilities and stockholders' equity	$78,266	$78,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net revenue	$22,162	$18,120
Cost of revenue	14,470	10,620
Gross profit	7,692	7,500
Operating expenses:
Research and development	2,337	2,596
Selling and marketing	4,064	4,497
General and administrative	2,125	2,191
Restructuring and severance	388	65
Total operating expenses	8,914	9,349
Loss from operations	(1,222)	(1,849)
Non-operating income (expense):
Interest expense, net	(245)	(252)
Foreign currency gains (losses), net	46	86
Loss before income tax provision	(1,421)	(2,015)
Income tax provision	(44)	(32)
Net loss	(1,465)	(2,047)

Other comprehensive loss:
Foreign currency translation adjustment	(283)	(480)
Comprehensive loss	$(1,748)	$(2,527)

Net loss per common share:
Basic	$(0.09)	$(0.13)
Diluted	$(0.09)	$(0.13)
Weighted average common shares outstanding, basic and diluted	18,443	17,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2019	5,000	$5	16,986	$18	$447,965	$(9,043)	$(405,504)	$2,025	$35,466
Net loss	—	—	—	—	—	—	(2,047)	—	(2,047)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(480)	(480)
Issuance of common stock in connection with vesting of stock awards	—	—	150	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	640	—	—	—	640
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(48)	—	—	(225)	—	—	(225)
Issuance of common stock in connection with warrant exercise	—	—	387	1	(1)	—	—	—	—
Balances, March 31, 2020	5,000	$5	17,475	$19	$448,604	$(9,268)	$(407,551)	$1,545	$33,354

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2020	5,000	$5	18,055	$19	$452,129	$(9,933)	$(410,609)	$2,578	$34,189
Net loss	—	—	—	—	—	—	(1,465)	—	(1,465)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(283)	(283)
Issuance of common stock in connection with vesting of stock awards	—	—	98	—	—	—	—	—	—
Proceeds of exercise of stock options	—	—	5	—	34	—	—	—	34
Stock-based compensation	—	—	—	—	758	—	—	—	758
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(25)	—	—	(253)	—	—	(253)
Issuance of common stock in connection with warrant exercise	—	—	28	—	—	—	—	—	—
Balances, March 31, 2021	5,000	$5	18,161	$19	$452,921	$(10,186)	$(412,074)	$2,295	$32,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,465)	$(2,047)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	466	847
Accretion of interest on contractual payment obligation	19	32
Amortization of debt issuance costs	68	24
Stock-based compensation expense	758	640
Impairment of right-of-use operating lease asset	281	—
Changes in operating assets and liabilities:
Accounts receivable	20	(1,671)
Inventories	977	208
Prepaid expenses and other assets	(223)	(170)
Accounts payable	(736)	(324)
Contractual payment obligation liability	(271)	(319)
Deferred revenue	(401)	(547)
Accrued expenses and other liabilities	96	(382)
Net cash used in operating activities	(411)	(3,709)
Cash flows from investing activities:
Capital expenditures	(1,131)	(137)
Net cash used in investing activities	(1,131)	(137)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	3,975	4,346
Repayments under revolving loan facility	(1,793)	(209)
Repayments under East West Bank term loan	—	(500)
Taxes paid related to net share settlement of restricted stock units	(253)	(225)
Proceeds from exercise of stock options	34	—
Net cash provided by financing activities	1,963	3,412
Effect of exchange rates on cash and cash equivalents	(312)	(253)
Net increase (decrease) in cash and cash equivalents	109	(687)
Cash and cash equivalents at beginning of period	11,409	9,383
Cash and cash equivalents at end of period	$11,518	$8,696
Supplemental Disclosures of Cash Flow Information:
Interest paid	$170	$228
Taxes paid, net	$15	$39

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvement to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments Credit Losses (Topic 326) Targeted Transition Relief, ASU 2016-13, the FASB issued ASU 2019-10 Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments-Credit Losses. The subsequent ASUs do not change the core principle of the guidance in ASU 2016-13. Instead, these amendments are intended to clarify and improve operability of certain topics included within ASU 2016-13.

Additionally, ASU No. 2019-10 defers the effective date for the adoption of the new standard on credit losses for public filers that are considered small reporting companies as defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, which will be fiscal 2023 for the Company if it continues to be classified as a smaller reporting company. In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. While the Company is currently evaluating the impact of Topic 326, the Company does not expect the adoption of the ASU to have a material impact on its consolidated financial statements.

In December 2019, FASB issued ASU 2019-12, Income Taxes (740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. This standard did not have a material impact on the Company’s condensed consolidated financial statements.

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

Hardware Product Revenue — The Company generally has two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide assurance that the product complies with its agreed-upon specifications and is free from defects in material and workmanship for a period of one to three years (i.e., assurance warranty). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. The Company has concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. None of the transaction price is allocated to the assurance warranty component, as the Company accounts for these product warranty costs in accordance with Accounting Standards Codification ("ASC”) 460, Guarantees (“ASC 460”).

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

Subscription Revenue — Subscription revenue consist of fees received in consideration for providing customers access to one or more of the Company’s software-as-a-service (“SaaS”) based solutions. These SaaS arrangements include access to the Company’s licensed software and, in certain arrangements, use of various hardware devices over the contract term. These SaaS arrangements do not provide the customer the right to take possession of the software supporting the subscription service, or if applicable, any hardware devices at any time during the contract period, and as such are not considered separate performance obligations. Revenue is recognized ratably on a straight-line basis over the term of the contract beginning when the service is made available to the customer. Subscription contract terms range from month-to-month to six years in length and billed monthly or annually.

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

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three Months Ended March 31,
	2021			2020
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$14,396	$752	$15,148	$12,705	$1,163	$13,868
Europe and the Middle East	2,364	96	2,460	2,504	97	2,601
Asia-Pacific	4,554	—	4,554	1,651	—	1,651
Total	$21,314	$848	$22,162	$16,860	$1,260	$18,120

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

Changes in deferred revenue during the three months ended March 31, 2021 and March 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Deferred revenue, beginning of period	$2,366	$2,833
Deferral of revenue billed in current period, net of recognition	392	384
Recognition of revenue deferred in prior periods	(793)	(931)
Deferred revenue as, end of period	$1,965	$2,286

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $0.8 million as of March 31, 2021. Since the Company typically invoices customers at contract inception, this amount is included in the deferred revenue balance. As of March 31, 2021, the Company expects to recognize 53% of the revenue related to these unsatisfied performance obligations during the remainder of 2021, 32% during 2022, and 15% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e., commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the three months ended March 31, 2021, total capitalized costs to obtain contracts were immaterial.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2021 and December 31, 2020, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of March 31, 2021 and December 31, 2020, there were no liabilities measured and recognized at fair value on a recurring basis, other than contingent consideration related to prior acquisitions as of December 31, 2020 which had no fair value.

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

As of March 31, 2021 and December 31, 2020, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2021 and December 31, 2020, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

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

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Identity	Premises	Total
Balance at December 31, 2020	$3,554	$6,712	$10,266
Currency translation adjustment	—	15	15
Balance at March 31, 2021	$3,554	$6,727	$10,281

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the consolidated statement of comprehensive loss. During the quarters ended March 31, 2021 and 2020, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount at March 31, 2021	$767	$9,132	$15,775	$25,674
Accumulated amortization	(419)	(5,878)	(12,078)	(18,375)
Intangible assets, net at March 31, 2021	$348	$3,254	$3,697	$7,299

Gross carrying amount at December 31, 2020	$765	$9,123	$15,771	$25,659
Accumulated amortization	(382)	(5,773)	(11,941)	(18,096)
Intangible assets, net at December 31, 2020	$383	$3,350	$3,830	$7,563

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as indicated in the table above. The Company performs an evaluation of it its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three months ended March 31, 2021 and 2020.

The following table summarizes the amortization expense included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2021 and 2020, respectively (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$119	$224
Selling and marketing	160	418
Total	$279	$642

The estimated annual future amortization expense for purchased intangible assets with definite lives as of March 31, 2021 was as follows (in thousands):

2021 (remaining nine months)	$842
2022	1,122
2023	1,045
2024	969
2025	969
Thereafter	2,352
Total	$7,299

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	March 31,	December 31,
	2021	2020
Raw materials	$6,119	$6,518
Work-in-progress	11	34
Finished goods	13,178	13,744
Total	$19,308	$20,296

Property and equipment, net consists of (in thousands):

	March 31,	December 31,
	2021	2020
Building and leasehold improvements	$1,450	$1,498
Furniture, fixtures and office equipment	1,311	1,295
Plant and machinery	12,541	11,429
Purchased software	2,189	2,191
Total	17,491	16,413
Accumulated depreciation	(13,723)	(13,586)
Property and equipment, net	$3,768	$2,827

The Company recorded depreciation expense of $0.2 million during each of the three months ended March 31, 2021 and 2020.

Other accrued expenses and liabilities consist of (in thousands):

	March 31,	December 31,
	2021	2020
Accrued professional fees	$562	$586
Customer deposits	370	72
Accrued warranties	335	321
Accrued restructuring	759	801
Other accrued expenses	1,617	1,460
Total	$3,643	$3,240

7. Contractual Payment Obligation

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

On April 13, 2020, the Company, Secure Keyboards, and Secure Networks, amended the 2009 Settlement Agreement. The amendment reduced the amount of quarterly payments due under the obligation in 2020, and requires three additional quarterly payments in 2021, increasing the total amount due under the obligation by approximately $90,000. The Company’s remaining payment obligation under the 2009 Settlement Agreement, as amended, was extended through October 31, 2021. The Company included approximately $19,000 and $32,000 of interest expense during the three months ended March 31, 2021 and 2020, respectively, in its condensed consolidated statements of comprehensive loss for interest accreted on the payment obligation.

The payment obligation under the 2009 Settlement Agreement, as amended, as of March 31, 2021, is as follows (in thousands):

2021 (remaining nine months)	$812
Present value discount factor	(24)
Total	$788

8. Financial Liabilities

Financial liabilities consist of (in thousands):

	March 31,	December 31,
	2021	2020
Revolving loan facility	$16,755	$14,428
April 21 Funds promissory notes	2,800	2,800
Paycheck Protection Program promissory note	2,915	2,915
Total	22,470	20,143
Less: Current maturities of financial liabilities	(22,334)	(20,084)
Less: Unamortized debt issuance costs	(136)	(59)
Long-term financial liabilities	$—	$—

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

The maturity date of the main revolving loan facility is February 8, 2023. The non-formula revolving loan facility will terminate on February 7, 2022, however the Company may, at its option if certain conditions are met, convert prior to their maturity any loans under the non-formula revolving loan facility to a term loan that will fully amortize and mature on February 1, 2025. Advances under the revolving loan facilities and the term loan (if converted) will initially bear interest at a per annum rate equal to the prime rate as determined under the Loan and Security Agreement plus 0.25%. On April 30, 2021, the Company entered into an amendment to its Loan and Security Agreement which reduced the per annum interest rate to the prime interest rate.

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

The Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets. In addition, the Loan and Security Agreement contains financial covenants requiring that the Company (i) hold $5 million in unrestricted cash in accounts with EWB, (ii) maintain a monthly minimum trailing six-month EBITDA of $0.6 million for the first two quarters of 2021 and $1.2 million thereafter and (iii) maintain, if the Company converts into the term loan and starting with the quarter ending March 31, 2022, a quarterly fixed charge coverage ratio of at least 1.35:1.00.

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

As of March 31, 2021, the Company was in compliance with all financial covenants under the Revolving Loan Facility.

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

As discussed in Note 10, Stockholders’ Equity, the fair value of the warrants issued to April 21 Funds was calculated using the Black Scholes pricing model using the following assumptions: estimated volatility of 63.2%, risk free interest rate of 0.24%, no dividend yield, and an expected life of three years. The relative fair value of the warrants of $290,000 was recorded as a direct reduction from the carrying amount of the Notes and was being amortized as interest expense over the term of the April 21 Funds promissory notes.

On February 5, 2021, the Company entered into an amendment to the secured subordinated promissory note with April 21 Funds, which extended the initial term of the Notes to March 31, 2021. As a result of the amendment, if the Notes were repaid on or before March 31, 2021, the Company would incur no further interest on the Notes, or be obligated to issue additional warrants. As of March 31, 2021, the principal amount outstanding under the Notes was $2.8 million.

On March 31, 2021, April 21 Funds waived any additional warrants issuable, and interest payable, to April 21 Funds through May 5, 2021. On April 13, 2021, the Company repaid the remaining principal amount outstanding of $2.8 million.

Paycheck Protection Program

On April 9, 2020, the Company entered into a promissory note (the “PPP Note”) under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Note is dated April 8, 2020 with EWB. The Company borrowed a principal amount of approximately $2.9 million. The interest on the PPP Note is 1.0% per annum. The PPP Note is payable two years from the date of the PPP Note, and there is no prepayment penalty. All interest which accrues during the initial six months of the loan period is deferred and payable on the maturity date of the PPP Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with Small Business Administration rules established for the Paycheck Protection Program. The principal amount outstanding, including accrued interest, is included in current portion – financial liabilities and other accrued expenses and liabilities in the accompanying condensed consolidated balance sheets, as the Company expects all amounts outstanding will be forgiven in 2021.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (the “Act”) into law. The $1.9 trillion Act includes COVID-19 relief, as well as broader stimulus, but also includes several revenue-raising and business tax provisions. The CARES Act also includes several significant provisions for corporations, including the usage of net operating losses and payroll benefits. Several foreign (non-U.S.) jurisdictions in which we operate have taken similar economic stimulus measures. The Act and the CARES Act had no material impact on the Company’s condensed consolidated financial statements and disclosures.

10. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following tables summarize Series B convertible preferred stock and the accretion of dividend activity for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31,
	2021	2020
Series B Convertible Preferred Stock:
Balance at beginning of period	$22,969	$21,875
Cumulative dividends on Series B convertible preferred stock	284	270
Balance at end of period	$23,253	$22,145
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	5,742	5,469
Cumulative dividends on Series B convertible preferred stock	71	67
Number of shares at end of period	5,813	5,536

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of March 31, 2021 would be convertible into 5,813,161 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of March 31, 2021, none of the contingent conditions to adjust the total common shares to convert the shares had been met.

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

Common Stock Warrants

On February 8, 2017, the Company entered into a Loan and Security Agreement with EWB. In connection with the Loan and Security Agreement, the Company issued to EWB a warrant (the "EWB Warrant") to purchase up to 40,000 shares of the Company's common stock at a per share exercise price of $3.64 which were immediately exercisable for cash or by net exercise and expired on February 8, 2022. On May 5, 2020, the Company entered into an amendment to the Loan and Security Agreement, which included amending the EWB Warrant, reducing its exercise price from $3.64 to $3.50 per share and extended the expiration date of the EWB Warrant from February 8, 2022 to February 8, 2023. The Company calculated the fair value of the amended EWB Warrant using the Black Scholes pricing model using the following assumptions: estimated volatility of 63.2%, risk free interest rate of 0.24%, no dividend yield, and an expected life of three years. The fair value of the amended EWB Warrant of $42,000, as well as legal and administrative costs of $92,000, were recorded as a direct reduction from the carrying amount of the Revolving Loan Facility and amortized as interest expense over the remaining term of the Loan and Security Agreement. On February 11, 2021, EWB exercised their warrant on a cashless net exercise basis receiving 27,599 shares of the Company’s common stock.

On May 5, 2020, the Company entered into a Note and Warrant Purchase Agreement with the April 21 Funds, as discussed in Note 8, Financial Liabilities, in which the Company issued warrants (“April 21 Funds Warrants”) to purchase 275,000 shares of common stock of the Company. The April 21 Funds Warrants have a term of three years (subject to early termination upon the closing of an acquisition); provided, that in the event that the Note is not paid in full by the nine-month anniversary of issuance, the term of the April 21 Funds Warrants shall be extended for a period of time equal to the period of time from such nine-month anniversary until the date the Note is fully paid (“Extension Warrants”). The Extension Warrants would have a term of three years from the date of issuance of the latest Extension Warrant to be issued (subject to early termination upon an acquisition). The shares of common stock issuable upon exercise of the April 21 Fund Warrants and any Extension Warrants that may be issued are entitled to the same resale registration rights granted to the April 21 Funds Warrants under the Stockholders Agreement dated December 21, 2017 in connection with the April 21 Funds previous purchase of certain securities of the Company.

Below is the summary of outstanding warrants issued by the Company as of March 31, 2021:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
April 21 Funds Warrants	275,000	$3.50	May 5, 2020	May 5, 2023

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2021 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), vesting of performance stock units ("PSU"), and issuance of RSUs vested but not released	1,703,042
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	1,005,950
Warrants to purchase common stock	275,000
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,819,329

11. Stock-Based Compensation

Stock Incentive Plans

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan, as amended, (the “2011 Plan”), to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grant under the 2011 Plan, including shares rolled over from the 2007 Plan and the 2010 Plan. Subsequent to June 6, 2011 through March 31, 2021, the number of shares of common stock authorized for issuance under the 2011 Plan has been increased by an aggregate of 4,400,000 shares.

Stock Option Plans

A summary of activity for the Company’s stock option plans for the three months ended March 31, 2021 is as follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	550,769	$5.56	4.88	$1,875,719
Granted	—	—
Cancelled or Expired	(292)	14.40
Exercised	(5,254)	6.50
Balance at March 31, 2021	545,223	$5.53	4.68	$3,318,621
Vested or expected to vest at March 31, 2021	545,223	$5.53	4.68	$3,318,621
Exercisable at March 31, 2021	545,223	$5.53	4.68	$3,318,621

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock and the option exercise price of in-the-money options multiplied by the number of such options.

The following table summarizes information about options outstanding as of March 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	458,510	5.09	$4.43	458,510	$4.43
$7.50 - $11.25	66,544	2.94	10.04	66,544	10.04
$11.30 - $16.95	13,472	1.43	12.86	13,472	12.86
$17.60 - $26.40	6,697	0.49	21.55	6,697	21.55
$4.36 - $26.40	545,223	4.68	$5.53	545,223	$5.53

As of March 31, 2021, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2021:

	Number Outstanding	Weighted Average Fair Value
Unvested at December 31, 2020	682,563	$4.34
Granted	82,151	11.18
Vested	(124,558)	5.32
Forfeited	(7,063)	2.93
Unvested at March 31, 2021	633,093	$5.05
Shares vested but not released	344,726	$5.08

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock on the date of grant. As of March 31, 2021, there was $2.6 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.5 years.

Performance Stock Units

The Company granted 200,000 PSUs to a certain key employee during the year ended December 31, 2020, with a grant date fair value of $6.38 per share. The PSUs are subject to the attainment of performance goals established by the Company’s Compensation Committee, the periods during which performance is to be measured, and other limitations and conditions. Performance goals are based on pre-established objectives that specify the manner of determining the number of PSUs that will vest if performance goals are attained. If the employee terminates employment, the non-vested portion of the PSUs will not vest and all rights to the non-vested portion will terminate.

The following is a summary of PSU activity for the three months ended March 31, 2021:

Number Outstanding
Unvested at December 31, 2020	200,000
Granted	—
Vested	(20,000)
Forfeited	—
Unvested at March 31, 2021	180,000

As of March 31, 2021, there was $1.1 million of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a period of 1.8 years. No tax benefit was realized from PSUs for the three months ended March 31, 2021.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$33	$40
Research and development	162	174
Selling and marketing	103	126
General and administrative	460	300
Total	$758	$640

Restricted Stock Unit Net Share Settlements

During the three months ended March 31, 2021 and 2020, the Company repurchased 25,327 and 48,335 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

	Three Months Ended March 31,
Numerator:	2021	2020
Net loss	$(1,465)	$(2,047)
Accretion of Series B convertible preferred stock dividends	(284)	(270)
Numerator for basic net loss per share - net loss available to common stockholders	$(1,749)	$(2,317)

Denominator:
Weighted average common shares outstanding - basic	18,443	17,521
Net loss per common share - basic	$(0.09)	$(0.13)

The following common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2021 and 2020 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Shares of common stock subject to outstanding RSUs	633	1,043
Shares of common stock subject to outstanding PSUs	180	—
Shares of common stock subject to outstanding stock options	545	562
Shares of common stock subject to outstanding warrants	275	40
Shares of common stock issuable upon conversion of Series B convertible preferred stock	5,813	5,536
Total	7,446	7,181

13. Segment Reporting, Geographic Information, and Concentration of Credit Risk

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

Net revenue and gross profit information by segment for the three months ended March 31, 2021 and 2020 are as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Identity:
Net revenue	$13,658	$9,886
Gross profit	3,359	2,974
Gross profit margin	25%	30%
Premises:
Net revenue	8,504	8,234
Gross profit	4,333	4,526
Gross profit margin	51%	55%
Total:
Net revenue	22,162	18,120
Gross profit	7,692	7,500
Gross profit margin	35%	41%
Operating expenses:
Research and development	2,337	2,596
Selling and marketing	4,064	4,497
General and administrative	2,125	2,191
Restructuring and severance	388	65
Total operating expenses:	8,914	9,349
Loss from operations	(1,222)	(1,849)
Non-operating income (expense):
Interest expense, net	(245)	(252)
Foreign currency gains (losses), net	46	86
Loss before income tax provision	$(1,421)	$(2,015)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Americas	$15,148	$13,868
Europe and the Middle East	2,460	2,601
Asia-Pacific	4,554	1,651
Total	$22,162	$18,120

Percentage of net revenue:
Americas	68%	77%
Europe and the Middle East	11%	14%
Asia-Pacific	21%	9%
Total	100%	100%

Concentration of Credit Risk

No customer accounted for 10% or more of net revenue for either of the three months ended March 31, 2021 or 2020. As of March 31, 2021, one customer accounted for 11% of accounts receivable. No customer accounted for 10% of net accounts receivable at December 31, 2020.

Long-lived assets by geographic location as of March 31, 2021 and December 31, 2020 are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Property and equipment, net:
Americas	$646	$606
Europe and the Middle East	83	73
Asia-Pacific	3,039	2,148
Total property and equipment, net	$3,768	$2,827

Operating lease ROU assets:
Americas	$1,818	$2,100
Europe and the Middle East	190	224
Asia-Pacific	966	1,081
Total operating lease right-of-use assets	$2,974	$3,405

14. Restructuring and Severance

 Restructuring expenses incurred during the three months ended March 31, 2021 of $388,000, consists of facility rental related costs of $329,000, which included a charge of $281,000 resulting from the impairment of a right-of-use operating lease asset for office space the Company vacated in the first quarter of 2021, and severance related costs of $59,000. Restructuring expenses incurred during the three months ended March 31, 2020 of $65,000 consists primarily of severance related costs.

15. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was approximately $0.3 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2021 (in thousands):

March 31,
2021
2021 (remaining nine months)	$1,112
2022	1,422
2023	486
2024	243
2025	232
Thereafter	42
Total minimum lease payments	3,537
Less: amount of lease payments representing interest	(419)
Present value of future minimum lease payments	3,118
Less: current liabilities under operating leases	(1,243)
Long-term operating lease liabilities	$1,875

As of March 31, 2021, the weighted average remaining lease term for the Company’s operating leases was 2.8 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.3%. Sublease rental income due in the future under non-cancelable subleases was $1.6 million.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million for the three months ended March 31, 2021. No cash was received from sublease rental income for the three months ended March 31, 2021.

16. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of March 31, 2021 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2021 (remaining nine months)	$14,845	$241	$15,086
2022	165	—	165
Total	$15,010	$241	$15,251

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$321	$399
Accruals for warranties charged to expense	16	9
Cost of warranty claims	(2)	(22)
Balance at end of period	$335	$386

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

17. Subsequent Events

On April 7, 2021, the Company sold an aggregate of 3,779,342 shares of its common stock at a public offering price of $10.65 per share in an underwritten public offering. The Company received net proceeds of approximately $37.9 million from the sale of the common stock in the public offering, after deducting the underwriting discount and other offering related expenses of $2.3 million.

There were no other subsequent events except as disclosed within Note 8, Financial Liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Risk Factors,” The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms the “Company,” “Identiv,” “we” and “us” as used herein refers collectively to Identiv, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Identiv is a global provider of secure identification and physical security.

We are leveraging our Radio Frequency Identification (“RFID”) based physical device-management expertise as well as our physical access, video and analytics solutions to provide leading solutions as our customers, and our customers’ customers, embracing the Internet of Things (“IoT”). Customers in the technology and mobility, consumer, government, healthcare, education and other sectors rely on Identiv’s identification and access solutions. Identiv’s platform encompasses RFID and Near-Field Communication (“NFC”), cybersecurity, and the full spectrum of physical access, video, and audio security. We are bringing the benefits of the IoT to a wide range of physical, connected items.

Identiv’s mission is to digitally enable every physical thing and every physical place on the planet. Our full continuum of security solutions is delivered through our platform of RFID enabled devices, mobile, client/server, cloud, web, dedicated hardware and software defined architectures. In doing so, we believe that we will create smart physical security and a smarter physical world.

Segments

We have organized our operations into two reportable business segments, principally by solution families: Identity and Premises. Our Identity segment includes products and solutions enabling secure access to information serving the logical access and cyber-security market, and protecting connected objects and information using RFID embedded security. Our Premises segment includes our solutions to address the premises security market for government and enterprise, including access control, video surveillance, analytics, audio, access readers and identities.

Factors Affecting Our Performance

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. That pace, scope and depth accelerated during 2020 causing large fluctuations in our operating results. For example, in 2019 our Identity segment experienced a reduction from 2018 overall with modest gains in our RFID business offset by lower access card revenue. During 2020, we saw several events that we believe are opening up the third wave of RFID deployments which is occurring at a much faster pace of growth than historically. We believe significant improvement in chip capabilities at lower costs, combined with the incorporation of the full NFC Data Exchange Format (“NDEF”) protocol by Apple in its iPhone 12 and iOS 14 has accelerated the opportunities for product engineers to integrate RFID into their products to create new and more engaging customer experiences, product reliability and performance. As the market hit this pivot point, we expanded both our capacity and technical leadership. We track growth indicators including design wins, customer launches and technology launches. We have made investments in our technology, world class quality and automation, and we believe that our competitive advantages will continue to drive growth.

We believe the underlying, long-term trend is continued RFID adoption by multiple verticals. We also believe that expanding use cases fosters adoption across verticals and into other markets. In addition, we do not have any significant concentration of customers so we believe that our demand will continue to be resilient to the loss of any individual customer or application.

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

	Three Months Ended March 31,
	2021	2020	% Change
Identity:
Net revenue	$13,658	$9,886	38%
Gross profit	3,359	2,974	13%
Gross profit margin	25%	30%
Premises:
Net revenue	8,504	8,234	3%
Gross profit	4,333	4,526	(4%)
Gross profit margin	51%	55%
Total:
Net revenue	22,162	18,120	22%
Gross profit	7,692	7,500	3%
Gross profit margin	35%	41%
Operating expenses:
Research and development	2,337	2,596	(10%)
Selling and marketing	4,064	4,497	(10%)
General and administrative	2,125	2,191	(3%)
Restructuring and severance	388	65	N/A
Total operating expenses:	8,914	9,349	(5%)
Loss from operations	(1,222)	(1,849)	(34%)
Non-operating income (expense):
Interest expense, net	(245)	(252)	(3%)
Foreign currency gains (losses), net	46	86	(47%)
Loss before income taxes	$(1,421)	$(2,015)	(29%)

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Americas	$15,148	$13,868
Europe and the Middle East	2,460	2,601
Asia-Pacific	4,554	1,651
Total	$22,162	$18,120

Percentage of net revenue:
Americas	68%	77%
Europe and the Middle East	11%	14%
Asia-Pacific	21%	9%
Total	100%	100%

Net Revenue

Net revenue for the three months ended March 31, 2021 was $22.2 million, an increase of 22% compared with $18.1 million for the comparable period of 2020. Net revenue in the Americas was $15.1 million for the three months ended March 31, 2021, an increase of 9% compared to $13.9 million for the comparable period of 2020. Net revenue from our Premises solution for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 51% of our net revenue in the Americas. Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $7.0 million for the three months ended March 31, 2021, an increase of 65% compared with the comparable period of 2020. Sales of RFID and NFC products and smart card readers comprise a significant proportion of our net revenue in these regions.

Net revenue in our Identity segment, which represented 62% of our net revenue, was $13.7 million for the three months ended March 31, 2021, an increase of 38% compared with $9.9 million for the comparable period of 2020. Net revenue in this segment in the Americas for the three months ended March 31, 2021 increased 16% compared with the comparable period of 2020 primarily due to higher sales of RFID transponder products and smart card readers. The primary driver of higher sales of our RFID transponder products was the broad adoption of NFC, and the continued demand for smart card reader products with shelter in place actions driving the need for more work from home technologies. Net revenue in this segment in Europe, the Middle East, and the Asia-Pacific increased approximately 80% for the three months ended March 31, 2021 compared with the comparable period of 2020 due to higher sales of RFID transponder products and smart card readers. RFID transponder products comprised approximately 63% of net revenue in these regions for the three months ended March 31, 2021, and 45% of net revenue for the three months ended March 31, 2020, while smart card reader sales for the three months ended March 31, 2021 and 2020 comprised approximately 24% and 36% of the net revenue.

Net revenue in our Premises segment, which represented 38% of our net revenue, was $8.5 million for the three months ended March 31, 2021, an increase of 3% compared with $8.2 million for the comparable period of 2020. Net revenue in this segment in the Americas for the three months ended March 31, 2021 increased 4% compared with the comparable period of 2020 primarily due to higher Hirsch Velocity software product sales and related support services, particularly in the federal government, partially offset by lower sales of video technology and analytics software products and related support services. Net revenue in this segment across Europe, the Middle East, and Asia-Pacific was comparable to the comparable period of 2020.

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

More recently, in response to the new needs for health and safety in the physical security market overall, due to the COVID-19 pandemic, we have released products to address these trends. During 2020, we launched our contact tracing downloadable extension for our Velocity access system, our occupancy tracking system based on our 3VR platform, our MobilisID touchless reader and our temperature tracking tag. In addition, with the economic impact of the COVID-19 pandemic creating more uncertainty for our customers, we have released several products which are subscription based and which allow payments over time for our physical access and video solutions as a service.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2021 was $7.7 million, or 35% of net revenue, compared with $7.5 million, or 41% of net revenue in the comparable period of 2020. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

In our Identity segment, gross profit was $3.4 million in the three months ended March 31, 2021 compared with $3.0 million in the comparable period of 2020. Gross profit margins in the Identity segment decreased to 25% in the three months ended March 31, 2021 from 30% in the comparable period of 2020 primarily due to the change in product mix, with a higher proportion of lower margin RFID transponder product sales.

In our Premises segment, gross profit was $4.3 million in the three months ended March 31, 2021 compared with $4.5 million in the comparable period of 2020. Gross profit margins in the Premises segment decreased to 51% in the three months ended March 31, 2021 from 55% in the comparable period of 2020 primarily due to product mix, with lower sales of higher margin video analytics software and services compared to the comparable period in 2020.

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

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2021 and 2020 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended March 31,
	2021	2020	% Change
Research and development	$2,337	$2,596	(10%)
as a % of net revenue	11%	14%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three months ended March 31, 2021 decreased compared to the comparable prior year period primarily due to lower headcount and related costs, partially offset by higher external contractor costs.

Selling and Marketing

	Three Months Ended March 31,
	2021	2020	% Change
Selling and marketing	$4,064	$4,497	(10%)
as a % of net revenue	18%	25%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended March 31, 2021 decreased compared to the comparable prior year period primarily due to lower amortization expense associated with intangible assets that were fully amortized in the fourth quarter of 2020, and higher recruiting fees in the three months ended March 31, 2020.

General and Administrative

	Three Months Ended March 31,
	2021	2020	% Change
General and administrative	$2,125	$2,191	(3%)
as a % of net revenue	10%	12%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expense for the three months ended March 31, 2021 decreased compared to the prior year period primarily due to reductions in headcount and related costs associated with our continued integration efforts across general and administrative functions.

Restructuring and Severance Charges

	Three Months Ended March 31,
	2021	2020	% Change
Restructuring and severance	$388	$65	N/A

Restructuring expenses incurred during the three months ended March 31, 2021 of $388,000, consists of facility rental related costs of $329,000, which included a charge of $281,000 resulting from the impairment of a right-of-use operating lease asset for office space we vacated in the first quarter of 2021, and severance related costs of $59,000. Restructuring expenses incurred during the three months ended March 31, 2020 of $65,000 consist primarily of severance related costs.

See Note 14, Restructuring and Severance, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three months ended March 31, 2021 and 2020 is set forth below (dollars in thousands).

	Three Months Ended March 31,
	2021	2020	% Change
Interest expense, net	$(245)	$(252)	(3%)
Foreign currency gains (losses), net	$46	$86	(47%)

Interest expense, net consists of interest on financial liabilities, amortization of debt issuance costs, and interest accretion expense for a liability on a contractual payment obligation arising from our acquisition of Hirsch Electronics Corporation.

The decrease in interest expense for the three months ended March 31, 2021 compared to the comparable period of 2020 was primarily attributable to lower borrowings outstanding under our revolving loan facility with our lender. See Note 7, Contractual Payment Obligation and Note 8, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

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

Income Tax Provision

	Three Months Ended March 31,
	2021	2020	% Change
Income tax provision	$(44)	$(32)	38%
Effective tax rate	(3%)	(2%)

As of March 31, 2021, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more-likely-than-not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three months ended March 31, 2021. The effective tax rates for the three months ended March 31, 2021 and 2020 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of March 31, 2021, our working capital, defined as current assets less current liabilities, was $10.1 million, a decrease of $1.8 million compared to $11.9 million as of December 31, 2020. As of March 31, 2021, our cash balance was $11.5 million.

Sale of Common Stock

On April 7, 2021, we sold an aggregate of 3,779,342 shares of our common stock at a public offering price of $10.65 per share in an underwritten public offering. We received net proceeds of approximately $37.9 million from the sale of the common stock in the public offering, after deducting the underwriting discount and other offering related expenses of $2.3 million.

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

The maturity date of the main revolving loan facility is February 8, 2023. The non-formula revolving loan facility will terminate on February 7, 2022, however we may, at our option if certain conditions are met, convert prior to their maturity any loans under the non-formula revolving loan facility to a term loan that will fully amortize and mature on February 1, 2025. Advances under the revolving loan facilities and the term loan (if converted) will initially bear interest at a per annum rate equal to the prime rate as determined under the Loan and Security Agreement plus 0.25%. On April 30, 2021, we entered into an amendment to our Loan and Security Agreement which reduced the per annum interest rate to the prime interest rate.

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

See Note 8, Financial Liabilities and Note 10, Stockholders’ Equity in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

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

On February 5, 2021, we entered into an amendment to our secured subordinated promissory note with April 21 Funds, which extended the initial term of the Notes to March 31, 2021. As a result of the amendment, if the Notes are repaid on or before March 31, 2021, we will incur no further interest on the Notes, or be obligated to issue additional warrants. As of March 31, 2021, the principal amount outstanding under the Notes was $2.8 million.

On March 31, 2021, April 21 Funds waived any additional warrants issuable, and interest payable, to April 21 Funds through May 5, 2021. On April 13, 2021, we repaid the remaining principal amount outstanding of $2.8 million.

Paycheck Protection Program

On April 9, 2020, we entered into a promissory note (the PPP Note”) under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Note is dated April 8, 2020 with EWB. We borrowed a principal amount of approximately $2.9 million. The interest on the PPP Note is 1.0% per annum. The PPP Note is payable two years from the date of the PPP Note, and there is no prepayment penalty. All interest which accrues during the initial six months of the loan period is deferred and payable on the maturity date of the PPP Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with Small Business Administration rules established for the Paycheck Protection Program. The principal amount outstanding, including accrued interest, is included in current portion – financial liabilities and other accrued expenses and liabilities in the accompanying consolidated balance sheets, as we expect all amounts outstanding will be forgiven in 2021.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2021, the amount of cash included at such subsidiaries was $1.6 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of March 31, 2021, we had a total accumulated deficit of $412.1 million. During the three months ended March 31, 2021, we had a net loss of $1.5 million.

We believe our existing cash balance, together with cash generated from operations and available credit under our Loan and Security Agreement, as well as the $37.9 million net proceeds received in our underwritten public offering in April 2021, will be sufficient to satisfy our working capital needs to fund operations for the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also choose to finance our business through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Debt or any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain debt or equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the three months ended March 31, 2021 and 2020 (in thousands):

	March 31,
	2021	2020
Net cash used in operating activities	$(411)	$(3,709)
Net cash used in investing activities	(1,131)	(137)
Net cash provided by financing activities	1,963	3,412
Effect of exchange rates on cash and cash equivalents	(312)	(253)
Net increase (decrease) in cash and cash equivalents	109	(687)
Cash and cash equivalents at beginning of period	11,409	9,383
Cash and cash equivalents at end of period	$11,518	$8,696

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2021 was primarily due to net loss of $1.5 million, a decrease in cash from net changes in operating assets and liabilities of $0.5 million, and adjustments for certain non-cash items of $1.6 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, stock-based compensation, and impairment of a right-of-use operating lease asset.

Cash used in operating activities for the three months ended March 31, 2020 was primarily due to net loss of $2.0 million, a decrease in cash from net changes in operating assets and liabilities of $3.2 million, and adjustments for certain non-cash items of $1.5 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2021 and 2020 was $1.1 million and $0.1 million, respectively, which related to capital expenditures.

Cash flows from financing activities

Cash provided by financing activities during the three months ended March 31, 2021 was primarily due to net borrowings under our revolving loan facility of $2.2 million, partially offset by taxes paid related to net share settlement of restricted stock units of $0.3 million.

Cash provided by financing activities during the three months ended March 31, 2020 was primarily due to net borrowings under our revolving loan and term loan facilities of $3.6 million, partially offset by taxes paid related to net share settlement of restricted stock units of $0.2 million.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties, except as disclosed in Note 7, Contractual Payment Obligation.

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

During the three months ended March 31, 2021, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to claims arising in the ordinary course of business or could be named a defendant in lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows.

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth under Part I - Item 1A (Risk Factors) in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Other than as discussed below, there have been no material changes from the risk factors disclosed in our 2020 Annual Report on Form 10-K. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

We depend on a number of suppliers and contract manufacturers for the production of our products and components making us potentially vulnerable to supply disruption.

Our reliance on suppliers and contract manufacturers for the production of our products and hardware components could result in product delivery problems and delays. We may suffer a disruption if the supply of components causes us to be unable to purchase sufficient components on a timely basis. For example, the global semiconductor shortage in 2021 may adversely impact our ability to meet product demand in a timely fashion. This shortage, which is due in part to COVID-19, may persist for an indefinite period of time and could have a negative impact on our revenue and operating results. Low inventory levels can affect our ability to meet customer demand, lengthen lead times and potentially cause us to miss opportunities, lose market share and/or damage customer relationships, also adversely affecting our business. Although we have taken steps to insure we have adequate supply for expected customer demand, there can be no assurance that our efforts will be successful. If we are not able to get the necessary products and components on a timely basis, our business, financial condition and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2021 and 2020, we repurchased 25,327 shares and 48,335 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Item 6. Exhibits

Exhibit Number	Description

10.1^	Waiver Under Note and Warrant Purchase Agreement, dated as of March 31, 2021.

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

IDENTIV, INC.

May 10, 2021	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

May 10, 2021	By:	/S/ Sandra Wallach
Sandra Wallach
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)