Form 10-Q
period 2021-06-30
Identiv, Inc.
filed 2021-08-12
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, the registrant had 22,160,165 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$36,370	$11,409
Accounts receivable, net of allowances of $386 and $178 as of June 30, 2021 and December 31, 2020, respectively	17,746	18,927
Inventories	21,894	20,296
Prepaid expenses and other current assets	4,676	2,813
Total current assets	80,686	53,445
Property and equipment, net	4,101	2,827
Operating lease right-of-use assets	2,683	3,405
Intangible assets, net	7,036	7,563
Goodwill	10,299	10,266
Other assets	1,094	1,171
Total assets	$105,899	$78,677
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,635	$10,964
Contractual payment obligation	531	1,040
Financial liabilities, net of debt issuance costs of $127 and $59 as of June 30, 2021 and December 31, 2020, respectively	9,853	20,084
Operating lease liabilities	1,265	1,279
Deferred revenue	2,340	1,981
Accrued compensation and related benefits	2,943	2,985
Other accrued expenses and liabilities	4,537	3,240
Total current liabilities	30,104	41,573
Long-term operating lease liabilities	1,556	2,272
Long-term deferred revenue	281	385
Other long-term liabilities	268	258
Total liabilities	32,209	44,488
Commitments and contingencies (see Note 16)
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 23,566 and 19,450 shares issued and 22,123 and 18,055 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	23	19
Additional paid-in capital	491,431	452,129
Treasury stock, 1,443 and 1,395 shares as of June 30, 2021 and December 31, 2020, respectively	(10,519)	(9,933)
Accumulated deficit	(409,608)	(410,609)
Accumulated other comprehensive income	2,358	2,578
Total stockholders' equity	73,690	34,189
Total liabilities and stockholders' equity	$105,899	$78,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	$23,993	$19,105	$46,155	$37,225
Cost of revenue	15,153	11,393	29,623	22,013
Gross profit	8,840	7,712	16,532	15,212
Operating expenses:
Research and development	2,131	2,422	4,468	5,018
Selling and marketing	4,147	4,236	8,211	8,733
General and administrative	2,595	2,151	4,720	4,342
Decrease in fair value of earnout liability	—	(261)	—	(261)
Restructuring and severance	274	1,417	662	1,482
Total operating expenses	9,147	9,965	18,061	19,314
Loss from operations	(307)	(2,253)	(1,529)	(4,102)
Non-operating income (expense):
Interest expense, net	(144)	(407)	(389)	(659)
Gain on forgiveness of Paycheck Protection Program note	2,946	—	2,946	—
Foreign currency gains (losses), net	—	(30)	46	56
Income (loss) before income tax provision	2,495	(2,690)	1,074	(4,705)
Income tax provision	(29)	(59)	(73)	(91)
Net income (loss)	2,466	(2,749)	1,001	(4,796)

Other comprehensive income (loss):
Foreign currency translation adjustment	63	215	(220)	(265)
Comprehensive income (loss)	$2,529	$(2,534)	$781	$(5,061)

Net income (loss) per common share:
Basic	$0.10	$(0.17)	$0.02	$(0.30)
Diluted	$0.09	$(0.17)	$0.02	$(0.30)

Weighted average shares used in computing net income (loss) per common share:
Basic	21,908	17,941	20,185	17,730
Diluted	28,751	17,941	21,092	17,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended June 30, 2021
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, March 31, 2021	5,000	$5	18,161	$19	$452,921	$(10,186)	$(412,074)	$2,295	$32,980
Net income	—	—	—	—	—	—	2,466	—	2,466
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	63	63
Issuance of common stock in connection with vesting of stock awards	—	—	195	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	697	—	—	—	697
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(23)	—	—	(333)	—	—	(333)
Issuance of common stock in connection with public offering	—	—	3,779	4	37,711	—	—	—	37,715
Proceeds from exercise of stock options	—	—	11	—	102	—	—	—	102
Balances, June 30, 2021	5,000	$5	22,123	$23	$491,431	$(10,519)	$(409,608)	$2,358	$73,690

	Six Months Ended June 30, 2021
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2020	5,000	$5	18,055	$19	$452,129	$(9,933)	$(410,609)	$2,578	$34,189
Net income	—	—	—	—	—	—	1,001	—	1,001
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(220)	(220)
Issuance of common stock in connection with vesting of stock awards	—	—	293	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,455	—	—	—	1,455
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(48)	—	—	(586)	—	—	(586)
Issuance of common stock in connection with warrant exercise	—	—	28	—	—	—	—	—	—
Issuance of common stock in connection with public offering	—	—	3,779	4	37,711	—	—	—	37,715
Proceeds from exercise of stock options	—	—	16	—	136	—	—	—	136
Balances, June 30, 2021	5,000	$5	22,123	$23	$491,431	$(10,519)	$(409,608)	$2,358	$73,690

	Three Months Ended June 30, 2020
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, March 31, 2020	5,000	$5	17,475	$19	$448,604	$(9,268)	$(407,551)	$1,545	33,354
Net loss	—	—	—	—	—	—	(2,749)	—	(2,749)
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	215	215
Issuance of common stock in connection with vesting of stock awards	—	—	212	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	751	—	—	—	751
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(46)	—	—	(183)	—	—	(183)
Issuance of common stock in connection with earnout liability	—	—	157	—	489	—	—	—	489
Issuance of shares to non-employees	—	—	62	—	304	—	—	—	304
Issuance of warrants	—	—	—	—	332	—	—	—	332
Balances, June 30, 2020	5,000	$5	17,860	$19	$450,480	$(9,451)	$(410,300)	$1,760	$32,513

	Six Months Ended June 30, 2020
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2019	5,000	$5	16,986	$18	$447,965	$(9,043)	$(405,504)	$2,025	$35,466
Net loss	—	—	—	—	—	—	(4,796)	—	(4,796)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(265)	(265)
Issuance of common stock in connection with vesting of stock awards	—	—	362	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,391	—	—	—	1,391
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(94)	—	—	(408)	—	—	(408)
Issuance of common stock in connection with warrant exercise	—	—	387	1	(1)	—	—	—	—
Issuance of common stock in connection with earnout liability	—	—	157	—	489	—	—	—	489
Issuance of shares to non-employees	—	—	62	—	304	—	—	—	304
Issuance of warrants	—	—	—	—	332	—	—	—	332
Balances, June 30, 2020	5,000	$5	17,860	$19	$450,480	$(9,451)	$(410,300)	$1,760	$32,513

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$1,001	$(4,796)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	958	1,650
Gain on forgiveness of Paycheck Protection Program note	(2,946)	—
Accretion of interest on contractual payment obligation	33	87
Amortization of debt issuance costs	88	146
Stock-based compensation expense	1,455	1,391
Impairment of right-of-use operating lease assets	281	1,199
Decrease in fair value of earnout liability	—	(261)
Changes in operating assets and liabilities:
Accounts receivable	1,259	405
Inventories	(1,612)	(2,608)
Prepaid expenses and other assets	(1,785)	(555)
Accounts payable	(2,303)	699
Contractual payment obligation liability	(542)	(410)
Deferred revenue	255	(41)
Accrued expenses and other liabilities	996	(1,176)
Net cash used in operating activities	(2,862)	(4,270)
Cash flows from investing activities:
Capital expenditures	(1,672)	(614)
Net cash used in investing activities	(1,672)	(614)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	3,964	4,345
Repayments under revolving loan facility	(8,568)	(1,347)
Repayments under East West Bank term loan	—	(750)
Proceeds from April 21 Funds promissory notes	—	4,000
Repayments of April 21 Funds promissory notes	(2,800)	—
Proceeds from the sale of common stock, net of issuance costs	37,715	—
Proceeds from Paycheck Protection Program note	—	2,915
Taxes paid related to net share settlement of restricted stock units	(586)	(408)
Proceeds from exercise of stock options	136	—
Net cash provided by financing activities	29,861	8,755
Effect of exchange rates on cash and cash equivalents	(366)	(139)
Net increase in cash and cash equivalents	24,961	3,732
Cash and cash equivalents at beginning of period	11,409	9,383
Cash and cash equivalents at end of period	$36,370	$13,115

Supplemental Disclosures of Cash Flow Information:
Interest paid	$289	$515
Taxes paid, net	$54	$17
Non-cash investing and financing activities:
Common stock issued to settle vendor liability	$—	$304
Common stock issued to settle earnout liability	$—	$489
Fair value of warrants issued in connection with financial liabilities	$—	$332

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal year 2020 condensed consolidated financial statements to conform to the fiscal year 2021 presentation. The reclassifications had no impact on net income (loss), total assets, total liabilities, or stockholders’ equity.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three Months Ended June 30,
	2021			2020
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$13,382	$826	$14,208	$12,725	$945	$13,670
Europe and the Middle East	3,531	95	3,626	2,535	95	2,630
Asia-Pacific	6,159	—	6,159	2,805	—	2,805
Total	$23,072	$921	$23,993	$18,065	$1,040	$19,105

	Six Months Ended June 30,
	2021			2020
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$27,778	$1,578	$29,356	$25,370	$2,168	$27,538
Europe and the Middle East	5,895	191	6,086	5,038	192	5,230
Asia-Pacific	10,713	—	10,713	4,457	—	4,457
Total	$44,386	$1,769	$46,155	$34,865	$2,360	$37,225

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

Changes in deferred revenue during the six months ended June 30, 2021 and June 30, 2020 were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Deferred revenue, beginning of period	$2,366	$2,833
Deferral of revenue billed in current period, net of recognition	1,658	1,619
Recognition of revenue deferred in prior periods	(1,403)	(1,660)
Deferred revenue, end of period	$2,621	$2,792

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $0.7 million as of June 30, 2021. Since the Company typically invoices customers at contract inception, this amount is included in the deferred revenue balance. As of June 30, 2021, the Company expects to recognize 35% of the revenue related to these unsatisfied performance obligations during the remainder of 2021, 42% during 2022, and 23% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e., commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the six months ended June 30, 2021, total capitalized costs to obtain contracts were immaterial.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2021 and December 31, 2020, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of June 30, 2021 and December 31, 2020, there were no liabilities measured and recognized at fair value on a recurring basis, other than contingent consideration related to prior acquisitions as of December 31, 2020 which had no fair value.

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

As of June 30, 2021 and December 31, 2020, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2021 and December 31, 2020, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

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

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Identity	Premises	Total
Balance at December 31, 2020	$3,554	$6,712	$10,266
Currency translation adjustment	—	33	33
Balance at June 30, 2021	$3,554	$6,745	$10,299

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the consolidated statement of comprehensive income (loss). During the six months ended June 30, 2021 and 2020, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount at June 30, 2021	$767	$9,132	$15,794	$25,693
Accumulated amortization	(458)	(5,992)	(12,207)	(18,657)
Intangible assets, net at June 30, 2021	$309	$3,140	$3,587	$7,036

Gross carrying amount at December 31, 2020	$765	$9,123	$15,771	$25,659
Accumulated amortization	(382)	(5,773)	(11,941)	(18,096)
Intangible assets, net at December 31, 2020	$383	$3,350	$3,830	$7,563

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as indicated in the table above. The Company performs an evaluation of it its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the six months ended June 30, 2021 and 2020.

The following table summarizes the amortization expense included in the unaudited condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$114	$222	$226	$446
Selling and marketing	168	417	335	835
Total	$282	$639	$561	$1,281

The estimated annual future amortization expense for purchased intangible assets with definite lives as of June 30, 2021 was as follows (in thousands):

2021 (remaining six months)	$562
2022	1,125
2023	1,048
2024	971
2025	971
Thereafter	2,359
Total	$7,036

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	June 30,	December 31,
	2021	2020
Raw materials	$7,601	$6,518
Work-in-progress	27	34
Finished goods	14,266	13,744
Total	$21,894	$20,296

Property and equipment, net consists of (in thousands):

	June 30,	December 31,
	2021	2020
Building and leasehold improvements	$1,218	$1,498
Furniture, fixtures and office equipment	1,341	1,295
Plant and machinery	13,027	11,429
Purchased software	2,277	2,191
Total	17,863	16,413
Accumulated depreciation	(13,762)	(13,586)
Property and equipment, net	$4,101	$2,827

The Company recorded depreciation expense of $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and $0.4 million during the six months ended June 30, 2021 and 2020, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	June 30,	December 31,
	2021	2020
Accrued professional fees	$557	$586
Customer deposits	174	72
Accrued warranties	352	321
Accrued restructuring	613	801
Rental payments due landlord	541	158
Other accrued expenses	2,300	1,302
Total	$4,537	$3,240

The rental payments due landlord relate to leased office space acquired in a prior acquisition. The office space was subleased, but the tenant went into default for non-payment beginning April 1, 2020. The Company is currently in active negotiations with the lessor to negotiate a settlement of the outstanding lease obligation.

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

On April 13, 2020, the Company, Secure Keyboards, and Secure Networks, amended the 2009 Settlement Agreement. The amendment reduced the amount of quarterly payments due under the obligation in 2020, and requires three additional quarterly payments in 2021. The Company’s remaining payment obligation under the 2009 Settlement Agreement, as amended, was extended through October 31, 2021. The Company included approximately $14,000 and $33,000 of interest expense during the three and six months ended June 30, 2021, respectively, and approximately $55,000 and $87,000 of interest expense during the three and six months ended June 30, 2020, respectively, in its condensed consolidated statements of comprehensive income (loss) for interest accreted on the payment obligation.

The payment obligation under the 2009 Settlement Agreement, as amended, as of June 30, 2021, is as follows (in thousands):

2021 (remaining six months)	$541
Present value discount factor	(10)
Total	$531

8. Financial Liabilities

Financial liabilities consist of (in thousands):

	June 30,	December 31,
	2021	2020
Revolving loan facility	$9,980	$14,428
April 21 Funds promissory notes	—	2,800
Paycheck Protection Program note	—	2,915
Total	9,980	20,143
Less: Current maturities of financial liabilities	(9,853)	(20,084)
Less: Unamortized debt issuance costs	(127)	(59)
Long-term financial liabilities	$—	$—

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

As of June 30, 2021, the Company was in compliance with all financial covenants under the Revolving Loan Facility.

April 21 Funds

On May 5, 2020, the Company issued secured subordinated promissory notes in an aggregate principal amount of $4.0 million (the “Notes”) to 21 April Fund, LP and 21 April Fund, Ltd. (collectively referred to as the “April 21 Funds”) pursuant to a Note and Warrant Purchase Agreement entered into with the April 21 Funds (the “Note Purchase Agreement”). The Notes were collateralized by the Company’s assets, but subordinate to the Company’s obligations to EWB under its Loan and Security Agreement. Proceeds from the sale of the Notes were only to be used for expenses incurred by the Company in connection with its provisions of goods and services under a statement of work with a third party. The Notes had an initial term of nine months and did not bear interest during that period. If the Notes were not repaid on or before the nine-month anniversary of issuance, (a) the Notes would thereafter bear interest of 8% per annum, payable quarterly, and (b) additional warrants to purchase common stock would be issuable to the April 21 Funds for each month all or a portion of the Notes remain unpaid, as further detailed in the Note Purchase Agreement. In the event the Notes were not paid in full by the first anniversary of their issuance, May 5, 2021, they would thereafter bear interest of 12% per annum, payable quarterly, and additional warrants would be issuable to the April 21 Funds.

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

Paycheck Protection Program

On April 9, 2020, the Company entered into a promissory note (the “PPP Note”) under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Note was dated April 8, 2020 with EWB. The Company borrowed a principal amount of approximately $2.9 million. The interest on the PPP Note was 1.0% per annum. The PPP Note was payable two years from the date of the PPP Note, and there was no prepayment penalty. All interest which accrues during the initial six months of the loan period was deferred and payable on the maturity date of the PPP Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with Small Business Administration rules established for the Paycheck Protection Program. On May 7, 2021, the principal and accrued interest amounts outstanding of approximately $2.9 million under the Company’s promissory note pursuant to the Paycheck Protection Program had been forgiven. As a result, the Company recorded a gain on forgiveness of debt of $2.9 million in the second quarter of 2021.

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

The Company applies the provisions of, and accounted for uncertain tax positions in accordance, with ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (the “Act”) into law. The $1.9 trillion Act includes COVID-19 relief, as well as broader stimulus, but also includes several revenue-raising and business tax provisions. The CARES Act also includes several significant provisions for corporations, including the usage of net operating losses and payroll benefits. Several foreign (non-U.S.) jurisdictions in which the Company operates have taken similar economic stimulus measures. The Act and the CARES Act had no material impact on the Company’s condensed consolidated financial statements and disclosures.

10. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following tables summarize Series B convertible preferred stock and the accretion of dividend activity for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Series B Convertible Preferred Stock:
Balance at beginning of period	$22,969	$21,875
Cumulative dividends on Series B convertible preferred stock	570	543
Balance at end of period	$23,539	$22,418
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	5,742	5,469
Cumulative dividends on Series B convertible preferred stock	143	135
Number of shares at end of period	5,885	5,604

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of June 30, 2021 would be convertible into 5,884,594 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of June 30, 2021, none of the contingent conditions to adjust the total common shares to convert the shares had been met.

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

Sale of Common Stock

On April 7, 2021, the Company sold an aggregate of 3,779,342 shares of its common stock at a public offering price of $10.65 per share in an underwritten public offering. The Company received net proceeds of approximately $37.7 million from the sale of the common stock in the public offering, after deducting the underwriting discounts and other offering related expenses of $2.5 million.

Common Stock Warrants

On February 8, 2017, the Company entered into a Loan and Security Agreement with EWB. In connection with the Loan and Security Agreement, the Company issued to EWB a warrant (the "EWB Warrant") to purchase up to 40,000 shares of the Company's common stock at a per share exercise price of $3.64 which were immediately exercisable for cash or by net exercise and expire on February 8, 2022. On May 5, 2020, the Company entered into an amendment to the Loan and Security Agreement, which included amending the EWB Warrant, reducing its exercise price from $3.64 to $3.50 per share and extending the expiration date of the EWB Warrant from February 8, 2022 to February 8, 2023. The Company calculated the fair value of the amended EWB Warrant using the Black Scholes pricing model using the following assumptions: estimated volatility of 63.2%, risk free interest rate of 0.24%, no dividend yield, and an expected life of three years. The fair value of the amended EWB Warrant of $42,000, as well as legal and administrative costs of $92,000, were recorded as a direct reduction from the carrying amount of the Revolving Loan Facility and amortized as interest expense over the remaining term of the Loan and Security Agreement. On February 11, 2021, EWB exercised their warrant on a cashless net exercise basis receiving 27,599 shares of the Company’s common stock.

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

Below is the summary of outstanding warrants issued by the Company as of June 30, 2021:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
April 21 Funds Warrants	275,000	$3.50	May 5, 2020	May 5, 2023

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2021 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), vesting of performance stock units ("PSU"), and issuance of RSUs vested but not released	1,514,543
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	1,011,418
Warrants to purchase common stock	275,000
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,636,298

11. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan, as amended, (the “2011 Plan”), to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2021:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	550,769	$5.56	4.88	$1,875,719
Granted	—	—
Cancelled or Expired	(792)	20.21
Exercised	(16,651)	8.19
Balance at June 30, 2021	533,326	$5.46	4.49	$6,182,448
Vested or expected to vest at June 30, 2021	533,326	$5.46	4.49	$6,182,448
Exercisable at June 30, 2021	533,326	$5.46	4.49	$6,182,448

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock and the stock option exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of June 30, 2021:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	454,010	4.87	$4.41	454,010	$4.41
$7.50 - $11.25	61,817	2.73	10.17	61,817	10.17
$11.30 - $16.95	11,302	1.23	13.03	11,302	13.03
$17.60 - $26.40	6,197	0.27	21.38	6,197	21.38
$4.36 - $26.40	533,326	4.49	$5.46	533,326	$5.46

As of June 30, 2021, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2021:

	Number Outstanding	Weighted Average Fair Value
Unvested at December 31, 2020	682,563	$4.34
Granted	136,356	12.20
Vested	(257,440)	5.33
Forfeited	(42,973)	4.32
Unvested at June 30, 2021	518,506	$5.92
RSUs vested but not released	286,211	$4.94

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock on the date of grant. As of June 30, 2021, there was $2.6 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.4 years.

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

The following is a summary of PSU activity for the six months ended June 30, 2021:

Number Outstanding
Unvested at December 31, 2020	200,000
Granted	—
Vested	(23,500)
Forfeited	—
Unvested at June 30, 2021	176,500

As of June 30, 2021, there was $1.1 million of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a period of 1.5 years. No tax benefit was realized from PSUs for the six months ended June 30, 2021.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$48	$41	$81	$81
Research and development	93	173	255	347
Selling and marketing	124	118	227	244
General and administrative	432	419	892	719
Total	$697	$751	$1,455	$1,391

Restricted Stock Unit Net Share Settlements

During the six months ended June 30, 2021 and 2020, the Company repurchased 48,590 and 94,134 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

The calculations for basic and diluted net income (loss) per common share for the three and six months ended June 30, 2021 and June 30, 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$2,466	$(2,749)	$1,001	$(4,796)
Accretion of Series B convertible preferred stock dividends	(286)	(272)	(570)	(543)
Net income (loss) available to common stockholders	$2,180	$(3,021)	$431	$(5,339)

Denominator:
Weighted average common shares outstanding - basic	21,908	17,941	20,185	17,730
Net income (loss) per common share - basic	$0.10	$(0.17)	$0.02	$(0.30)

Diluted net income (loss) per common share:
Numerator:
Net income (loss) available to common stockholders	$2,180	$(3,021)	$431	$(5,339)
Plus: accretion of Series B convertible preferred stock dividends, if dilutive	286	—	—	—
Net income (loss) available to common stockholders	$2,466	$(3,021)	$431	$(5,339)

Denominator:
Weighted average common shares outstanding - basic	21,908	17,941	20,185	17,730
Dilutive securities:
Stock options, RSUs, PSUs, and warrants	958	—	907	—
Convertible preferred shares	5,885	—	—	—
Weighted average common shares outstanding - diluted	28,751	17,941	21,092	17,730
Net income (loss) per common share - diluted	$0.09	$(0.17)	$0.02	$(0.30)

The following common stock equivalents have been excluded from diluted net income (loss) per share for the three and six months ended June 30, 2021 and 2020 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares of common stock subject to outstanding RSUs	—	1,119	—	1,119
Shares of common stock subject to outstanding PSUs	177	—	177	—
Shares of common stock subject to outstanding stock options	6	554	6	554
Shares of common stock subject to outstanding warrants	—	315	—	315
Shares of common stock issuable upon conversion of Series B convertible preferred stock	—	5,604	5,885	5,604
Total	183	7,592	6,068	7,592

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

Net revenue and gross profit information by segment for the three and six months ended June 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Identity:
Net revenue	$14,796	$11,623	$28,454	$21,509
Gross profit	3,563	3,619	6,922	6,593
Gross profit margin	24%	31%	24%	31%
Premises:
Net revenue	9,197	7,482	17,701	15,716
Gross profit	5,277	4,093	9,610	8,619
Gross profit margin	57%	55%	54%	55%
Total:
Net revenue	23,993	19,105	46,155	37,225
Gross profit	8,840	7,712	16,532	15,212
Gross profit margin	37%	40%	36%	41%
Operating expenses:
Research and development	2,131	2,422	4,468	5,018
Selling and marketing	4,147	4,236	8,211	8,733
General and administrative	2,595	2,151	4,720	4,342
Decrease in fair value of earnout liability	—	(261)	—	(261)
Restructuring and severance	274	1,417	662	1,482
Total operating expenses:	9,147	9,965	18,061	19,314
Loss from operations	(307)	(2,253)	(1,529)	(4,102)
Non-operating income (expense):
Interest expense, net	(144)	(407)	(389)	(659)
Gain on forgiveness of Paycheck Protection Program note	2,946	—	2,946	—
Foreign currency gains (losses), net	—	(30)	46	56
Income (loss) before income tax provision	$2,495	$(2,690)	$1,074	$(4,705)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas	$14,208	$13,670	$29,356	$27,538
Europe and the Middle East	3,626	2,630	6,086	5,230
Asia-Pacific	6,159	2,805	10,713	4,457
Total	$23,993	$19,105	$46,155	$37,225

Percentage of net revenue:
Americas	59%	71%	64%	74%
Europe and the Middle East	15%	14%	13%	14%
Asia-Pacific	26%	15%	23%	12%
Total	100%	100%	100%	100%

Concentration of Credit Risk

No customer accounted for 10% or more of net revenue for either of the three or six months ended June 30, 2021 or 2020. No customer accounted for 10% of net accounts receivable as of June 30, 2021 or December 31, 2020.

Long-lived assets by geographic location as of June 30, 2021 and December 31, 2020 are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Property and equipment, net:
Americas	$610	$606
Europe and the Middle East	348	73
Asia-Pacific	3,143	2,148
Total property and equipment, net	$4,101	$2,827

Operating lease ROU assets:
Americas	$1,670	$2,100
Europe and the Middle East	167	224
Asia-Pacific	846	1,081
Total operating lease right-of-use assets	$2,683	$3,405

14. Restructuring and Severance

 Restructuring expenses incurred during the three and six months ended June 30, 2021 of $274,000 and $662,000, respectively, consists of facility rental related costs of $127,000 and $456,000, respectively, and severance related costs of $147,000 and $206,000, respectively. Facility rental related costs during the six months ended June 30, 2021 included a charge of $281,000 resulting from the impairment of a right-of-use operating lease asset for office space the Company vacated in the first quarter of 2021.

Restructuring expenses incurred during the three and six months ended June 30, 2020 of $1,417,000 and $1,482,000, respectively consists of severance related costs of $20,000, and $84,000, respectively, and facility rental related costs associated with office space from a prior acquisition of $1,397,000 and $1,398,000, respectively. The facility rental related costs included a charge of $1,199,000 associated with the impairment of the ROU operating lease asset, which was subleased, but went into default due to non-payment of rent beginning April 1, 2020. Sublease income of $198,000 was received in the first quarter of 2020, however, no rental payments were received during the three months ended June 30, 2020.

15. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2021 (in thousands):

June 30,
2021
2021 (remaining six months)	$729
2022	1,422
2023	488
2024	244
2025	234
Thereafter	42
Total minimum lease payments	3,159
Less: amount of lease payments representing interest	(338)
Present value of future minimum lease payments	2,821
Less: current liabilities under operating leases	(1,265)
Long-term operating lease liabilities	$1,556

As of June 30, 2021, the weighted average remaining lease term for the Company’s operating leases was 2.6 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.3%. Sublease rental income due in the future under non-cancelable subleases was $1.6 million. As discussed in Note 14, Restructuring and Severance, sublease income is associated with office space acquired in an acquisition where the tenant went into default due to non-payment of rent beginning April 1, 2020. No cash has been received from the tenant since April 1, 2020.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively.

16. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of June 30, 2021 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2021 (remaining six months)	$22,950	$227	$23,177
2022	8,698	—	8,698
2023	112	—	112
Total	$31,760	$227	$31,987

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$335	$386	$321	$407
Accruals for warranties charged to expense	17	15	33	24
Cost of warranty claims	—	—	(2)	(30)
Balance at end of period	$352	$401	$352	$401

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

Results of Operations

The following table includes net revenue and net profit information by business segment and reconciles gross profit to income (loss) before income tax provision (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Identity:
Net revenue	$14,796	$11,623	27%	$28,454	$21,509	32%
Gross profit	3,563	3,619	(2%)	6,922	6,593	5%
Gross profit margin	24%	31%		24%	31%
Premises:
Net revenue	9,197	7,482	23%	17,701	15,716	13%
Gross profit	5,277	4,093	29%	9,610	8,619	11%
Gross profit margin	57%	55%		54%	55%
Total:
Net revenue	23,993	19,105	26%	46,155	37,225	24%
Gross profit	8,840	7,712	15%	16,532	15,212	9%
Gross profit margin	37%	40%		36%	41%
Operating expenses:
Research and development	2,131	2,422	(12%)	4,468	5,018	(11%)
Selling and marketing	4,147	4,236	(2%)	8,211	8,733	(6%)
General and administrative	2,595	2,151	21%	4,720	4,342	9%
Decrease in fair value of earnout liability	—	(261)	N/A	—	(261)	N/A
Restructuring and severance	274	1,417	(81%)	662	1,482	(55%)
Total operating expenses:	9,147	9,965	(8%)	18,061	19,314	(6%)
Loss from operations	(307)	(2,253)	(86%)	(1,529)	(4,102)	(63%)
Non-operating income (expense):
Interest expense, net	(144)	(407)	(65%)	(389)	(659)	(41%)
Gain on forgiveness of Paycheck Protection Program note	2,946	—	N/A	2,946	—	N/A
Foreign currency gains (losses), net	—	(30)	N/A	46	56	(18%)
Income (loss) before income tax provision	$2,495	$(2,690)	(193%)	$1,074	$(4,705)	(123%)

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Americas	$14,208	$13,670	4%	$29,356	$27,538	7%
Europe and the Middle East	3,626	2,630	38%	6,086	5,230	16%
Asia-Pacific	6,159	2,805	120%	10,713	4,457	140%
Total	$23,993	$19,105	26%	$46,155	$37,225	24%

Percentage of net revenue:
Americas	59%	71%		64%	74%
Europe and the Middle East	15%	14%		13%	14%
Asia-Pacific	26%	15%		23%	12%
Total	100%	100%		100%	100%

Net Revenue

Net revenue for the three months ended June 30, 2021 was $24.0 million, an increase of 26% compared with $19.1 million for the comparable period of 2020. Net revenue in the Americas was $14.2 million for the three months ended June 30, 2021, an increase of 4% compared to $13.7 million for the comparable period of 2020. Net revenue in Europe, the Middle East, and Asia-Pacific was $9.8 million for the three months ended June 30, 2021, an increase of 80% compared with the comparable period of 2020.

Net revenue for the six months ended June 30, 2021 was $46.2 million, an increase of 24% compared with $37.2 million for the comparable period of 2020. Net revenue in the Americas was $29.4 million for the six months ended June 30, 2021, an increase of 7% compared to $27.5 million for the comparable period of 2020. Net revenue in Europe, the Middle East, and Asia-Pacific was $16.8 million for the six months ended June 30, 2021, an increase of 73% compared with the comparable period of 2020.

Identity Segment

Net revenue in our Identity segment was $14.8 million for the three months ended June 30, 2021, an increase of 27% compared with $11.6 million for the comparable period of 2020. For the six months ended June 30, 2021, net revenue in this segment was $28.5 million, an increase of 32% compared with $21.5 million for the comparable period of 2020. Net revenue in this segment for the three and six months ended June 30, 2021 represented 62% and 62%, respectively, of our net revenue, compared to 61% and 58% in the comparable periods of the prior year.

Net revenue in this segment in the Americas for the three and six months ended June 30, 2021 decreased 16% and 1%, respectively, compared with the comparable periods of 2020. The decrease was primarily due to lower sales of RFID transponder products and smart card readers associated with the increased demand for transponder and smart card reader products beginning in the second quarter of 2020 with shelter in place actions underway which drove the need for more work from home technologies. These decreases were partially offset by higher sales of access cards as sales to commercial consumers in select market verticals, including retail, banking and travel, rebounded in 2021.

Net revenue in this segment in Europe, the Middle East, and the Asia-Pacific for the three and six months ended June 30, 2021 increased 90% and 86%, respectively, compared with the comparable period of 2020 primarily due to higher sales of RFID transponder products to mobile phone and consumer products contract manufacturers. Sales of RFID and NFC products and smart card readers comprise a significant proportion of our net revenue in these regions. RFID transponder products comprised approximately 67% and 66% of net revenue in these regions for the three and six months ended June 30, 2021, respectively, compared to 56% and 51% in the comparable periods of the prior year. Smart card reader products comprised 24% and 24% of net revenue in these regions for the three and six months ended June 30, 2021, respectively, compared to 32% and 33% in the comparable periods of the prior year.

Premises Segment

Net revenue in our Premises segment was $9.2 million for the three months ended June 30, 2021, an increase of 23% compared with $7.5 million for the comparable period of 2020. For the six months ended June 30, 2021, net revenue in this segment was $17.7 million, an increase of 13% compared with $15.7 million for the comparable period of 2020. Net revenue in our Premises segment for the three and six months ended June 30, 2021 represented 38% and 38%, respectively, of our net revenue, compared to 39% and 42% in the comparable periods of the prior year.

Net revenue in this segment in the Americas for the three and six months ended June 30, 2021 increased 24% and 14%, respectively, compared with the comparable periods of 2020. The increase was primarily due to a rebound in sales of Hirsch Velocity hardware and software products to consumers in select commercial verticals, growth in sales to the federal government, and higher sales of video technology and analytics software products. Net revenue from our Premises solution for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, in the three and six months ended June 30, 2021 represented 60% and 55%, respectively, of our net revenue in the Americas.

Net revenue in this segment across Europe, the Middle East, and Asia-Pacific in the three and six months ended June 30, 2021 was comparable to the comparable periods of 2020.

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

More recently, in response to the new needs for health and safety in the physical security market overall, due to the COVID-19 pandemic, we have released products to address these trends. During 2020, we launched our contact tracing downloadable extension for our Velocity access system, our occupancy tracking system based on our 3VR platform, our MobilisID touchless reader and our temperature tracking tag. In addition, with the economic impact of the COVID-19 pandemic continuing to create uncertainty for our customers, we have released several products which are subscription based and which allow payments over time for our physical access and video solutions as a service.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2021 was $8.8 million, or 37% of net revenue, compared with $7.7 million, or 40% of net revenue in the comparable period of 2020. Gross profit for the six months ended June 30, 2021 was $16.5 million, or 36% of net revenue, compared with $15.2 million, or 41% of net revenue in the comparable period of 2020. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

Identity Segment

In our Identity segment, gross profit in the three and six months ended June 30, 2021 was $3.6 million and $6.9 million, respectively. Gross profit in the three and six months ended June 30, 2020 was $3.6 million and $6.6 million, respectively. Gross profit margins in this segment decreased to 24% in the three months ended June 30, 2021 from 31% in the comparable period of 2020 and decreased to 24% in the six months ended June 30, 2021 from 31% in the comparable period of 2020. The decreases were primarily attributable to near-term investments in technology and manufacturing processes and systems, as well as changes in product mix, with a higher proportion of lower margin RFID transponder product sales in 2021 compared to the comparable period in 2020.

Premises Segment

In our Premises segment, gross profit was $5.3 million in the three months ended June 30, 2021 compared with $4.1 million in the comparable period of 2020. Gross profit margins in this segment increased to 57% in the three months ended June 30, 2021 from 55% in the comparable period of 2020 primarily due to product mix, with higher sales of higher margin video analytics software compared to the comparable period in 2020. Gross profit was $9.6 million in the six months ended June 30, 2021 compared with $8.6 million in the comparable period of 2020. Gross profit margins in this segment in the six months ended June 30, 2021 were comparable to the comparable period in 2020.

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

Operating Expenses

Information about our operating expenses for the three and six months ended June 30, 2021 and 2020 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Research and development	$2,131	$2,422	(12%)	$4,468	$5,018	(11%)
as a % of net revenue	9%	13%		10%	13%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and six months ended June 30, 2021 decreased compared to the comparable prior year periods primarily due to lower headcount and related costs, partially offset by higher external contractor costs.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Selling and marketing	$4,147	$4,236	(2%)	$8,211	$8,733	(6%)
as a % of net revenue	17%	22%		18%	23%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three and six months ended June 30, 2021 decreased compared to the comparable prior year periods primarily due to lower amortization expense associated with intangible assets that were fully amortized in the fourth quarter of 2020, and higher recruiting fees in the comparable periods in 2020.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
General and administrative	$2,595	$2,151	21%	$4,720	$4,342	9%
as a % of net revenue	11%	11%		10%	12%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expense for the three and six months ended June 30, 2021 increased compared to the prior year periods primarily due to an increase in bad debt expense, as well as higher and professional fees and external contractor costs.

Decrease in Fair Value of Earnout Liability

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Decrease in fair value of earnout liability	$—	$(261)	N/A	$—	$(261)	N/A

The decrease in earnout consideration expense of $261,000 during the three and six months ended June 30, 2020 was attributable to the decrease in the fair value of the earnout liability associated with a prior acquisition, representing the settlement date fair value of the shares issued and the recorded earnout liability.

Restructuring and Severance

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Restructuring and severance	$274	$1,417	(81%)	$662	$1,482	(55%)

Restructuring expenses incurred during the three and six months ended June 30, 2021consists of facility rental related costs of $127,000 and $456,000, respectively, and severance related costs of $147,000 and $206,000, respectively. Facility rental related costs during the six months ended June 30, 2021, included a charge of $281,000 resulting from the impairment of a right-of-use operating lease asset for office space we vacated in the first quarter of 2021.

Restructuring expenses incurred during the three and six months ended June 30, 2020 consists of facility rental related costs associated with office space from a prior acquisition of $1,397,000 and $1,398,000, respectively, which included a charge of $1,199,000 associated with the impairment of the right-of-use operating lease asset, which was subleased, but went into default due to non-payment of rent beginning April 1, 2020. Sublease income of $198,000 was received in the first quarter of 2020, however, since the first quarter of 2020, no rental payments have been received.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three and six months ended June 30, 2021 and 2020 is set forth below (dollars in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Interest expense, net	$(144)	$(407)	(65%)	$(389)	$(659)	(41%)
Gain on forgiveness of Paycheck Protection Program note	$2,946	$—	N/A	$2,946	$—	N/A
Foreign currency gains (losses), net	$—	$(30)	N/A	$46	$56	(18%)

Interest expense, net consists of interest on financial liabilities, amortization of debt issuance costs, and interest accretion expense for a liability on a contractual payment obligation arising from our acquisition of Hirsch Electronics Corporation. The decrease in interest expense for the three and six months ended June 30, 2021 compared to the comparable periods of 2020 was primarily attributable to lower borrowings outstanding under our revolving loan facility with our lender, and lower amounts outstanding under our contractual payment obligation. See Note 7, Contractual Payment Obligation and Note 8, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

On May 7, 2021, the principal and accrued interest amounts outstanding of approximately $2.9 million under our promissory note pursuant to the Paycheck Protection Program had been forgiven. As a result, we recorded a gain on forgiveness of debt of $2.9 million in the second quarter of 2021.

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

Income Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	% Change	2021	2020	% Change
Income tax provision	$(29)	$(59)	(51%)	$(73)	$(91)	(20%)
Effective tax rate	1%	2%		7%	2%

As of June 30, 2021, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more-likely-than-not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three and six months ended June 30, 2021 and 2020. The effective tax rates for the three and six months ended June 30, 2021 and 2020 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of June 30, 2021, our working capital, defined as current assets less current liabilities, was $50.6 million, an increase of $38.7 million compared to $11.9 million as of December 31, 2020. As of June 30, 2021, our cash balance was $36.4 million.

Sale of Common Stock

On April 7, 2021, we sold an aggregate of 3,779,342 shares of our common stock at a public offering price of $10.65 per share in an underwritten public offering. We received net proceeds of approximately $37.7 million from the sale of the common stock in the public offering, after deducting the underwriting discount and other offering related expenses of $2.5 million.

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

April 21 Funds

On May 5, 2020, we issued secured subordinated promissory notes in an aggregate principal amount of $4.0 million (the “Notes”) to 21 April Fund, LP and 21 April Fund, Ltd. (collectively referred to as the “April 21 Funds”) pursuant to a Note and Warrant Purchase Agreement entered into with the April 21 Funds (the “Note Purchase Agreement”). The Notes were collateralized by our assets, but subordinate to our obligations to EWB under the Loan and Security Agreement. Proceeds from the sale of the Notes were only to be used for expenses incurred by us in connection with our provisions of goods and services under a statement of work with a third party. The Notes had an initial term of nine months and did not bear interest during that period. However, if the Notes were not repaid on or before the nine-month anniversary of issuance, (a) the Notes would thereafter bear interest of 8% per annum, payable quarterly, and (b) additional warrants to purchase common stock would be issuable to the April 21 Funds for each month all or a portion of the Notes remained unpaid. In the event the Notes were not paid in full by the first anniversary of their issuance, May 5, 2021, they would thereafter bear interest of 12% per annum, payable quarterly, and additional warrants would be issuable to the April 21 Funds.

On February 5, 2021, we entered into an amendment to our secured subordinated promissory note with April 21 Funds, which extended the initial term of the Notes to March 31, 2021. As a result of the amendment, if the Notes were repaid on or before March 31, 2021, we would incur no further interest on the Notes, or be obligated to issue additional warrants. On March 31, 2021, April 21 Funds waived any additional warrants issuable, and interest payable, to April 21 Funds through May 5, 2021. On April 13, 2021, we repaid the remaining principal amount outstanding of $2.8 million.

Paycheck Protection Program

On April 9, 2020, we entered into a promissory note (the PPP Note”) under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Note was dated April 8, 2020 with EWB. We borrowed a principal amount of approximately $2.9 million. The interest on the PPP Note was 1.0% per annum. The PPP Note was payable two years from the date of the PPP Note, and there was no prepayment penalty. All interest which accrues during the initial six months of the loan period was deferred and payable on the maturity date of the PPP Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with Small Business Administration rules established for the Paycheck Protection Program. On May 7, 2021, the principal and accrued interest amounts outstanding of approximately $2.9 million under our promissory note pursuant to the Paycheck Protection Program had been forgiven. As a result, we recorded a gain on forgiveness of debt of $2.9 million in the second quarter of 2021.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of June 30, 2021, the amount of cash included at such subsidiaries was $2.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

While we recorded net income during the period, we have historically incurred operating losses and negative cash flows from operating activities, and we may incur losses in the future. As of June 30, 2021, we had a total accumulated deficit of $409.6 million.

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

The following summarizes our cash flows for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(2,862)	$(4,270)
Net cash used in investing activities	(1,672)	(614)
Net cash provided by financing activities	29,861	8,755
Effect of exchange rates on cash and cash equivalents	(366)	(139)
Net increase in cash and cash equivalents	24,961	3,732
Cash and cash equivalents at beginning of period	11,409	9,383
Cash and cash equivalents at end of period	$36,370	$13,115

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2021 of $2.9 million was primarily due to a decrease in cash from net changes in operating assets and liabilities of $3.7 million, and adjustments for certain non-cash items of $0.1 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, stock-based compensation, gain on forgiveness of debt and impairment of a right-of-use operating lease asset, partially offset by net income of $1.0 million.

Cash used in operating activities for the six months ended June 30, 2020 of $4.3 million was primarily due to net loss of $4.8 million, a decrease in cash from net changes in operating assets and liabilities of $3.7 million, partially offset by adjustments for certain non-cash items of $4.2 million, consisting primarily of impairment of right-of-use operating lease assets, decrease in fair value of earnout liability, depreciation, amortization, amortization of debt issuance costs, and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2021 and 2020 was $1.7 million and $0.6 million, respectively, related primarily to capital investment expenditures in our manufacturing facility in Singapore.

Cash flows from financing activities

Cash provided by financing activities during the six months ended June 30, 2021 was primarily due to net proceeds of $37.7 million received from the sale of common stock in our underwritten public offering and $0.1 million of proceeds from the exercise of stock options, partially offset by net repayments under our revolving loan facility of $4.6 million, repayments of April 21 Funds promissory notes of $2.8 million and taxes paid related to net share settlement of restricted stock units of $0.6 million.

Cash provided by financing activities during the six months ended June 30, 2020 was primarily due to the issuance of secured subordinated promissory notes to April 21 Funds of $4.0 million, proceeds received under the Payment Protection Program of $2.9 million, and net borrowings under our revolving loan and term loan facilities of $2.2 million, partially offset by taxes paid related to net share settlement of restricted stock units of $0.4 million.

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

During the three months ended June 30, 2021, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements

See Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the accompanying notes to our unaudited condensed consolidated financial statements in Item 1 of Part I of this Quarterly Report for a description of recent accounting pronouncements, which is incorporated herein by reference.

10b5-1 Trading Plans

From time to time, we expect our executive officers and directors will enter into written trading plans pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

On August 11, 2021, our Board of Directors appointed Steven Humphreys as acting Chief Financial Officer, Principal Accounting Officer and Principal Financial Officer until an interim Chief Financial Officer is appointed. Mr. Humphreys, 60, has served as our Chief Executive Officer since September 2015 and as a director since July 1996. We have not entered into any new compensation arrangements with Mr. Humphreys in connection with the appointment described above.

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

Our reliance on suppliers and contract manufacturers for the production of our products and hardware components could result in product delivery problems and delays. We may suffer a disruption if the supply of components causes us to be unable to purchase sufficient components on a timely basis. For example, the global semiconductor shortage in 2021 may adversely impact our ability to meet product demand in a timely fashion. This shortage, which is due in part to COVID-19, may persist for an indefinite period of time and could have a negative impact on our revenue and operating results. Low inventory levels can affect our ability to meet customer demand, lengthen lead times and potentially cause us to miss opportunities, lose market share and/or damage customer relationships, also adversely affecting our business. Although we have taken steps to ensure we have adequate supply for expected customer demand, there can be no assurance that our efforts will be successful. If we are not able to get the necessary products and components on a timely basis, our business, financial condition and results of operations may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2021 and 2020, we repurchased 48,590 shares and 94,134 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Item 6. Exhibits

Exhibit Number	Description

31^	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

IDENTIV, INC.

August 11, 2021	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)