Form 10-Q
period 2021-09-30
Identiv, Inc.
filed 2021-11-12
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 22,206,839 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$29,218	$11,409
Accounts receivable, net of allowances of $395 and $178 as of September 30, 2021 and December 31, 2020, respectively	19,263	18,927
Inventories	21,617	20,296
Prepaid expenses and other current assets	4,107	2,813
Total current assets	74,205	53,445
Property and equipment, net	4,131	2,827
Operating lease right-of-use assets	2,370	3,405
Intangible assets, net	6,725	7,563
Goodwill	10,268	10,266
Other assets	1,113	1,171
Total assets	$98,812	$78,677
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,311	$10,964
Contractual payment obligation	269	1,040
Financial liabilities, net of debt issuance costs of $0 and $59 as of September 30, 2021 and December 31, 2020, respectively	—	20,084
Operating lease liabilities	1,285	1,279
Deferred revenue	2,343	1,981
Accrued compensation and related benefits	3,162	2,985
Other accrued expenses and liabilities	4,473	3,240
Total current liabilities	20,843	41,573
Long-term operating lease liabilities	1,214	2,272
Long-term deferred revenue	266	385
Other long-term liabilities	237	258
Total liabilities	22,560	44,488
Commitments and contingencies (see Note 16)
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 23,641 and 19,450 shares issued and 22,178 and 18,055 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	24	19
Additional paid-in capital	492,015	452,129
Treasury stock, 1,463 and 1,395 shares as of September 30, 2021 and December 31, 2020, respectively	(10,853)	(9,933)
Accumulated deficit	(407,068)	(410,609)
Accumulated other comprehensive income	2,129	2,578
Total stockholders' equity	76,252	34,189
Total liabilities and stockholders' equity	$98,812	$78,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	$29,097	$24,859	$75,252	$62,084
Cost of revenue	17,979	14,974	47,602	36,987
Gross profit	11,118	9,885	27,650	25,097
Operating expenses:
Research and development	2,088	2,380	6,556	7,398
Selling and marketing	4,471	4,245	12,682	12,978
General and administrative	2,400	2,118	7,120	6,460
Decrease in fair value of earnout liability	—	—	—	(261)
Restructuring and severance	99	163	761	1,645
Total operating expenses	9,058	8,906	27,119	28,220
Income (loss) from operations	2,060	979	531	(3,123)
Non-operating income (expense):
Interest expense, net	(62)	(407)	(451)	(1,066)
Gain on forgiveness of Paycheck Protection Program note	—	—	2,946	—
Gain on investment	611	—	611	—
Foreign currency losses, net	(48)	(175)	(2)	(119)
Income (loss) before income tax provision	2,561	397	3,635	(4,308)
Income tax provision	(21)	(8)	(94)	(99)
Net income (loss)	2,540	389	3,541	(4,407)

Other comprehensive income (loss):
Foreign currency translation adjustment	(229)	369	(449)	104
Comprehensive income (loss)	$2,311	$758	$3,092	$(4,303)

Net income (loss) per common share:
Basic	$0.10	$0.01	$0.13	$(0.29)
Diluted	$0.09	$0.01	$0.12	$(0.29)

Weighted average shares used in computing net income (loss) per common share:
Basic	22,448	18,144	20,948	17,868
Diluted	29,330	18,650	21,861	17,868

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended September 30, 2021
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, June 30, 2021	5,000	$5	22,123	$23	$491,431	$(10,519)	$(409,608)	$2,358	$73,690
Net income	—	—	—	—	—	—	2,540	—	2,540
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(229)	(229)
Issuance of common stock in connection with vesting of stock awards	—	—	73	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	572	—	—	—	572
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(20)	—	—	(334)	—	—	(334)
Proceeds from exercise of stock options	—	—	2	1	12	—	—	—	13
Balances, September 30, 2021	5,000	$5	22,178	$24	$492,015	$(10,853)	$(407,068)	$2,129	$76,252

	Nine Months Ended September 30, 2021
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2020	5,000	$5	18,055	$19	$452,129	$(9,933)	$(410,609)	$2,578	$34,189
Net income	—	—	—	—	—	—	3,541	—	3,541
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(449)	(449)
Issuance of common stock in connection with vesting of stock awards	—	—	366	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,027	—	—	—	2,027
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(68)	—	—	(920)	—	—	(920)
Issuance of common stock in connection with warrant exercise	—	—	28	—	—	—	—	—	—
Issuance of common stock in connection with public offering	—	—	3,779	4	37,711	—	—	—	37,715
Proceeds from exercise of stock options	—	—	18	1	148	—	—	—	149
Balances, September 30, 2021	5,000	$5	22,178	$24	$492,015	$(10,853)	$(407,068)	$2,129	$76,252

	Three Months Ended September 30, 2020
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, June 30, 2020	5,000	$5	17,860	$19	$450,480	$(9,451)	$(410,300)	$1,760	32,513
Net income	—	—	—	—	—	—	389	—	389
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	369	369
Issuance of common stock in connection with vesting of stock awards	—	—	143	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	791	—	—	—	791
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(37)	—	—	(196)	—	—	(196)
Balances, September 30, 2020	5,000	$5	17,966	$19	$451,271	$(9,647)	$(409,911)	$2,129	$33,866

	Nine Months Ended September 30, 2020
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2019	5,000	$5	16,986	$18	$447,965	$(9,043)	$(405,504)	$2,025	$35,466
Net loss	—	—	—	—	—	—	(4,407)	—	(4,407)
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	104	104
Issuance of common stock in connection with vesting of stock awards	—	—	505	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,182	—	—	—	2,182
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(131)	—	—	(604)	—	—	(604)
Issuance of common stock in connection with warrant exercise	—	—	387	1	(1)	—	—	—	—
Issuance of common stock in connection with earnout liability	—	—	157	—	489	—	—	—	489
Issuance of shares to non-employees	—	—	62	—	304	—	—	—	304
Issuance of warrants	—	—	—	—	332	—	—	—	332
Balances, September 30, 2020	5,000	$5	17,966	$19	$451,271	$(9,647)	$(409,911)	$2,129	$33,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,541	$(4,407)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,460	2,470
Gain on forgiveness of Paycheck Protection Program note	(2,946)	—
Gain on investment	(611)	—
Accretion of interest on contractual payment obligation	41	115
Amortization of debt issuance costs	101	321
Stock-based compensation expense	2,027	2,182
Impairment of right-of-use operating lease assets	281	1,199
Decrease in fair value of earnout liability	—	(261)
Changes in operating assets and liabilities:
Accounts receivable	(346)	(2,035)
Inventories	(1,332)	(4,244)
Prepaid expenses and other assets	(1,123)	(875)
Accounts payable	(1,639)	962
Contractual payment obligation liability	(812)	(590)
Deferred revenue	243	(158)
Accrued expenses and other liabilities	1,120	(4)
Net cash provided by (used in) operating activities	5	(5,325)
Cash flows from investing activities:
Capital expenditures	(1,923)	(928)
Proceeds from investment	611	—
Net cash used in investing activities	(1,312)	(928)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	3,964	2,762
Repayments under revolving loan facility	(18,548)	(3,347)
Borrowings under East West Bank term loan	—	4,500
Repayments under East West Bank term loan	—	(1,250)
Proceeds from April 21 Funds promissory notes	—	4,000
Repayments of April 21 Funds promissory notes	(2,800)	—
Proceeds from the sale of common stock, net of issuance costs	37,715	—
Proceeds from Paycheck Protection Program note	—	2,915
Taxes paid related to net share settlement of restricted stock units	(920)	(604)
Proceeds from exercise of stock options	149	—
Net cash provided by financing activities	19,560	8,976
Effect of exchange rates on cash and cash equivalents	(444)	188
Net increase in cash and cash equivalents	17,809	2,911
Cash and cash equivalents at beginning of period	11,409	9,383
Cash and cash equivalents at end of period	$29,218	$12,294

Supplemental Disclosures of Cash Flow Information:
Interest paid	$329	$733
Taxes paid, net	$61	$44
Non-cash investing and financing activities:
Common stock issued to settle vendor liability	$—	$304
Common stock issued to settle earnout liability	$—	$489
Fair value of warrants issued in connection with financial liabilities	$—	$332
Reclassification of debt issuance costs to prepaid expenses and other current assets	$114	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2020 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

In December 2019, FASB issued ASU 2019-12, Income Taxes (740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2021, and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

Hardware Product Revenue — The Company generally has two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide assurance that the product complies with its agreed-upon specifications and is free from defects in material and workmanship for a period of one to three years (i.e., assurance warranty). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of delivery because the customer obtains control of the product at that point in time. The Company has concluded that control generally transfers at that point in time because the customer has title to the hardware, physical possession, and a present obligation to pay for the hardware. None of the transaction price is allocated to the assurance warranty component, as the Company accounts for these product warranty costs in accordance with Accounting Standards Codification (“ASC”) 460, Guarantees (“ASC 460”).

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

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three Months Ended September 30,
	2021			2020
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$18,820	$847	$19,667	$14,217	$833	$15,050
Europe and the Middle East	3,131	92	3,223	1,995	87	2,082
Asia-Pacific	6,207	—	6,207	7,727	—	7,727
Total	$28,158	$939	$29,097	$23,939	$920	$24,859

	Nine Months Ended September 30,
	2021			2020
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$46,598	$2,425	$49,023	$39,587	$3,001	$42,588
Europe and the Middle East	9,026	283	9,309	7,033	279	7,312
Asia-Pacific	16,920	—	16,920	12,184	—	12,184
Total	$72,544	$2,708	$75,252	$58,804	$3,280	$62,084

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

Changes in deferred revenue during the nine months ended September 30, 2021 and September 30, 2020 were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Deferred revenue, beginning of period	$2,366	$2,833
Deferral of revenue billed in current period, net of recognition	1,992	1,719
Recognition of revenue deferred in prior periods	(1,749)	(1,877)
Deferred revenue, end of period	$2,609	$2,675

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $0.6 million as of September 30, 2021. Since the Company typically invoices customers at contract inception, this amount is included in the deferred revenue balance. As of September 30, 2021, the Company expects to recognize 23% of the revenue related to these unsatisfied performance obligations during the remainder of 2021, 48% during 2022, and 29% thereafter.

Assets Recognized from the Costs to Obtain a Contract with a Customer

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company has determined that certain sales incentive programs (i.e., commissions) meet the requirements to be capitalized. Capitalized incremental costs related to contracts are amortized over the respective contract periods. For the nine months ended September 30, 2021, total capitalized costs to obtain contracts were immaterial.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2021 and December 31, 2020, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of September 30, 2021 and December 31, 2020, there were no liabilities measured and recognized at fair value on a recurring basis, other than contingent consideration related to prior acquisitions as of December 31, 2020 which had no fair value.

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

As of September 30, 2021 and December 31, 2020, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

In the third quarter of 2021, the Company received proceeds of approximately $611,000 from the acquisition of a private company that the Company had invested in, which had been fully impaired and had no carrying value.

As of September 30, 2021 and December 31, 2020, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

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

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Identity	Premises	Total
Balance as of December 31, 2020	$3,554	$6,712	$10,266
Currency translation adjustment	—	2	2
Balance as of September 30, 2021	$3,554	$6,714	$10,268

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the consolidated statement of comprehensive income (loss). During the nine months ended September 30, 2021 and 2020, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount as of September 30, 2021	$763	$9,127	$15,774	$25,664
Accumulated amortization	(497)	(6,106)	(12,336)	(18,939)
Intangible assets, net as of September 30, 2021	$266	$3,021	$3,438	$6,725

Gross carrying amount as of December 31, 2020	$765	$9,123	$15,771	$25,659
Accumulated amortization	(382)	(5,773)	(11,941)	(18,096)
Intangible assets, net as of December 31, 2020	$383	$3,350	$3,830	$7,563

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as indicated in the table above. The Company performs an evaluation of it its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the nine months ended September 30, 2021 and 2020.

The following table summarizes the amortization expense included in the unaudited condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$114	$223	$340	$669
Selling and marketing	168	419	503	1,254
Total	$282	$642	$843	$1,923

The estimated annual future amortization expense for purchased intangible assets with definite lives as of September 30, 2021 was as follows (in thousands):

2021 (remaining three months)	$281
2022	1,120
2023	1,043
2024	967
2025	967
Thereafter	2,347
Total	$6,725

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	September 30,	December 31,
	2021	2020
Raw materials	$8,089	$6,518
Work-in-progress	2	34
Finished goods	13,526	13,744
Total	$21,617	$20,296

Property and equipment, net consists of (in thousands):

	September 30,	December 31,
	2021	2020
Building and leasehold improvements	$1,361	$1,498
Furniture, fixtures and office equipment	1,354	1,295
Plant and machinery	13,076	11,429
Purchased software	2,282	2,191
Total	18,073	16,413
Accumulated depreciation	(13,942)	(13,586)
Property and equipment, net	$4,131	$2,827

The Company recorded depreciation expense of $0.2 million during the three months ended September 30, 2021 and 2020, respectively, and $0.6 million during the nine months ended September 30, 2021 and 2020, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	September 30,	December 31,
	2021	2020
Rental payments due landlord	$734	$158
Accrued professional fees	717	586
Accrued restructuring	411	801
Customer deposits	386	72
Accrued warranties	352	321
Other accrued expenses	1,873	1,302
Total	$4,473	$3,240

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

On April 13, 2020, the Company, Secure Keyboards, and Secure Networks, amended the 2009 Settlement Agreement. The amendment reduced the amount of quarterly payments due under the obligation in 2020, and requires three additional quarterly payments in 2021. The Company’s remaining payment obligation under the 2009 Settlement Agreement, as amended, was extended through October 31, 2021. The Company included approximately $8,000 and $41,000 of interest expense during the three and nine months ended September 30, 2021, respectively, and approximately $28,000 and $115,000 of interest expense during the three and nine months ended September 30, 2020, respectively, in its condensed consolidated statements of comprehensive income (loss) for interest accreted on the payment obligation.

The payment obligation under the 2009 Settlement Agreement, as amended, as of September 30, 2021, is as follows (in thousands):

2021 (remaining three months)	$271
Present value discount factor	(2)
Total	$269

8. Financial Liabilities

Financial liabilities consist of (in thousands):

	September 30,	December 31,
	2021	2020
Revolving loan facility	$—	$14,428
April 21 Funds promissory notes	—	2,800
Paycheck Protection Program note	—	2,915
Total	—	20,143
Less: Current maturities of financial liabilities	—	(20,084)
Less: Unamortized debt issuance costs	—	(59)
Long-term financial liabilities	$—	$—

East West Bank

On February 8, 2017, the Company entered into a Loan and Security Agreement with East West Bank (“EWB”). Following subsequent amendments, on February 8, 2021 the Company amended and restated the Loan and Security Agreement in its entirety (the “Loan and Security Agreement”). The Loan and Security Agreement provides for a $20.0 million revolving loan facility subject to a borrowing base and a $4.0 million non-formula revolving loan facility that is not subject to a borrowing base. The Company’s obligations under the Loan and Security Agreement are collateralized by substantially all of its assets. As of September 30, 2021, the Company had repaid all amounts outstanding under its Loan and Security Agreement.

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

As of September 30, 2021, the Company was in compliance with all financial covenants under the Loan and Security Agreement.

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

10. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following tables summarize Series B convertible preferred stock and the accretion of dividend activity for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Series B Convertible Preferred Stock:
Balance at beginning of period	$22,969	$21,875
Cumulative dividends on Series B convertible preferred stock	859	818
Balance at end of period	$23,828	$22,693
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	5,742	5,469
Cumulative dividends on Series B convertible preferred stock	215	204
Number of shares at end of period	5,957	5,673

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of September 30, 2021 would be convertible into 5,956,945 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of September 30, 2021, none of the contingent conditions to adjust the total common shares to convert the shares had been met.

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

Below is the summary of outstanding warrants issued by the Company as of September 30, 2021:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
April 21 Funds Warrants	275,000	$3.50	May 5, 2020	May 5, 2023

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2021 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), vesting of performance stock units ("PSU"), and issuance of RSUs vested but not released	1,527,411
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	943,591
Warrants to purchase common stock	275,000
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,581,339

11. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan, as amended, (the “2011 Plan”), to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2021:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	550,769	$5.56	4.88	$1,875,719
Granted	—	—
Cancelled or Expired	(4,642)	21.39
Exercised	(18,651)	7.94
Balance as of September 30, 2021	527,476	$5.34	4.28	$7,126,485
Vested or expected to vest as of September 30, 2021	527,476	$5.34	4.28	$7,126,485
Exercisable as of September 30, 2021	527,476	$5.34	4.28	$7,126,485

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of September 31, 2021 and the stock option exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of September 30, 2021:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	452,510	4.62	$4.41	452,510	$4.41
$7.50 - $11.25	61,317	2.48	10.19	61,317	10.19
$11.30 - $16.95	11,302	0.98	13.03	11,302	13.03
$19.70 - $29.55	2,347	0.36	20.98	2,347	20.98
$4.36 - $29.55	527,476	4.28	$5.34	527,476	$5.34

As of September 30, 2021, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2021:

	Number Outstanding	Weighted Average Fair Value
Unvested as of December 31, 2020	682,563	$4.34
Granted	258,277	14.03
Vested	(335,631)	5.57
Forfeited	(71,788)	4.43
Unvested as of September 30, 2021	533,421	$8.25
RSUs vested but not released	291,514	$5.13

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s stock on the date of grant. As of September 30, 2021, there was $3.6 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 3.0 years.

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

The following is a summary of PSU activity for the nine months ended September 30, 2021:

Number Outstanding
Unvested as of December 31, 2020	200,000
Granted	—
Vested	(23,500)
Forfeited	(1,500)
Unvested as of September 30, 2021	175,000

As of September 30, 2021, there was $1.1 million of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a period of 1.3 years. No tax benefit was realized from PSUs for the nine months ended September 30, 2021.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$49	$43	$130	$124
Research and development	109	159	364	506
Selling and marketing	155	127	382	371
General and administrative	259	462	1,151	1,181
Total	$572	$791	$2,027	$2,182

Restricted Stock Unit Net Share Settlements

During the nine months ended September 30, 2021 and 2020, the Company repurchased 68,519 and 130,745 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

The calculations for basic and diluted net income (loss) per common share for the three and nine months ended September 30, 2021 and September 30, 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$2,540	$389	$3,541	$(4,407)
Accretion of Series B convertible preferred stock dividends	(289)	(275)	(859)	(818)
Net income (loss) available to common stockholders	$2,251	$114	$2,682	$(5,225)

Denominator:
Weighted average common shares outstanding - basic	22,448	18,144	20,948	17,868
Net income (loss) per common share - basic	$0.10	$0.01	$0.13	$(0.29)

Diluted net income (loss) per common share:
Numerator:
Net income (loss) available to common stockholders	$2,251	$114	$2,682	$(5,225)
Plus: accretion of Series B convertible preferred stock dividends, if dilutive	289	—	—	—
Net income (loss) available to common stockholders	$2,540	$114	$2,682	$(5,225)

Denominator:
Weighted average common shares outstanding - basic	22,448	18,144	20,948	17,868
Dilutive securities:
Stock options, RSUs, and warrants	925	506	913	—
Convertible preferred shares	5,957	—	—	—
Weighted average common shares outstanding - diluted	29,330	18,650	21,861	17,868
Net income (loss) per common share - diluted	$0.09	$0.01	$0.12	$(0.29)

The following common stock equivalents have been excluded from diluted net income (loss) per share for the three and nine months ended September 30, 2021 and 2020 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of common stock subject to outstanding RSUs	—	—	—	906
Shares of common stock subject to outstanding PSUs	175	—	175	—
Shares of common stock subject to outstanding stock options	2	102	2	553
Shares of common stock subject to outstanding warrants	—	—	—	315
Shares of common stock issuable upon conversion of Series B convertible preferred stock	—	5,673	5,957	5,673
Total	177	5,775	6,134	7,447

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

Net revenue and gross profit information by segment for the three and nine months ended September 30, 2021 and 2020 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Identity:
Net revenue	$18,745	$15,429	$47,199	$36,938
Gross profit	5,211	4,694	12,133	11,287
Gross profit margin	28%	30%	26%	31%
Premises:
Net revenue	10,352	9,430	28,053	25,146
Gross profit	5,907	5,191	15,517	13,810
Gross profit margin	57%	55%	55%	55%
Total:
Net revenue	29,097	24,859	75,252	62,084
Gross profit	11,118	9,885	27,650	25,097
Gross profit margin	38%	40%	37%	40%
Operating expenses:
Research and development	2,088	2,380	6,556	7,398
Selling and marketing	4,471	4,245	12,682	12,978
General and administrative	2,400	2,118	7,120	6,460
Decrease in fair value of earnout liability	—	—	—	(261)
Restructuring and severance	99	163	761	1,645
Total operating expenses:	9,058	8,906	27,119	28,220
Income (loss) from operations	2,060	979	531	(3,123)
Non-operating income (expense):
Interest expense, net	(62)	(407)	(451)	(1,066)
Gain on forgiveness of Paycheck Protection Program note	—	—	2,946	—
Gain on investment	611	—	611	—
Foreign currency losses, net	(48)	(175)	(2)	(119)
Income (loss) before income tax provision	$2,561	$397	$3,635	$(4,308)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Americas	$19,667	$15,050	$49,023	$42,588
Europe and the Middle East	3,223	2,082	9,309	7,312
Asia-Pacific	6,207	7,727	16,920	12,184
Total	$29,097	$24,859	$75,252	$62,084

Percentage of net revenue:
Americas	68%	61%	65%	69%
Europe and the Middle East	11%	8%	12%	12%
Asia-Pacific	21%	31%	23%	19%
Total	100%	100%	100%	100%

Concentration of Credit Risk

No customer accounted for 10% or more of net revenue for either of the three or nine months ended September 30, 2021 or 2020. As of September 30, 2021, one customer accounted for 10% of accounts receivable. No customer accounted for 10% of net accounts receivable as of December 31, 2020.

Long-lived assets by geographic location as of September 30, 2021 and December 31, 2020 are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Property and equipment, net:
Americas	$587	$606
Europe and the Middle East	330	73
Asia-Pacific	3,214	2,148
Total property and equipment, net	$4,131	$2,827

Operating lease ROU assets:
Americas	$1,504	$2,100
Europe and the Middle East	138	224
Asia-Pacific	728	1,081
Total operating lease right-of-use assets	$2,370	$3,405

14. Restructuring and Severance

 Restructuring expenses incurred during the three and nine months ended September 30, 2021 of $99,000 and $761,000, respectively, consists of facility rental related costs of $67,000 and $523,000, respectively, and severance related costs of $32,000 and $238,000, respectively. Facility rental related costs during the nine months ended September 30, 2021 included a charge of $281,000 resulting from the impairment of a right-of-use operating lease asset for office space the Company vacated in the first quarter of 2021.

Restructuring expenses incurred during the three and nine months ended September 30, 2020 of $163,000 and $1,645,000, respectively, consists of severance related costs of $145,000, and $229,000, respectively, and facility rental related costs associated with office space from a prior acquisition of $18,000 and $1,416,000, respectively. The facility rental related costs included a charge of $1,199,000 associated with the impairment of the ROU operating lease asset, which was subleased, but went into default due to non-payment of rent beginning April 1, 2020. Sublease income of $198,000 was received in the first quarter of 2020, however, no rental payments were received during the three months ended September 30, 2020.

15. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2021 (in thousands):

September 30,
2021
2021 (remaining three months)	$347
2022	1,357
2023	482
2024	242
2025	231
Thereafter	42
Total minimum lease payments	2,701
Less: amount of lease payments representing interest	(202)
Present value of future minimum lease payments	2,499
Less: current liabilities under operating leases	(1,285)
Long-term operating lease liabilities	$1,214

As of September 30, 2021, the weighted average remaining lease term for the Company’s operating leases was 2.5 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.3%. Sublease rental income due in the future under non-cancelable subleases was $1.6 million. As discussed in Note 14, Restructuring and Severance, sublease income is associated with office space acquired in an acquisition where the tenant went into default due to non-payment of rent beginning April 1, 2020. No cash has been received from the tenant since April 1, 2020.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.

16. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of September 30, 2021 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2021 (remaining three months)	$21,774	$143	$21,917
2022	10,848	75	10,923
2023	695	—	695
Total	$33,317	$218	$33,535

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$352	$401	$321	$407
Accruals for warranties charged to expense	—	36	33	125
Cost of warranty claims	—	37	(2)	(58)
Balance at end of period	$352	$474	$352	$474

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Identity:
Net revenue	$18,745	$15,429	21%	$47,199	$36,938	28%
Gross profit	5,211	4,694	11%	12,133	11,287	7%
Gross profit margin	28%	30%		26%	31%
Premises:
Net revenue	10,352	9,430	10%	28,053	25,146	12%
Gross profit	5,907	5,191	14%	15,517	13,810	12%
Gross profit margin	57%	55%		55%	55%
Total:
Net revenue	29,097	24,859	17%	75,252	62,084	21%
Gross profit	11,118	9,885	12%	27,650	25,097	10%
Gross profit margin	38%	40%		37%	40%
Operating expenses:
Research and development	2,088	2,380	(12%)	6,556	7,398	(11%)
Selling and marketing	4,471	4,245	5%	12,682	12,978	(2%)
General and administrative	2,400	2,118	13%	7,120	6,460	10%
Decrease in fair value of earnout liability	—	—	N/A	—	(261)	N/A
Restructuring and severance	99	163	(39%)	761	1,645	(54%)
Total operating expenses:	9,058	8,906	2%	27,119	28,220	(4%)
Income (loss) from operations	2,060	979	110%	531	(3,123)	(117%)
Non-operating income (expense):
Interest expense, net	(62)	(407)	(85%)	(451)	(1,066)	(58%)
Gain on forgiveness of Paycheck Protection Program note	—	—	—	2,946	—	N/A
Gain on investment	611	—	N/A	611	—	N/A
Foreign currency losses, net	(48)	(175)	(73%)	(2)	(119)	(98%)
Income (loss) before income tax provision	$2,561	$397	545%	$3,635	$(4,308)	(184%)

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Americas	$19,667	$15,050	31%	$49,023	$42,588	15%
Europe and the Middle East	3,223	2,082	55%	9,309	7,312	27%
Asia-Pacific	6,207	7,727	(20%)	16,920	12,184	39%
Total	$29,097	$24,859	17%	$75,252	$62,084	21%

Percentage of net revenue:
Americas	68%	61%		65%	69%
Europe and the Middle East	11%	8%		12%	12%
Asia-Pacific	21%	31%		23%	19%
Total	100%	100%		100%	100%

Net Revenue

Net revenue for the three months ended September 30, 2021 was $29.1 million, an increase of 17% compared with $24.9 million for the comparable period of 2020. Net revenue in the Americas was $19.7 million for the three months ended September 30, 2021, an increase of 31% compared to $15.1 million for the comparable period of 2020. Net revenue in Europe, the Middle East, and Asia-Pacific was $9.4 million for the three months ended September 30, 2021, a decrease of 4% compared with the comparable period of 2020.

Net revenue for the nine months ended September 30, 2021 was $75.3 million, an increase of 21% compared with $62.1 million for the comparable period of 2020. Net revenue in the Americas was $49.0 million for the nine months ended September 30, 2021, an increase of 15% compared to $42.6 million for the comparable period of 2020. Net revenue in Europe, the Middle East, and Asia-Pacific was $26.2 million for the nine months ended September 30, 2021, an increase of 35% compared with the comparable period of 2020.

Identity Segment

Net revenue in our Identity segment was $18.7 million for the three months ended September 30, 2021, an increase of 21% compared with $15.4 million for the comparable period of 2020. For the nine months ended September 30, 2021, net revenue in this segment was $47.2 million, an increase of 28% compared with $36.9 million for the comparable period of 2020. Net revenue in this segment for the three and nine months ended September 30, 2021 represented 64% and 63%, respectively, of our net revenue, compared to 62% and 59% in the comparable periods of the prior year.

Net revenue in the Americas was $10.2 million for the three months ended September 30, 2021, an increase of 64% compared with $6.2 million for the comparable period of 2020. For the nine months ended September 30, 2021 net revenue in the Americas was $23.4 million, an increase of 20% compared with $19.5 million for the comparable period of 2020. The increases were primarily due to higher sales of RFID transponder products and smart card readers associated with the increased demand for transponder and smart card reader products beginning in the second quarter of 2020 with shelter in place actions underway which drove the need for more work from home technologies. In addition, sales of access cards increased in the nine months ended September 30, 2021 as sales to commercial consumers in select market verticals, including retail, banking and travel, began to rebound in 2021.

Net revenue in Europe, the Middle East, and the Asia-Pacific for the three months ended September 30, 2021 was $8.6 million, a decrease of 7% compared with $9.2 million in the comparable period of 2020, while net revenue for the nine months ended September 30, 2021 was $23.8 million, an increase of 37% compared with $17.5 million in the comparable period of 2020. The decrease in the three months ended September 30, 2021 compared to the comparable period of 2020 was primarily attributable to the timing of project rollout schedules associated with RFID transponder sales to mobile phone and consumer products contract manufacturers in the Asia-Pacific, with a substantial portion of the products delivered in the first half of 2021 compared to the comparable period of 2020. The increase in the nine months ended September 30, 2021 is due to higher sales of RFID transponder products to mobile phone and consumer products contract manufacturers noted above.

Sales of RFID and NFC products and smart card readers comprise a significant proportion of our net revenue in these regions. RFID transponder products comprised approximately 70% and 67% of net revenue in these regions for the three and nine months ended September 30, 2021, respectively, compared to 72% and 62% in the comparable periods of the prior year. Smart card reader products comprised 20% and 22% of net revenue in these regions for the three and nine months ended September 30, 2021, respectively, compared to 19% and 26% in the comparable periods of the prior year.

Premises Segment

Net revenue in our Premises segment was $10.4 million for the three months ended September 30, 2021, an increase of 10% compared with $9.4 million for the comparable period of 2020. For the nine months ended September 30, 2021, net revenue in this segment was $28.1 million, an increase of 12% compared with $25.1 million for the comparable period of 2020. Net revenue in our Premises segment for the three and nine months ended September 30, 2021 represented 36% and 37%, respectively, of our net revenue, compared to 38% and 41% in the comparable periods of the prior year.

Net revenue in the Americas was $9.5 million for the three months ended September 30, 2021, an increase of 7% compared with $8.9 million for the comparable period of 2020. For the nine months ended September 30, 2021 net revenue in the Americas was $25.7 million, an increase of 11% compared with $23.1 million for the comparable period of 2020. The increases were primarily due to a rebound in sales of Hirsch Velocity hardware and software products to consumers in select commercial verticals, growth in sales to the federal government, and higher sales of video technology and analytics software products. Net revenue from our Premises solution for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, in the three and nine months ended September 30, 2021 represented 48% and 52%, respectively, of our net revenue in the Americas.

Net revenue in Europe, the Middle East, and Asia-Pacific for the three months ended September 30, 2021 was $0.9 million, an increase of 50% compared $0.6 million with the comparable period of 2020, while net revenue for the nine months ended September 30, 2021 was $2.4 million, an increase of 17% compared with $2.0 million in the comparable period of 2020. The increases in these regions are primarily project driven and can vary period to period.

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

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2021 was $11.1 million, or 38% of net revenue, compared with $9.9 million, or 40% of net revenue in the comparable period of 2020. Gross profit for the nine months ended September 30, 2021 was $27.7 million, or 37% of net revenue, compared with $25.1 million, or 40% of net revenue in the comparable period of 2020. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

Identity Segment

In our Identity segment, gross profit in the three and nine months ended September 30, 2021 was $5.2 million and $12.1 million, respectively. Gross profit in the three and nine months ended September 30, 2020 was $4.7 million and $11.3 million, respectively. Gross profit margins in this segment decreased to 28% in the three months ended September 30, 2021 from 30% in the comparable period of 2020 and decreased to 26% in the nine months ended September 30, 2021 from 31% in the comparable period of 2020. The decreases were primarily attributable to near-term investments in technology and manufacturing processes and systems, as well as changes in product mix, with a higher proportion of lower margin RFID transponder product sales in 2021 compared to the comparable period in 2020.

Premises Segment

In our Premises segment, gross profit was $5.9 million in the three months ended September 30, 2021 compared with $5.2 million in the comparable period of 2020. Gross profit margins in this segment increased to 57% in the three months ended September 30, 2021 from 55% in the comparable period of 2020 primarily due to product mix, with higher sales of higher margin video analytics software compared to the comparable period in 2020. Gross profit was $15.5 million in the nine months ended September 30, 2021 compared with $13.8 million in the comparable period of 2020. Gross profit margins in this segment in the nine months ended September 30, 2021 were comparable to the comparable period in 2020.

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

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2021 and 2020 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Research and development	$2,088	$2,380	(12%)	$6,556	$7,398	(11%)
as a % of net revenue	7%	10%		9%	12%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and nine months ended September 30, 2021 decreased compared to the comparable prior year periods primarily due to lower headcount and related costs, partially offset by higher external contractor costs.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Selling and marketing	$4,471	$4,245	5%	$12,682	$12,978	(2%)
as a % of net revenue	15%	17%		17%	21%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended September 30, 2021 increased compared to the comparable prior year period primarily due to higher tradeshow and advertising costs, partially offset by lower headcount and related costs and lower amortization expense associated with intangible assets that were fully amortized in the fourth quarter of 2020. Selling and marketing expenses for the nine months ended September 30, 2021 decreased compared to the prior year period primarily due to the lower intangible asset amortization noted above, and higher recruiting fees in the prior year period. These decreases were partially offset by higher tradeshow and advertising costs in 2021.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
General and administrative	$2,400	$2,118	13%	$7,120	$6,460	10%
as a % of net revenue	8%	9%		9%	10%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three and nine months ended September 30, 2021 increased compared to the prior year periods primarily due to higher professional fees and external contractor costs, as well as an increase in bad debt expense.

Decrease in Fair Value of Earnout Liability

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Decrease in fair value of earnout liability	$—	$—	N/A	$—	$(261)	N/A

The decrease in earnout consideration expense of $261,000 during the nine months ended September 30, 2020 was attributable to the decrease in the fair value of the earnout liability associated with a prior acquisition, representing the settlement date fair value of the shares issued and the recorded earnout liability.

Restructuring and Severance

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Restructuring and severance	$99	$163	(39%)	$761	$1,645	(54%)

Restructuring expenses incurred during the three and nine months ended September 30, 2021 consists of facility rental related costs of $67,000 and $523,000, respectively, and severance related costs of $32,000 and $238,000, respectively. Facility rental related costs during the nine months ended September 30, 2021, included a charge of $281,000 resulting from the impairment of a right-of-use operating lease asset for office space we vacated in the first quarter of 2021.

Restructuring expenses incurred during the three and nine months ended September 30, 2020 consists of severance related costs of $145,000 and $229,000, respectively, and facility rental related costs associated with office space from a prior acquisition of $18,000 and $1,416,000, respectively, which included a charge of $1,199,000 associated with the impairment of the right-of-use operating lease asset, which was subleased, but went into default due to non-payment of rent beginning April 1, 2020. Sublease income of $198,000 was received in the first quarter of 2020, however, since the first quarter of 2020, no rental payments have been received.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three and nine months ended September 30, 2021 and 2020 is set forth below (dollars in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Interest expense, net	$(62)	$(407)	(85%)	$(451)	$(1,066)	(58%)
Gain on forgiveness of Paycheck Protection Program note	$—	$—	—	$2,946	$—	N/A
Gain on investment	$611	$—	N/A	$611	$—	N/A
Foreign currency losses, net	$(48)	$(175)	(73%)	$(2)	$(119)	(98%)

Interest expense, net consists of interest on financial liabilities, amortization of debt issuance costs, and interest accretion expense for a liability on a contractual payment obligation arising from our acquisition of Hirsch Electronics Corporation. The decrease in interest expense for the three and nine months ended September 30, 2021 compared to the comparable periods of 2020 was primarily attributable to lower borrowings outstanding under our revolving loan facility with our lender, and lower amounts outstanding under our contractual payment obligation. See Note 7, Contractual Payment Obligation and Note 8, Financial Liabilities, in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

On May 7, 2021, the principal and accrued interest amounts outstanding of approximately $2.9 million under our promissory note pursuant to the Paycheck Protection Program had been forgiven. As a result, we recorded a gain on forgiveness of the promissory note of $2.9 million in the second quarter of 2021.

Gain on investment of $611,000 in the third quarter of 2021 was from the proceeds received in connection with the acquisition of a private company that we had invested in, which had been fully impaired and had no carrying value.

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

Income Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	% Change	2021	2020	% Change
Income tax provision	$(21)	$(8)	163%	$(94)	$(99)	(5%)
Effective tax rate	1%	2%		3%	(2%)

As of September 30, 2021, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more-likely-than-not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three and nine months ended September 30, 2021 and 2020. The effective tax rates for the three and nine months ended September 30, 2021 and 2020 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of September 30, 2021, our working capital, defined as current assets less current liabilities, was $53.4 million, an increase of $41.5 million compared to $11.9 million as of December 31, 2020. As of September 30, 2021, our cash balance was $29.2 million.

Sale of Common Stock

On April 7, 2021, we sold an aggregate of 3,779,342 shares of our common stock at a public offering price of $10.65 per share in an underwritten public offering. We received net proceeds of approximately $37.7 million from the sale of the common stock in the public offering, after deducting the underwriting discount and other offering related expenses of $2.5 million.

East West Bank

On February 8, 2017, we entered into a loan and security agreement with East West Bank (“EWB”). Following subsequent amendments, on February 8, 2021 we amended and restated the Loan and Security Agreement in its entirety (the “Loan and Security Agreement”). The Loan and Security Agreement provides for a $20.0 million revolving loan facility subject to a borrowing base and a $4.0 million non-formula revolving loan facility that is not subject to a borrowing base. The maturity date of the main revolving loan facility is February 8, 2023. Our obligations under the Loan and Security Agreement are collateralized by substantially all of our assets. As of September 30, 2021, there were no amounts outstanding under our Loan and Security Agreement.

See Note 8, Financial Liabilities in the accompanying notes to our unaudited condensed consolidated financial statements for more information.

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

Paycheck Protection Program

On April 9, 2020, we entered into a promissory note (the “PPP Note”) under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Note was dated April 8, 2020 with EWB. We borrowed a principal amount of approximately $2.9 million. The interest on the PPP Note was 1.0% per annum. The PPP Note was payable two years from the date of the PPP Note, and there was no prepayment penalty. All interest which accrues during the initial six months of the loan period was deferred and payable on the maturity date of the PPP Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with Small Business Administration rules established for the Paycheck Protection Program. On May 7, 2021, the principal and accrued interest amounts outstanding of approximately $2.9 million under our promissory note pursuant to the Paycheck Protection Program had been forgiven. As a result, we recorded a gain on forgiveness of the PPP Note debt of $2.9 million in the second quarter of 2021.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of September 30, 2021, the amount of cash included at such subsidiaries was $5.2 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

While we recorded net income during the period, we have historically incurred operating losses and negative cash flows from operating activities, and we may incur losses in the future. As of September 30, 2021, we had a total accumulated deficit of $407.1 million.

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

The following summarizes our cash flows for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$5	$(5,325)
Net cash used in investing activities	(1,312)	(928)
Net cash provided by financing activities	19,560	8,976
Effect of exchange rates on cash and cash equivalents	(444)	188
Net increase in cash and cash equivalents	17,809	2,911
Cash and cash equivalents at beginning of period	11,409	9,383
Cash and cash equivalents at end of period	$29,218	$12,294

Cash flows from operating activities

Cash provided by operating activities for the nine months ended September 30, 2021 of less than $0.1 million was primarily due to net income of $3.5 million, and adjustments for certain non-cash items of $0.4 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, stock-based compensation, gain on forgiveness of the Paycheck Protection Program note and impairment of a right-of-use operating lease asset, offset by a decrease in cash from net changes in operating assets and liabilities of $3.9 million.

Cash used in operating activities for the nine months ended September 30, 2020 of $5.3 million was primarily due to net loss of $4.4 million, a decrease in cash from net changes in operating assets and liabilities of $6.9 million, partially offset by adjustments for certain non-cash items of $6.0 million, consisting primarily of impairment of right-of-use operating lease assets, decrease in fair value of earnout liability, depreciation, amortization, amortization of debt issuance costs, and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2021 of $1.3 million was primarily due to $1.9 million of capital investment expenditures in our manufacturing facility in Singapore and our research and development facility in Germany, partially offset by $0.6 million related to the proceeds from an investment.

Cash used in investing activities for the nine months ended September 30, 2020 of $0.9 million related primarily to capital investment expenditures in our manufacturing facility in Singapore.

Cash flows from financing activities

Cash provided by financing activities during the nine months ended September 30, 2021 was primarily due to net proceeds of $37.7 million received from the sale of common stock in our underwritten public offering, partially offset by net repayments under our revolving loan facility of $14.6 million, repayments of April 21 Funds promissory notes of $2.8 million and taxes paid related to net share settlement of restricted stock units of $0.9 million.

Cash provided by financing activities during the nine months ended September 30, 2020 was primarily due to the issuance of secured subordinated promissory notes to April 21 Funds of $4.0 million, proceeds received under the Payment Protection Program of $2.9 million, and net borrowings under our revolving loan and term loan facilities of $2.7 million, partially offset by taxes paid related to net share settlement of restricted stock units of $0.6 million.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties, except as disclosed in Note 7, Contractual Payment Obligation.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had any material effect on our business, financial condition or results of operations.

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

During the three months ended September 30, 2021, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2021 and 2020, we repurchased 68,519 shares and 130,745 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

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

IDENTIV, INC.

November 10, 2021	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)
November 10, 2021	By:	/S/ Ed Kirnbauer
Ed Kirnbauer
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)