Form 10-K
period 2021-12-31
Identiv, Inc.
filed 2022-03-14
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Based on the closing sale price of the Registrant’s Common Stock on the Nasdaq National Market System on June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $323,453,815.

At March 2, 2022, the Registrant had outstanding 22,298,610 shares of Common Stock, excluding 1,493,835 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2021 are incorporated by reference into Part II, Item 5 and Part III of this Report.

Auditor Firm Id:	207	Auditor Name:	BPM LLP	Auditor Location:	San Jose, California

Identiv, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2021

PART I

ITEM 1.	BUSINESS

Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For example, statements, other than statements of historical facts regarding our strategy, future operations and growth, financial position, expected financial or business results, projected costs, prospects, plans, market trends, potential market size, product attributes and benefits, competition and competitive advantages, objectives of management, management judgements and estimates, and the expected impact of changes in laws or accounting pronouncements constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. Factors that could cause our actual results to differ materially from our expectations include, but are not limited to our ability to successfully execute our business plan and sell our products; continued market acceptance and growth or expansion in our target markets; our ability to successfully compete; our history of losses; our ability to obtain additional capital; the benefits and attributes of our products and services; the level of customer orders; the ability of our products to perform as expected; risks related to the COVID-19 pandemic; fluctuations in net cash provided and used by operating, financing and investing activities; sources and uses of our cash, and expense levels; the loss of significant customers or types of business; the impact of inflation; and the risks discussed elsewhere in this Annual Report under the heading “Risk Factors”. These cautionary statements qualify all of the forward-looking statements included in this Annual Report.

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

Each of the terms the “Company,” “Identiv,” “we,” “us” and “our” as used herein refers collectively to Identiv, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Our mission is to software-enable the entire physical world.

Our RFID (radio-frequency identification) devices are designed to digitally enable and secure any physical item. Our products enable frictionless digital interaction with the physical world, manage data flows from each physical object, creating a software-enabled experience that is far beyond a purely physical interaction.

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

•

Premises: Our Premises business is focused on digitally enabling and securing every physical place. We apply much the same RFID and security technology from our Identity segment to our physical and logical security platforms to create what we believe is a more secure, convenient and responsive experience in physical spaces. Our platform is deployed across buildings worldwide, ranging from sensitive government facilities, schools, utilities, hospitals, stores, and apartment buildings, to the smallest shops worldwide.

Identity Strategy

Market Drivers

The emerging market of RFID is driven by pervasive use cases. For example, RFID enables syringes to track whether the exact right amount of medication is filled into them and dispensed into the patient. Refrigerators can tell when the filter needs to be replaced, and make sure an authentic replacement is installed and working. Running shoes can sense how many steps you’ve taken. Phone accessories can work together intelligently with your phone to create novel experiences and applications. Governments can track the quality and authenticity of cannabis products for compliance and especially for tax collection. Temperature-sensitive medicine can be tracked to ensure it has stayed within its safety parameters and not spoiled. Bicycle and scooter tire pressure and frame wear can be monitored. Consumer and luxury goods can be authenticated, personalized and responsive. Vaping pods can be verified and tamper resistant for safety and authenticity. Blood test assays can be verified as authentic and matched with the right blood sample.

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

Competitive Advantages

We believe our core differentiation is our best-in-class designs, technologies and intellectual property to enable the secure digital capabilities of RFID chips to work in the analog world of antennas, power harvesting, data conversion and security. They have to go on a shoe, in a syringe, embedded in the hair of a doll, then they have to communicate through RF (radio frequency), and harvest power from the radio signal of the phone or reader, to run the chip. They have to do this reliably, while the item is dropped, washed, stuffed in pockets and generally exposed to the real world. We design the systems, the antennas, software, security and physical form that connects the chips, accesses their capabilities, manages RF communications and power conversion, and creates the platform for the digital experience, all in harmony with the physical experience of the product.

•	Imagine, Design, Prototype

We make this happen with our library of designs, with patents like tag-on-metal and with IP we’ve developed working with advanced early adopters in their industries. We believe we deepen our value and competitive advantage by providing both the devices themselves in high volume as well as the readers and programmers to personalize and read the RFID devices. Whether it’s in a pharmacy or any other place where RFID is read or programmed, our readers are among the most widely deployed for NFC (near-field communication) and high-frequency RFID programming and reading. We believe this gives us both credibility with our customers' engineers and the flexibility to add software value that providers of just RFID devices can’t.

We then work closely with our customers' engineers to build the complicated analog bridge and system to make it all work across RF. With very high reliability, high data security and optimized power transfer, the end user gets an engaged interaction.

•	Pilot, Scale-up, Re-Imagine, Re-Design....Repeat

Then because we own our own world class production facilities, we go directly to prototypes, pilot runs, ramp up production and deliver with high quality even for the most complicated devices. What usually happens next is the customers' engineers want to improve the product, either from what they’ve learned or because our chip partners come out with new chips, new features, new price points. We would then typically run another rapid cycle of re-design / re-prototype / re-pilot / re-production processes.

We believe that in this market of thousands of designs and hundreds of billions of units there are substantial first-mover advantages. We believe our design through production platform keeps customers with us as they drive more capabilities and better performance into their customer experiences. We believe this will accelerate, driven by the chips Moore's Law speed advances, and by competitive forces created when any digitally enabled product is launched, pressuring others to keep up or lose the market opportunity.

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

Design wins

Design wins are the key to our leadership in the market as it expands. We believe our technical expertise, leadership, IP, active customer engagements and reputation across all facets of RFID provide a pipeline of design win opportunities. Specific recent examples include:

•

Industrial and Adverse Consumer RFID Applications (Industrial Assets, Bikes, Scooters): Our patented tag-on-metal RFID devices for authenticity, tracking and customer engagement are early-adoption uses we’re designing for companies in this category. These specialty applications are demanded and required for various use cases within adverse environments. We’re also working on tag-on-metal designs to track tire pressure, permitting a phone-tap to the wheel to display pressure instead of awkwardly jamming a pressure gauge on a tube stem. Strain gauge enabled RFID devices to track wear-and-tear are in early stages. This cycle of immediate-benefit, low-risk applications, followed by second-generation more complicated applications and then planning ahead for later-generation, experience-changing applications we believe is the proliferation path many leading companies will follow to deploy the full range of capabilities of a digitally-enabled RFID-connected product.

•

Rapid blood analyzing systems: This application goes onto consumable cartridges to calibrate the system and confirm authenticity and content for the blood test assay. This use case is applicable to most testing and assays where authenticity, data integrity, reliability and seamless integration with existing form factors are critical.

•

Existing customer design expansion: Core to our strategy is continuously improving designs, to leverage new chip features, capabilities, price and performance. With one of our major customers within the Healthcare segment, we completed a complex design in their initial product cycle; and we’ve since developed three additional designs built from the original, with at least two of them selected into a new launch phase.

Technology expansion

Our ability to get more design wins and successful customer launches depends on our best-in-class engineering and production, but upstream of that it’s built on new technologies we’re constantly incorporating and designing as new capabilities for our customers.

•

Passive temperature sensors and patches: Provide the ability to track the temperature of people or things, without having a battery attached, flexibly attached on skin or integrated with other products, wherever temperature is critical to track. Perpetually-functioning (no battery), usable almost anywhere (small, custom-designable, flexible) at a fraction of the cost of powered cold-chain trackers opens multiple use cases within the IoT that were impractical or price-prohibitive.

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

in syringes, serum bottles, and anything else. For certainty of fluid fill and dispensing, medical and high value/high-sensitivity fluid measurement use cases are easily enabled at scale. Combined with a one-time counter, counterfeit re-fills can be precluded by the same device while providing transparency for compliance to insurers and other regulatory agencies.

•

Multi-frequency devices: Combination RFID devices integrating both UHF (ultra-high frequency) and HF (high frequency) in a single device bring UHF's long read-range to the rich feature set – but limited read-range - of NFC and other HF RFID devices. We have focused on a solution for the Cannabis industry that we believe best serves requirements around supply chain transparency, tamper protection, authenticity and consumer experience.

•

New RFID chips: We continuously collaborate with RFID chip suppliers as well as specialty chip manufacturers to steer them in the direction of innovation with our active customer requirements. We develop integrated designs to deliver the price and features of the newest chips for easy adoption into new products and better scale with active and prospective customers.

Premises Strategy

Just as our RFID products’ software enables things on the planet, our Premises platform software enables places on the planet. Our platform is anchored by our Velocity and Freedom software, our line of controllers and IoT gateways including Mx, our Freedom SmartBridge, our TouchSecure access sensors, our Velocity Vision video platform and a wide range of integrations.

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

place, including control of doors, cameras, gates, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a continuous audit trail. Our platforms are IT-centric and highly scalable from small businesses through global organizations, multi-tenant, special-purpose campuses such as schools, military bases, utilities and others. Our platforms are available as local software or cloud based, accessible through browser, mobile and desktop interfaces. We leverage data infrastructures across LAN's, Wifi, Bluetooth, mobile, RFID and emerging communication standards such as 5G and UWB (ultra wide-band). As communications infrastructure becomes fully wireless, low-power and high-security, our software is architected to support seamless migration to fully software-defined systems, compatible with pervasive RFID devices to enable a frictionless, convenient and secure experience in almost any physical location.

•	Access Readers & Sensors: As most of the physical infrastructure becomes wireless, virtual and software-defined,

the remaining device will be the sensors at the door. As platforms for local presence confirmation, video and audio interaction, and to signal a door to open, we believe our family of TouchSecure (TS) sensors will continue to play a key physical role in providing security and convenience at the door.

Sales & Marketing Strategy

Our go-to-market strategy is consistent across our business. We believe our competitive advantage is our technical expertise, technology and know-how which covers both the user side and the programmer/reader/infrastructure side.  With this depth of technology across the overall system we develop and prove our best-in-class use cases with our customers.

•

Use-case Proliferation: We apply our digital marketing platforms, sales teams and channel partners to proliferate each use case as best-in-class. We target the product engineers or other decision makers to build awareness of a proven solution. We drive our marketing message in terms that engineers value because we’ve established the benefits from comparable use cases. As a company adopts RFID and delivers superior product experiences, we believe that drives faster adoption by others, until a use-case becomes pervasive.

•

Trusted advisor: Reducing adoption cost and risk: We have built a reputation as the trusted advisor to our customers by sharing benefits and pitfalls, risks and tradeoffs, as well as ways to mitigate them. We also communicate the risk of inaction, as others come to market with new capabilities. By highlighting risks of inaction, making customers aware of upcoming competitive threats and sharing insights into how they can confidently build competitive capabilities themselves, we believe we become their trusted advisor early in their learning and decision cycle. Then, because we help with the designs, provide devices as well as reader/programmers, and complete solutions or best-of-breed components, we often become a long-term partner, reducing their risks and efforts and improving their competitive advantages.

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

Research and Development

In RFID, we’re a leader in a wide range of chip use cases, antenna designs across HF, UHF and LF (low frequency) as well as sensors, materials and form factors. We encompass both sides of the underlying technology platforms, the devices themselves as well as the programmers, testers, configurators and readers. We believe this provides credibility with customers, demonstrating an understanding of all components of the devices in some cases even more deeply than the makers of the devices themselves, because our devices are programming, configuring, testing and validating them at the time of production, as well as in use among customers. Similarly with our physical security IoT platforms, we encompass the total solution. We believe our technology and products span a far greater range of the platform solution than most of our competitors, encompassing readers, controllers, video, cards and software across local, cloud, mobile, and hybrid modes.

Our research and development (“R&D”) investment is highly leveraged because we optimally access expertise wherever we believe it is most advanced and most efficient. We maintain RFID R&D in Germany, in the region where the initial NFC and smart card technologies developed, and in Singapore/Southeast Asia, where the most advanced and flexible RFID production is centered. We also deploy software and systems teams in Chennai India, Vietnam, Mexico and in the U.S.

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

Employees

As of December 31, 2021, we had 329 employees, of which 72 were in research and development, 80 were in sales and marketing, 149 were in manufacturing and 28 were in general and administrative. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Corporate Information

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in California and Texas; Chennai, India; Munich, Germany; and local operations and sales facilities in Germany, the United Kingdom, Hong Kong, Singapore, Canada, India and the United States. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

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

Our reliance on suppliers and contract manufacturers for the production of our products and hardware components has and may continue to result in product delivery problems and delays. We may suffer a disruption if the supply of components causes us to be unable to purchase sufficient components on a timely basis. For example, the ongoing global semiconductor shortage that began in 2021 has and may continue to adversely impact our ability to meet product demand in a timely fashion. This shortage, which is due in part to COVID-19, may persist for an indefinite period of time and has and may continue to have a negative impact on our revenue and operating results. Low inventory levels can affect our ability to meet customer demand, lengthen lead times and potentially cause us to miss opportunities, lose market share and/or damage customer relationships, also adversely affecting our business. Although we have taken steps to ensure we have adequate supply for expected customer demand, there can be no assurance that our efforts will be successful. If we are not able to get the necessary products and components on a timely basis, our business, financial condition and results of operations may be adversely affected.

Our financial performance depends on the extent and pace of RFID market adoption and end-user adoption of our RFID products and the timing of new customer deployments.

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. That pace, scope and depth accelerated during 2021 which has caused large fluctuations in our operating results. If RFID market adoption, and adoption of our products specifically, does not meet our expectations then our growth prospects and operating results will be adversely affected. If we are unable to meet end-user or customer volume or performance expectations, then our business prospects may be adversely affected. In addition, given the uncertainties of the specific timing of our new customer deployments, we cannot be assured that we will have appropriate inventory and capacity levels or that we will not experience inventory shortfalls or overages in the future. We seek to mitigate those risks by being deeply embedded in our customers design cycle, working with our chip partners on long lead time components, managing our limited capital equipment needs within a short cycle and expanding our facilities to accommodate several scenarios for growth potential. If end users with sizable projects change or delay them, we may experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate that such uncertainty and fluctuations may continue to characterize our business for the foreseeable future.

The impact of the COVID-19 pandemic, or similar global health concerns, could negatively impact our operations, supply chain and customer base.

The COVID-19 pandemic has severely restricted the level of economic activity around the world, which has and may continue to impact timing of demand for our products and services. Our operations and supply chains for certain of our products or services may be negatively impacted by the regional or global outbreak of illnesses, including COVID-19. Any quarantines, labor shortages or other disruptions to our operations, or those of our suppliers or customers, have and may continue to adversely impact our sales and operating results, including additional expenses and strain on the business as well as our supply chain. In addition, the COVID-19 pandemic has resulted in a widespread health crisis that has and may continue to adversely affect some of the market verticals that we participate in as well as the general economies and financial markets of many countries, including those in which we operate, and negatively impacted supply and demand for our products and services, and has and may continue to result in delayed sales and extended payment cycles for our products and services. We are unable to accurately fully predict the effect of the ongoing pandemic on our business, which could be material to our 2022 results, and which could be affected by other factors we are not currently able to predict, including the success of actions taken to contain or treat COVID-19, and reactions by consumers, companies, governmental entities and capital markets.

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

While we are not able to quantify the amount of sales made to end customers in the U.S. Government market due to the indirect nature of our selling process, we believe that orders from U.S. Government agencies represent a significant portion of our revenues. The U.S. Government, suppliers to the U.S. Government and certain industries in the public sector currently fall, or may in the future fall, under particular regulations that require federal agencies to implement security systems that utilize physical and logical access control products and solutions such as ours. These regulations include, but are not limited to, HSPD 12 and FIPS 201 produced by the National Institute of Standards and Technology (“NIST”). Discontinuance of, changes in, or lack of adoption of laws or regulations pertaining to security related to sales to end customers in the U.S. Government market could adversely affect our sales.

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

Sales to our ten largest customers accounted for 32% of total net revenue in 2021 and 33% of total net revenue in 2020. No customer accounted for 10% or more of our total net revenue in 2021 or 2020. A significant amount of revenue is sourced from sales of products and systems to our original equipment manufacturer partners and an indirect sales network who sell to various entities within the U.S. federal government sector. We cannot guarantee that future reductions in U.S. Government budgets will not impact our sales to these government entities or that the terms of existing contracts will not be subject to renegotiation. Our loss of one or more significant customers could have a significant adverse impact on our business, financial condition and results of operations.

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

We may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could compromise company or customer data and result in delayed or cancelled orders and expose us to liability. System failures and disruptions could also impede the manufacturing and shipping of products, delivery of online services, processing of transactions and reporting of financial results. In addition, any such failures or disruptions could harm our reputation. We have no operations in Russia or Ukraine, but we do not and cannot know if the current uncertainties in these geopolitical areas, which are unfolding in real-time, may escalate and result in broad economic and security conditions, which could result in material implications for our business.

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

We market and sell our products and solutions to customers in many countries around the world. To support our global sales, customer base and product development activities, we maintain offices and/or business operations in several locations around the world, including Germany, Hong Kong, India, Japan, Singapore, Canada, and the U.S. We also maintain manufacturing facilities in Singapore and California and engage contract manufacturers in multiple countries outside the U.S. Managing our global development, sales, administrative and manufacturing operations places a significant burden on our management resources and our financial processes and exposes us to various risks, including:

•	longer accounts receivable collection cycles;
•	changes in foreign currency exchange rates;
•	compliance with and changes in foreign laws and regulatory requirements;
•	changes in political or economic conditions and stability, particularly in emerging markets;
•	difficulties managing widespread sales and manufacturing operations;
•	export controls;
•	natural disasters;
•	less effective protection of our intellectual property; and
•	potentially adverse tax consequences.

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

Many of our products are manufactured outside the U.S. by contract manufacturers. Our reliance on these manufactures poses a number of risks, including lack of control over the manufacturing process and ultimately over the quality and timing of delivery of our products. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers, and we may not be able to do this in a timely manner or on reasonable terms. Additionally, we may be subject to currency fluctuations, potentially adverse tax consequences, unexpected changes in regulatory requirements, tariffs and other trade barriers, export controls, natural disasters, or political and economic instability. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative manufacturers could materially and adversely affect our business and operating results. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventory levels could be inadequate or excessive, which could result in damage to our reputation with our customers and in the marketplace, as well as possible shortages of products or write-offs of excess inventory.

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

Factors that have caused our results to fluctuate in the past and which are likely to affect us in the future include the following:

•	business and economic conditions overall and in our markets;
•	the timing and size of customer orders, including orders that may be tied to annual or other budgetary cycles, seasonal demand, product plans or program roll-out schedules;
•	the effects of U.S. Government shut downs, spending cuts and other changes in budget allocation or availability that create uncertainty for customers in certain parts of our business;
•	the absence of significant backlog in our business;
•	cancellations or delays of customer orders or the loss of a significant customer;
•	the length of sales cycles associated with our product or service offerings;
•	variations in the mix of products and services we sell;
•	reductions in the average selling prices that we are able to charge due to competition, new product introductions or other factors;
•	the impact of increasing freight and logistics costs;
•	our ability to obtain an adequate supply of quality components and to deliver our products on a timely basis;
•	our inventory levels and the inventory levels of our customers and indirect sales channels;
•	the extent to which we invest in development, sales and marketing, and other expense categories;
•	acquisitions, dispositions or organizational restructuring;
•	fluctuations in the value of foreign currencies against the U.S. dollar;
•	the cost or impact of litigation; and
•	the write-off of trade receivables and investments.

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

We face risks from claims of third parties and litigation, which could have an adverse effect on our results of operations.

We have, and may in the future, receive notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights. From time to time, we are be subject to claims of third parties, possibly resulting in litigation, which could include, among other things, claims regarding infringement of the intellectual property rights of third parties, product defects, employment-related claims, and claims related to acquisitions, dispositions or restructurings. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third party trade secrets, alleging infringement by us of third party patents and trademarks or challenging the validity of our patents, will not be asserted or prosecuted against us. Addressing any such claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, require us to redesign our products, require us to accept returns of products and to write-off inventory, or result in other adverse effects to our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages.

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

Over the past several years, The Nasdaq Capital Market has experienced significant price and volume fluctuations that have particularly affected the market prices of the stocks of technology companies. Volatility in our stock price may result from a number of factors, some of which are beyond our control, including, among others:

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

We have issued a significant number of shares of our common stock as well as warrants to purchase shares of our common stock, in connection with a number of financing transactions and acquisitions in recent years. In the future, from time to time we may issue additional previously authorized and unissued securities, resulting in additional dilution of the ownership interests of our current stockholders.

In addition, we have reserved shares of common stock for potential future issuance including stock issuable pursuant to our equity incentive plans, the conversion of our preferred stock and warrants issued in connection with previous capital raises and other transactions. As of March 2, 2022, 1,449,445 shares of common stock are reserved for future grants and outstanding equity awards under our equity incentive plans and an additional 9,011,994 shares of common stock are reserved for future issuance in connection with other potential issuances, including conversion of our preferred stock. We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, and future financings or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock. The issuance of additional shares of common stock or preferred stock or other securities, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.

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

Our corporate headquarters are located in Fremont, California and we maintain operational headquarters in Santa Ana, California. We lease additional facilities to house our engineering, sales and marketing, administrative and manufacturing functions. At December 31, 2021, our major facilities consisted of the following:

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

We are and from time to time, may become subject to various legal proceedings and claims arising in the ordinary course of business or could be named a defendant in other lawsuits. Legal proceedings could result in material costs, occupy significant management resources and entail penalties, even if we prevail. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Information concerning our executive officers as of March 1, 2022 is as follows:

Steven Humphreys, 60, has served as our Chief Executive Officer since September 2015 and as a director since July 1996. Mr. Humphreys previously served as Chairman of the Board from September 2013 until September 9, 2015. Previously, he also served as Lead Director from May 2010 until April 2013 and as Chairman of the Board from April 2000 to March 2007. Mr. Humphreys also served as President of the Company from July 1996 to December 1996 and as President and Chief Executive Officer from January 1997 to July 1999. From November 2011 to December 2014, Mr. Humphreys served as chief executive officer of Flywheel Software, Inc., a venture-backed, location-based mobile solutions company. From October 2008 until its acquisition by SMSC in February 2011, Mr. Humphreys served as Chief Executive Officer and President of Kleer Corporation, a venture-backed provider of wireless audio technology. From October 2001 to October 2003, he served as Chairman of the Board and Chief Executive Officer of ActivIdentity, a provider of digital identity solutions, a publicly-listed company until its acquisition by HID Global in December 2010. He also served as a director of ActivIdentity from March 2008 until December 2010. Previously, Mr. Humphreys was President of Caere Corporation, a publicly-listed optical character recognition software company. Prior to Caere, he spent ten years with General Electric in a variety of factory automation and information technology positions, most recently leading the Information Delivery Services business unit of GE Information Services. Philanthropically, Mr. Humphreys has been an elected public school board trustee and a contributor to a range of education-oriented charities. He also serves on the board of Summit Public Schools, a charter school system with schools across the West Coast, and developer of the Summit Learning System, developed in cooperation with Facebook and deployed in over 1,000 schools nationwide. Mr. Humphreys holds a B.S. degree from Yale University and M.S. and M.B.A. degrees from Stanford University.

Justin Scarpulla, 48, has served as our Chief Financial Officer since December 2021. Mr. Scarpulla previously served as Director of Finance at Space Exploration Technologies Corp., a company that designs, manufactures and launches advanced rockets and spacecraft, from May 2017 to December 2021. From May 2016 to May 2017, Mr. Scarpulla served as Vice President of Accounting & Finance at Incipio, LLC, a designer and manufacturer of mobile device accessories and technologies. Mr. Scarpulla served as Vice President and Corporate Controller at Vizio, Inc. (NYSE: VZIO), a designer and manufacturer of entertainment-focused technologies, from 2015 to 2016 and at JustFab, Inc., an online subscription fashion retailer, from 2014 to 2015. He also served as Chief Accounting Officer and Corporate Controller at MaxLinear, Inc. (NYSE: MXL), a provider of radio frequency, analog, digital and mixed-signal integrated circuits, from 2011 to 2014. From 1999 to 2011, Mr. Scarpulla held various roles in finance at Broadcom Corporation (Nasdaq: BRCM), a provider of semiconductor and infrastructure software solutions, including Director of Financial Reporting. Mr. Scarpulla is a Certified Public Accountant and started his career at Ernst & Young LLP. Mr. Scarpulla holds a B.A. in Accounting and Finance from California State University Fullerton.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Capital Market under the symbol “INVE.” According to data available at March 2, 2022, we had 111 registered holders of our common stock. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us.

The disclosure required by Item 201(d) of Regulation S-K is included in Item 12 of this Annual Report on Form 10-K.

During the years ended December 31, 2021 and 2020, we repurchased 82,351 shares and 171,641 shares, respectively, of common stock surrendered to us to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Factors Affecting Our Performance

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. That pace, scope and depth accelerated during 2020 causing large fluctuations in our operating results. During 2021, we believe RFID deployments occurred at a much faster pace of growth than historically. We believe significant improvement in chip capabilities at lower costs, combined with the incorporation of the full NDEF (NFC data exchange format) protocol by Apple in its iPhone 12 and iOS 14 has accelerated the opportunities for product engineers to integrate RFID into their products to create new and more engaging customer experiences, product reliability and performance. As the market hit this pivot point, we expanded both our capacity and technical leadership. As a result, revenue in our Identity segment increased 23% year over year, driven by our RFID product growth of 21% year over year. We track growth indicators including design wins, customer launches and technology launches. We have made investments in our technology, world class quality and automation, and we believe that our competitive advantages will continue to drive growth.

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

Given the uncertainties of the specific timing of our new customer deployments, we cannot assure you that we have appropriate inventory and capacity levels or that we will not experience inventory shortfalls or overages in the future or acquire inventory at costs to maintain gross margins. We attempt to mitigate those risks by being deeply embedded in our customers design cycle, working with our chip partners on long lead time components, managing our limited capital equipment needs within a short cycle and future proofing our facilities to accommodate several scenarios for growth potential.

If end users with sizable projects change or delay them, we may experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate that uncertainty to continue to characterize our business for the foreseeable future.

Seasonality and Other Factors

In our business overall, we experience variations in demand for our offerings from quarter to quarter, and typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our physical access control solutions and related products to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year. Sales of our identity readers, many of which are sold to government agencies worldwide, are impacted by project schedules of government agencies, as well as roll-out schedules for application deployments. Further, this business is typically subject to seasonality based on differing commercial and global government budget cycles. Lower sales are expected in the U.S. in the first half, and in particular, the first quarter of the year, with higher sales typically in the second half of each year. In Asia-Pacific, with fiscal year-ends in March and June, order demand can be higher in the first quarter as customers attempt to complete projects before the end of the fiscal year. Accordingly, our net revenue levels in the first quarter each year often depend on the relative strength of project completions and sales mix between our U.S. customer base and our international customer base.

Purchasing of our Products and Services for U.S. Federal Government Security Programs

In addition to the general seasonality of demand, overall U.S. Federal Government expenditure patterns have a significant effect on demand for our products due to the significant portion of revenue that are typically sourced from U.S. Federal Government agencies. During 2021, we experienced an increase in our U.S. Federal Government revenue of 21% over the preceding full year. Drivers of growth included our technology strength and proven security solutions, work from home mandates, and continued strength in investments for security across a number of different agencies. We believe that the success and growth of our business will continue through the U.S. Federal Government focus on security and our successful procurement of government business. If there are changes in government purchasing policies or budgetary constraints there could be implications for our growth prospects and operating results. If we are unable to meet end-user or customer volume or performance expectations, then our business prospects and operating results may be adversely affected.

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

	Year Ended December 31,
	2021	2020	% Change
Identity:
Net revenue	$64,725	$52,742	23%
Gross profit	15,670	14,781	6%
Gross profit margin	24%	28%
Premises:
Net revenue	39,044	34,178	14%
Gross profit	21,397	18,900	13%
Gross profit margin	55%	55%
Total:
Net revenue	103,769	86,920	19%
Gross profit	37,067	33,681	10%
Gross profit margin	36%	39%
Operating expenses:
Research and development	8,673	9,781	(11)%
Selling and marketing	17,033	17,270	(1)%
General and administrative	11,891	8,623	38%
Decrease in fair value of earnout liability	—	(261)	(100)%
Restructuring and severance	817	1,716	(52)%
Total operating expenses	38,414	37,129	3%
Loss from operations	(1,347)	(3,448)	(61)%
Non-operating income (expense):
Interest expense, net	(483)	(1,462)	(67)%
Gain on forgiveness of Paycheck Protection Program note	2,946	—	(100)%
Gain on investment	611	—	(100)%
Foreign currency losses, net	(79)	(122)	(35)%
Income (loss) before income tax provision	$1,648	$(5,032)	(133)%

The following table sets forth our statements of comprehensive (income) loss as a percentage of net revenue:

	Year Ended December 31,
	2021	2020
Net revenue	100%	100%
Cost of revenue	64	61
Gross profit	36	39
Operating expenses:
Research and development	8	11
Selling and marketing	16	20
General and administrative	12	10
Decrease in fair value of earnout liability	—	—
Restructuring and severance	1	2
Total operating expenses	37	43
Loss from operations	(1)	(4)
Non-operating income (expense)
Interest expense, net	(1)	(2)
Gain on forgiveness of Paycheck Protection Program note	3	—
Gain on investment	1	—
Foreign currency losses, net	—	—
Income (loss) before income tax provision	2	(6)
Income tax provision	—	—
Net income (loss )	2%	(6)%

Geographic net revenue based on each customer’s ship-to location for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Americas	$69,396	$58,302
Europe and the Middle East	12,876	9,497
Asia-Pacific	21,497	19,121
Total	$103,769	$86,920
As a percentage of net revenue:
Americas	67%	67%
Europe and the Middle East	12%	11%
Asia-Pacific	21%	22%
Total	100%	100%

Fiscal 2021 Compared with Fiscal 2020

Net Revenue

Net revenue in 2021 was $103.8 million, an increase of 19% compared with $86.9 million in 2020. Net revenue in the Americas was $69.4 million in 2021, an increase of 19% compared with $58.3 million in 2020. Net revenue from our Premises solution for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 52% of our net revenue in the Americas. Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $34.4 million in 2021, an increase of 20% compared with 2020. Sales of RFID and NFC products and smart card readers comprised a significant proportion of our net revenue in these regions.

Identity Segment

Net revenue in our Identity segment, which represented 62% of our net revenue, was $64.7 million in 2021, an increase of 23% compared with $52.7 million in 2020. Net revenue in this segment in the Americas in 2021 increased 25% compared with 2020 primarily due to higher sales of RFID transponder products and smart card readers associated with the increased demand for transponder and smart card reader products. In addition, sales of access cards increased as sales to commercial consumers in select market verticals, including retail, banking and travel, began to rebound in 2021.

Net revenue in this segment in Europe, the Middle East, and the Asia-Pacific increased approximately 20% in 2021 compared with 2020 primarily due to higher sales of RFID transponder products to mobile phone and consumer products contract manufacturers.

Sales of RFID and NFC products and smart card readers comprise a significant proportion of our net revenue in these regions. RFID transponder products comprised approximately 66% of net revenue in these regions in 2021, and 65% of net revenue in 2020, while smart card reader sales in 2021 and 2020 comprised approximately 24% and 24% of the net revenue.

Premises Segment

Net revenue in our Premises segment, which represented 38% of our net revenue, was $39.0 million in 2021, an increase of 14% compared with $34.2 million in 2020. Net revenue in this segment in the Americas in 2021 increased 14% compared with 2020 due to a rebound in sales of Hirsch Velocity hardware and software products to consumers in select commercial verticals, continued growth in sales to the federal government, and higher sales of video technology and analytics software products. Net revenue from our Premises solution for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products.

Net revenue in this segment across Europe, the Middle East, and Asia-Pacific increased 17% in 2021 compared with 2020. The increases in these regions are primarily project driven and can vary period to period.

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

Gross Profit and Gross Margin

Gross profit for 2021 was $37.1 million, or 36% of net revenue, compared to $33.7 million or 39% of net revenue in 2020. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

Identity Segment

In our Identity segment, gross profit was $15.7 million in 2021 compared with $14.8 million in 2020. Gross profit margins in the Identity segment in 2021 decreased to 24% compared to 28% in 2020. The decrease in gross profit margins was primarily attributable to near-term investments in technology and manufacturing processes and systems, changes in product mix, with a higher proportion of lower margin RFID transponder product sales in 2021 compared to 2020, and increased freight and logistics costs.

Premises Segment

In our Premises segment, gross profit was $21.4 million in 2021 compared with $18.9 million in 2020. Gross profit margins in the Premises segment in 2021 were comparable to 2020.

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

Operating Expenses

Information about our operating expenses for the years ended December 31, 2021 and 2020 is set forth below.

Research and Development

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Research and development expenses	$8,673	$9,781	$(1,108)	(11)%
Percentage of revenue	8%	11%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in 2021 decreased compared with 2020 primarily due to lower headcount and related costs, partially offset by higher external contractor costs.

Selling and Marketing

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Selling and marketing expenses	$17,033	$17,270	$(237)	(1)%
Percentage of revenue	16%	20%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses in 2021 decreased compared with 2020 primarily due to lower amortization expense associated with intangible assets that were fully amortized in the fourth quarter of 2020, and higher recruiting fees, partially offset by higher tradeshow and advertising costs in 2021.

General and Administrative

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands)
General and administrative expenses	$11,891	$8,623	$3,268	38%
Percentage of revenue	12%	10%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses increased compared with 2020 primarily due to bad debt expense recorded in the fourth quarter of 2021 of $2.3 million for aged accounts receivables, as well as higher professional fees and external contractor costs.

Decrease in Fair Value of Earnout Liability

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Decrease in fair value of earnout liability	$—	$(261)	$261	N/A

The decrease in earnout consideration expense of $261,000 in 2020 was attributable to the decrease in the fair value of the earnout liability associated with a prior acquisition, representing the settlement date fair value of the earnout shares issued to the selling shareholders and the recorded earnout liability.

Restructuring and Severance

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Restructuring and severance expenses	$817	$1,716	$(899)	(52)%

Restructuring expenses incurred in 2021 consists of facility rental related costs of $521,000 and severance related costs of $296,000. Facility rental related costs in 2021 included a charge of $281,000 resulting from the impairment of a right-of-use operating lease asset for office space we vacated in the first quarter of 2021.

Restructuring expenses incurred in 2020 consists of severance related costs of $375,000 and facility rental related costs associated with office space of an acquired business of $1,341,000. The latter included a charge of $1,296,000 associated with the impairment of the right-of-use operating lease assets for office space we vacated in 2020.

See Note 14, Restructuring and Severance, in the accompanying notes to our consolidated financial statements for more information.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the years ended December 31, 2021 and 2020 is set forth below.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Interest expense, net	$(483)	$(1,462)	$979	(67)%
Gain on forgiveness of Paycheck Protection Program note	$2,946	$—	$2,946	100%
Gain on investment	$611	$—	$611	100%
Foreign currency losses, net	$(79)	$(122)	$43	(35)%

Interest expense, net consists of interest on financial liabilities, amortization of debt issuance costs, and interest accretion expense for a liability on a contractual payment obligation arising from our acquisition of Hirsch Electronics Corporation. The decrease in interest expense in 2021 compared to 2020 was primarily attributable to lower borrowings outstanding under our revolving loan facility with our lender (which was fully paid down in August 2021), and lower amounts outstanding under our contractual payment obligation. See Note 7, Contractual Payment Obligation and Note 8, Financial Liabilities, in the accompanying notes to our consolidated financial statements for more information.

On May 7, 2021, the principal and accrued interest amounts outstanding of approximately $2.9 million under our promissory note pursuant to the Paycheck Protection Program had been forgiven. As a result, we recorded a gain on forgiveness of the promissory note of $2.9 million in the second quarter of 2021.

Gain on investment of $611,000 was from the proceeds received in connection with the acquisition of a private company that we had invested in, which had been fully impaired and had no carrying value.

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

Income Tax Provision

	Year Ended December 31,
	2021	2020	$ Change	% Change
	($ in thousands)
Income tax provision	$28	$73	$(45)	(62)%

As of December 31, 2021, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the year ended December 31, 2021. The effective tax rate for the year ended December 31, 2021 differs from the federal statutory rate of 21% primarily due to PPP loan forgiveness, stock-based compensation, GILTI inclusions, and the provision in certain foreign jurisdictions partially offset by the change in the valuation allowance. The effective tax rate for the year ended December 31, 2020 differs from the federal statutory rate of 21% primarily due to the provision in certain foreign jurisdictions partially offset by the change in the valuation allowance.

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

	Three Months Ended
	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2020	Mar 31, 2020
	(In thousands, except per share data)
Consolidated Statements of Comprehensive Income (Loss):
Net revenue	$28,517	$29,097	$23,993	$22,162	$24,836	$24,859	$19,105	$18,120
Cost of revenue	19,100	17,979	15,153	14,470	16,252	14,974	11,393	10,620
Gross profit	9,417	11,118	8,840	7,692	8,584	9,885	7,712	7,500
Operating expenses:
Research and development	2,117	2,088	2,131	2,337	2,383	2,380	2,422	2,596
Selling and marketing	4,351	4,471	4,147	4,064	4,292	4,245	4,236	4,497
General and administrative	4,771	2,400	2,595	2,125	2,163	2,118	2,151	2,191
Decrease in fair value of earnout liability	—	—	—	—	—	—	(261)	—
Restructuring and severance	56	99	274	388	71	163	1,417	65
Total operating expenses	11,295	9,058	9,147	8,914	8,909	8,906	9,965	9,349
Income (loss) from operations	(1,878)	2,060	(307)	(1,222)	(325)	979	(2,253)	(1,849)
Interest expense, net	(32)	(62)	(144)	(245)	(396)	(407)	(407)	(252)
Gain on forgiveness of Paycheck Protection Program note	—	—	2,946	—	—	—	—	—
Gain on investment	—	611	—	—	—	—	—	—
Foreign currency gains (losses), net	(77)	(48)	—	46	(3)	(175)	(30)	86
Income (loss) before income tax benefit (provision)	(1,987)	2,561	2,495	(1,421)	(724)	397	(2,690)	(2,015)
Income tax benefit (provision)	66	(21)	(29)	(44)	26	(8)	(59)	(32)
Net income (loss)	(1,921)	2,540	2,466	(1,465)	(698)	389	(2,749)	(2,047)
Cumulative dividends on Series B convertible preferred stock	(289)	(289)	(286)	(284)	(276)	(275)	(272)	(271)
Net income (loss) income attributable to common stockholders	$(2,210)	$2,251	$2,180	$(1,749)	$(974)	$114	$(3,021)	$(2,318)

Net income (loss) per common share:
Basic	$(0.10)	$0.10	$0.10	$(0.09)	$(0.05)	$0.01	$(0.17)	$(0.13)
Diluted	$(0.10)	$0.09	$0.09	$(0.09)	$(0.05)	$0.01	$(0.17)	$(0.13)

Weighted average shares used in computing net income (loss) per common share:
Basic	22,504	22,448	21,908	18,443	18,302	18,144	17,941	17,521
Diluted	22,504	29,330	28,751	18,443	18,302	18,650	17,941	17,521

Liquidity and Capital Resources

As of December 31, 2021, our working capital, defined as current assets less current liabilities, was $51.9 million, an increase of $40.0 million compared to $11.9 million as of December 31, 2020. As of December 31, 2021, our cash and cash equivalents balance was $28.6 million.

Sale of Common Stock

On April 7, 2021, we sold an aggregate of 3,779,342 shares of our common stock at a public offering price of $10.65 per share in an underwritten public offering. We received net proceeds of approximately $37.6 million from the sale of the common stock in the public offering, after deducting the underwriting discount and other offering related expenses of $2.6 million.

East West Bank

On February 8, 2017, we entered into a loan and security agreement with East West Bank (“EWB”). Following subsequent amendments, on February 8, 2021 we amended and restated the Loan and Security Agreement in its entirety (the “Loan and Security Agreement”). The Loan and Security Agreement provides for a $20.0 million revolving loan facility subject to a borrowing base and a $4.0 million non-formula revolving loan facility that is not subject to a borrowing base. The maturity date of the main revolving loan facility is February 8, 2023. Our obligations under the Loan and Security Agreement are collateralized by substantially all of our assets. As of December 31, 2021, there were no amounts outstanding under our Loan and Security Agreement.

See Note 8, Financial Liabilities in the accompanying notes to our consolidated financial statements for more information.

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

Paycheck Protection Program

On April 9, 2020, we entered into a promissory note (the “PPP Note”) under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Note was dated April 8, 2020 with EWB. We borrowed a principal amount of approximately $2.9 million. The interest on the PPP Note was 1.0% per annum. The PPP Note was payable two years from the date of the PPP Note, and there was no prepayment penalty. All interest which accrues during the initial six months of the loan period was deferred and payable on the maturity date of the PPP Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with Small Business Administration rules established for the Paycheck Protection Program. On May 7, 2021, the principal and accrued interest amounts outstanding of approximately $2.9 million under our promissory note pursuant to the PPP Note had been forgiven. As a result, we recorded a gain on forgiveness of the PPP Note debt of $2.9 million in the second quarter of 2021.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of December 31, 2021, the amount of cash included at such subsidiaries was $3.5 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of December 31, 2021, we had a total accumulated deficit of $409.0 million.

We believe our existing cash and cash equivalents, together with cash generated from operations and available credit under our Loan and Security Agreement will be sufficient to satisfy our working capital needs to fund operations for the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also choose to finance our business through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Debt or any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain debt or equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Net cash provided by (used in) operating activities	$1,228	$(1,766)
Net cash used in investing activities	(1,476)	(1,564)
Net cash provided by financing activities	19,341	4,853
Effect of exchange rates on cash, cash equivalents, and restricted cash	(695)	503
Net increase in cash, cash equivalents, and restricted cash	18,398	2,026
Cash, cash equivalents, and restricted cash, beginning of year	11,409	9,383
Cash, cash equivalents, and restricted cash, end of year	$29,807	$11,409

Cash flows from operating activities

Cash provided by operating activities in 2021 was primarily due to net income of $1.6 million and adjustments for certain non-cash items of $4.0 million, consisting primarily of depreciation, amortization, amortization of debt issuance costs, stock-based compensation, gain on forgiveness of the PPP Note and impairment of a right-of-use operating lease asset, partially offset by a decrease in cash from changes in operating assets and liabilities of $4.4 million.

Cash used in operating activities in 2020 was primarily due to a net loss of $5.1 million and a decrease in cash from net changes in operating assets and liabilities of $4.7 million, partially offset by adjustments for certain non-cash items of $8.0 million, consisting primarily of impairment of right-of-use operating lease assets, decrease in fair value of earnout liability, depreciation, amortization, amortization of debt issuance costs, and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities in 2021 of $1.5 million was primarily due to $2.1 million of capital investment expenditures in our manufacturing facility in Singapore and our research and development facility in Germany, partially offset by $0.6 million related to the proceeds from an investment.

Cash used in investing activities in 2020 was $1.6 million, related to capital investment expenditures in our manufacturing facility in Singapore.

Cash flows from financing activities

Cash provided by financing activities in 2021 was primarily due to net proceeds of $37.6 million received from the sale of common stock in an underwritten public offering, partially offset by net repayments under our revolving loan facility of $14.6 million, repayments of April 21 Funds promissory notes of $2.8 million and taxes paid related to net share settlement of restricted stock units of $1.2 million.

Cash provided by financing activities in 2020 was primarily due to the issuance of secured subordinated promissory notes to April 21 Funds of $4.0 million, less repayments of $1.2 million, and proceeds received under the Payment Protection Program of $2.9 million, partially offset by taxes paid related to net share settlement of restricted stock units of $0.9 million.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties, except as disclosed in Note 7, Contractual Payment Obligation.

Contractual Obligations

The following summarizes expected cash requirements for contractual obligations as of December 31, 2021 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$2,389	$1,372	$975	$42	$—
Purchase commitments and other obligations	38,490	37,011	1,479	—	—
Total obligations	$40,879	$38,383	$2,454	$42	$—
Subleases	$(1,615)	$(1,406)	$(209)	$—	$—

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

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these orders or contractual commitments. See Note 17, Commitments and Contingencies, in the accompanying notes to our consolidated financial statements.

Our other long-term liabilities include gross unrecognized tax benefits, and related interest and penalties. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years in connection with these tax liabilities. Accordingly, such amounts are not included in the table above.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had a material effect on our business, financial condition or results of operations.

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

Hardware Product Revenues — We generally have two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide assurance that the product complies with its agreed-upon specifications and is free from defects in material and workmanship for a period of one to three years (i.e. assurance warranty). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of shipment because the customer obtains control of the product at that point in time. We have concluded that control generally transfers at that point in time because the customer has title to the hardware, and a present obligation to pay for the hardware. None of the transaction price is allocated to the assurance warranty component, as we account for these product warranty costs in accordance with Accounting Standards Codification (“ASC”) 460, Guarantees.

Software License Revenues — Our license arrangements grant customers the perpetual right to access and use the licensed software products at the outset of an arrangement. Technical support and software updates are generally made available throughout the term of the support agreement, which is generally one to three years. We account for these arrangements as two performance obligations: (1) the software licenses, and (2) the related updates and technical support. The software license revenue is recognized when the license is delivered to the customer or made available for download, while the software updates and technical support revenue is recognized over the term of the support contract.

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

Contract Balances

Amounts invoiced in advance of services being provided are accounted for as deferred revenue. The deferred revenue balance is primarily related software maintenance contracts. Payment terms and conditions vary by contract type, although payment is typically due within 30 to 60 days of contract inception. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables and are included in other current assets on the consolidated balance sheet. As of December 31, 2021 and 2020, the amount of unbilled receivables were immaterial.

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

As of December 31, 2021, we have federal and state income tax net operating loss (“NOL”) carryforwards of $119.5 million and $45.3 million, respectively, which will expire at various dates.

We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2021, will be accounted for as a reduction of income tax expense.

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

We believe that none of the unrecognized tax benefits, excluding the associated interest and penalties, which are insignificant, may be recognized by the end of 2022.

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

10b5-1 Trading Plans

From time to time, our executive officers and directors have, and we expect they will in the future, enter into written trading plans pursuant to Rule 10b5-1 of the Securities and Exchange Act of 1934.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Identiv, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Identiv, Inc. (a Delaware Corporation) and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Inventory Valuation - Adjustments for Excess or Obsolete Inventories

As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated inventories balance was $19.9 million as of December 31, 2021. The Company’s inventories are valued using standard cost, approximating average cost, and are stated at the lower of cost or net realizable value. The Company adjusts the carrying value of inventories based on assumptions about future demand, market conditions and technical obsolescence. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.

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

San Jose, California

March 11, 2022

IDENTIV, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$28,553	$11,409
Restricted cash	1,254	—
Accounts receivable, net of allowances of $2,745 and $178 as of December 31, 2021 and 2020, respectively	19,963	18,927
Inventories	19,924	20,296
Prepaid expenses and other current assets	3,032	2,813
Total current assets	72,726	53,445
Property and equipment, net	4,066	2,827
Operating lease right-of-use assets	2,088	3,405
Intangible assets, net	6,445	7,563
Goodwill	10,268	10,266
Other assets	1,070	1,171
Total assets	$96,663	$78,677
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,502	$10,964
Current portion - contractual payment obligation	—	1,040
Current portion - financial liabilities, net of debt issuance costs of $0 and $59 as of December 31, 2021 and 2020, respectively	—	20,084
Operating lease liabilities	1,269	1,279
Deferred revenue	2,153	1,981
Accrued compensation and related benefits	3,150	2,985
Other accrued expenses and liabilities	3,774	3,240
Total current liabilities	20,848	41,573
Long-term operating lease liabilities	938	2,272
Long-term deferred revenue	280	385
Other long-term liabilities	85	258
Total liabilities	22,151	44,488

Commitments and contingencies (see Note 17)
Stockholders' equity:
Stockholders' equity:
Series B preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 23,707 and 19,450 shares issued and 22,230 and 18,055 shares outstanding as of December 31, 2021 and 2020, respectively	24	19
Additional paid-in capital	492,657	452,129
Treasury stock 1,477 and 1,395 shares as of December 31, 2021 and 2020, respectively	(11,134)	(9,933)
Accumulated deficit	(408,989)	(410,609)
Accumulated other comprehensive income	1,949	2,578
Total stockholders' equity	74,512	34,189
Total liabilities and stockholders' equity	$96,663	$78,677

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Net revenue	$103,769	$86,920
Cost of revenue	66,702	53,239
Gross profit	37,067	33,681
Operating expenses:
Research and development	8,673	9,781
Selling and marketing	17,033	17,270
General and administrative	11,891	8,623
Decrease in fair value of earnout liability	—	(261)
Restructuring and severance	817	1,716
Total operating expenses	38,414	37,129
Loss from operations	(1,347)	(3,448)
Non-operating income (expense):
Interest expense, net	(483)	(1,462)
Gain on forgiveness of Paycheck Protection Program note	2,946	—
Gain on investment	611	—
Foreign currency losses, net	(79)	(122)
Income (loss) before income tax provision	1,648	(5,032)
Income tax provision	(28)	(73)
Net income (loss)	$1,620	$(5,105)

Other comprehensive income (loss):
Foreign currency translation adjustment	(629)	553
Comprehensive income (loss)	$991	$(4,552)

Net income (loss) per common share:
Basic	$0.02	$(0.34)
Diluted	$0.02	$(0.34)
Weighted average shares used in computing net income (loss) per common share:
Basic	21,340	17,978
Diluted	22,267	17,978

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except par value)

	Year ended December 31, 2020
					Additional			Accumulated Other
	Series B Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2019	5,000	$5	16,986	$18	$447,965	$(9,043)	$(405,504)	$2,025	$35,466
Net loss	—	—	—	—	—	—	(5,105)	—	(5,105)
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	553	553
Issuance of common stock in connection with vesting of stock awards	—	—	632	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	3	—	13	—	—	—	13
Stock-based compensation	—	—	—	—	3,027	—	—	—	3,027
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(172)	—	—	(890)	—	—	(890)
Issuance of common stock in connection with earnout	—	—	157	—	489	—	—	—	489
Issuance of shares to non-employees	—	—	62	—	304	—	—	—	304
Issuance of common stock in connection with warrant exercise	—	—	387	1	(1)	—	—	—	—
Issuance of warrants	—	—	—	—	332	—	—	—	332
Balances, December 31, 2020	5,000	$5	18,055	$19	$452,129	$(9,933)	$(410,609)	$2,578	$34,189

	Year ended December 31, 2021
					Additional			Accumulated Other
	Series B Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2020	5,000	$5	18,055	$19	$452,129	$(9,933)	$(410,609)	$2,578	$34,189
Net income	—	—	—	—	—	—	1,620	—	1,620
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(629)	(629)
Issuance of common stock in connection with vesting of stock awards	—	—	421	1	—	—	—	—	1
Proceeds from exercise of stock options	—	—	29	—	299	—	—	—	299
Stock-based compensation	—	—	—	—	2,606	—	—	—	2,606
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(82)	—	—	(1,201)	—	—	(1,201)
Issuance of common stock in connection with warrant exercise	—	—	28	—	—	—	—	—	—
Issuance of common stock in connection with public offering	—	—	3,779	4	37,623	—	—	—	37,627
Balances, December 31, 2021	5,000	$5	22,230	$24	$492,657	$(11,134)	$(408,989)	$1,949	$74,512

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows used in operating activities:
Net income (loss)	$1,620	$(5,105)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,971	3,313
Provision for doubtful accounts	2,562	(41)
Gain on forgiveness of Paycheck Protection Program note	(2,946)	—
Gain on investment	(611)	—
Accretion of interest on contractual payment obligation	43	139
Amortization of debt issuance costs	108	497
Stock-based compensation expense	2,606	3,027
Impairment of right-of-use operating lease asset	281	1,294
Decrease in fair value of earnout liability	—	(261)
Changes in operating assets and liabilities:
Accounts receivable	(3,572)	(550)
Inventories	389	(4,105)
Prepaid expenses and other assets	(12)	(570)
Accounts payable	(441)	2,455
Contractual payment obligation liability	(1,083)	(770)
Deferred revenue	67	(467)
Accrued expenses and other liabilities	246	(622)
Net cash provided by (used in) operating activities	1,228	(1,766)
Cash flows from investing activities:
Capital expenditures	(2,087)	(1,564)
Proceeds from investment	611	—
Net cash used in investing activities	(1,476)	(1,564)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	3,964	3,362
Repayments under revolving loan facility	(18,548)	(3,347)
Borrowings under East West Bank term loan	—	4,500
Repayments under East West Bank term loan	—	(4,500)
Proceeds from April 21 Funds promissory notes	—	4,000
Repayments of April 21 Funds promissory notes	(2,800)	(1,200)
Proceeds from the sale of common stock, net of issuance costs	37,627	—
Proceeds from Paycheck Protection Program promissory note	—	2,915
Taxes paid related to net share settlement of restricted stock units	(1,201)	(890)
Proceeds from exercise of stock options	299	13
Net cash provided by financing activities	19,341	4,853
Effect of exchange rates on cash, cash equivalents, and restricted cash	(695)	503
Net increase in cash, cash equivalents, and restricted cash	18,398	2,026
Cash, cash equivalents, and restricted cash at beginning of year	11,409	9,383
Cash, cash equivalents, and restricted cash at end of year	$29,807	$11,409
Supplemental Disclosures of Cash Flow Information:
Interest paid	$340	$945
Taxes paid, net	$74	$112
Non-cash investing and financing activities:
Common stock issued to settle vendor liability	$—	$304
Common stock issued to settle earnout liability	$—	$489
Fair value of warrants issued in connection with financial liabilities	$—	$332
Dividends earned on Series B preferred stock	$1,148	$1,094
Reclassification of debt issuance costs to prepaid expenses and other current assets	$114	$—

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

Reclassifications — Certain reclassifications have been made to the fiscal year 2020 consolidated financial statements to conform to the fiscal year 2021 presentation. The reclassifications had no impact on net income (loss), total assets, total liabilities, or stockholders’ equity.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes judgment is involved in determining revenue recognition; impairment of goodwill and intangible assets; the recoverability of long-lived assets; stock-based compensation expense; and income tax uncertainties. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

Cash and Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with an original maturity of 90 days or less or investments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents and investments with original maturities greater than 90 days but less than one year to be short-term investments. The Company classifies debt securities with readily determinable market values as available-for-sale.

Restricted cash of $1.3 million pertains primarily to a stand by letter of credit with a manufacturer for equipment purchased for the Company’s manufacturing facility in Singapore.

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with what it considers high credit quality financial institutions. No customer accounted for 10% or more of net revenue for the years ended December 31, 2021 or 2020, respectively. No customer accounted for 10% or more of the Company’s accounts receivable balance as of December 31, 2021 or 2020. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements. The Company relies upon a limited number of suppliers for some key components of their products which exposes them to various risks. No supplier accounted for 10% or more of the Company’s accounts payable balance as of December 31, 2021 or 2020.

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

Goodwill — Goodwill represents the excess of the aggregate of the fair value of consideration transferred in a business combination, over the fair value of assets acquired, net of liabilities assumed. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other (“ASC 350”), goodwill is not amortized but is tested for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then it performs the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the consolidated statement of comprehensive income (loss).

Long-Lived Assets — The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. There were no impairment losses recorded during the years ended December 31, 2021 or 2020.

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

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and consist primarily of employee compensation, external contractor costs, and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achieving technological feasibility have not been significant and generally have been expensed as incurred. As of December 31, 2021 and 2020, the net amount of capitalized software development costs were $303,000 and $280,000, respectively, and are included in other current and long term assets in the accompanying consolidated balance sheets.

The Company capitalizes certain costs for its internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company recorded amortization expense related to software development costs of $55,000 and $78,000 for the years ended December 31, 2021 and 2020, respectively. The Company capitalized software development costs of $84,000 in 2021. No software development costs were capitalized in 2020.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising costs were not significant for the years ended December 31, 2021 and 2020.

Stock-based Compensation — The Company accounts for all stock-based payment awards, including employee stock options, restricted stock awards, and performance share units in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award. Compensation expense for all stock-based payment awards is recognized using the straight-line single-option approach. Employee stock options awards are valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the stock option award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of comprehensive income (loss). See Note 11, Stock-Based Compensation, for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statement of comprehensive income (loss). Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. See Note 9, Income Taxes, for further information regarding the Company’s tax disclosures.

Net Income (Loss) Per Share — Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common share equivalents outstanding during the period (using the treasury stock or if-converted method), if applicable. Dilutive-potential common share equivalents are excluded from the computation of net income (loss) per share in loss periods, as their effect would be antidilutive. See Note 12, Net Income (Loss) per Common Share, for further information regarding the Company’s computation of both basic and diluted net income (loss) per common share.

Comprehensive Income (Loss) — Comprehensive income (loss) for the years ended December 31, 2021 and 2020 has been disclosed within the consolidated statements of comprehensive income (loss). Other accumulated comprehensive income (loss) includes net foreign currency translation adjustments, which are excluded from consolidated net income (loss).

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income (loss) and gains and losses from transactions denominated in currencies other than the functional currency of the Company are included in the Company’s consolidated statements of comprehensive income (loss). The Company recognized net currency losses of $0.1 million in 2021, and $0.1 million in 2020.

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

In December 2019, FASB issued ASU 2019-12, Income Taxes (740), Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for incomes taxes by removing certain exceptions to the general principles in Topic 740 and amending existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2021, and it did not have a material impact on the Company’s consolidated financial statements.

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

Hardware Product Revenues — The Company generally has two performance obligations in arrangements involving the sale of hardware products. The first performance obligation is to transfer the hardware product (which includes software integral to the functionality of the hardware product). The second performance obligation is to provide assurance that the product complies with its agreed-upon specifications and is free from defects in material and workmanship for a period of one to three years (i.e. assurance warranty). The entire transaction price is allocated to the hardware product and is generally recognized as revenue at the time of shipment because the customer obtains control of the product at that point in time. The Company has concluded that control generally transfers at that point in time because the customer has title to the hardware, and a present obligation to pay for the hardware. None of the transaction price is allocated to the assurance warranty component, as the Company accounts for these product warranty costs in accordance with ASC 460, Guarantees.

Software License Revenues — The Company’s license arrangements grant customers the perpetual right to access and use the licensed software products at the outset of an arrangement. Technical support and software updates are generally made available throughout the term of the support agreement, which is generally one to three years. The Company accounts for these arrangements as two performance obligations: (1) the software licenses, and (2) the related updates and technical support. The software license revenue is recognized when the license is delivered to the customer or made available for download, while the software updates and technical support is recognized over the term of the support contract.

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

Total net sales based on the disaggregation criteria described above are as follows (in thousands):

	Year Ended December 31,
	2021			2020
	Point-in-			Point-in-
	Time	Over Time	Total	Time	Over Time	Total
Americas	$66,162	$3,234	$69,396	$54,491	$3,811	$58,302
Europe and the Middle East	12,507	369	12,876	9,124	373	9,497
Asia-Pacific	21,497	—	21,497	19,121	—	19,121
Total	$100,166	$3,603	$103,769	$82,736	$4,184	$86,920

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

Changes in deferred revenue during the years ended December 31, 2021 and 2020 were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Deferred revenue, beginning of period	$2,366	$2,833
Deferral of revenue billed in current period, net of recognition	1,905	1,591
Recognition of revenue deferred in prior periods	(1,838)	(2,058)
Deferred revenue, end of period	$2,433	$2,366

Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables and are included in other current assets on the consolidated balance sheet. As of December 31, 2021 and 2020, the amount of unbilled receivables was immaterial.

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $0.6 million as of December 31, 2021. Since the Company typically invoices customers at contract inception, this amount is included in the deferred revenue balance. As of December 31, 2021, the Company expects to recognize approximately 57% of the revenue related to these unsatisfied performance obligations during 2022, 24% during 2023, and 19% thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2021 and 2020, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of December 31, 2021 and 2020, there were no liabilities measured and recognized at fair value on a recurring basis, other than contingent consideration related to prior acquisitions as of December 31, 2020 which had no fair value.

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

As of December 31, 2021 and 2020, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying consolidated balance sheets.

During the year ended December 31, 2021, the Company received proceeds of approximately $611,000 from the acquisition of a private company that the Company had invested in, which had been fully impaired and had no carrying value.

As of December 31, 2021 and 2020, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

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

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity of goodwill (in thousands):

	Identity	Premises	Total
Balance as of December 31, 2019	$3,554	$6,684	$10,238
Currency translation adjustment	—	28	28
Balance as of December 31, 2020	$3,554	$6,712	$10,266

Balance as of December 31, 2020	$3,554	$6,712	$10,266
Currency translation adjustment	—	2	2
Balance as of December 31, 2021	$3,554	$6,714	$10,268

In accordance with ASC 350, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the consolidated statement of comprehensive income (loss). During the years ended December 31, 2021 and 2020, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 - 12	4 - 12

Gross carrying amount as of December 31, 2021	$764	$9,127	$15,774	$25,665
Accumulated amortization	(536)	(6,219)	(12,465)	(19,220)
Intangible assets, net as of December 31, 2021	$228	$2,908	$3,309	$6,445

Gross carrying amount as of December 31, 2020	$765	$9,123	$15,771	$25,659
Accumulated amortization	(382)	(5,773)	(11,941)	(18,096)
Intangible assets, net as of December 31, 2020	$383	$3,350	$3,830	$7,563

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as indicated in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the years ended December 31, 2021 and 2020.

The following table summarizes the amortization expense included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenue	$453	$899
Selling and marketing	671	1,666
Total	$1,124	$2,565

The estimated annual future amortization expense for purchased intangible assets with definite lives as of December 31, 2021 was as follows (in thousands):

2022	$1,120
2023	1,044
2024	967
2025	967
2026	967
Thereafter	1,380
Total	$6,445

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market value. Inventories consist of (in thousands):

	December 31,
	2021	2020
Raw materials	$7,182	$6,518
Work-in-progress	—	34
Finished goods	12,742	13,744
Total	$19,924	$20,296

Property and equipment, net consists of (in thousands):

	December 31,
	2021	2020
Building and leasehold improvements	$1,304	$1,498
Furniture, fixtures and office equipment	1,379	1,295
Plant and machinery	13,244	11,429
Purchased software	2,281	2,191
Total	18,208	16,413
Accumulated depreciation	(14,142)	(13,586)
Property and equipment, net	$4,066	$2,827

The Company recorded depreciation expense of $0.8 million and $0.7 million during the years ended December 31, 2021 and 2020, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	December 31,
	2021	2020
Rental payments due to landlord	$922	$—
Accrued professional fees	576	586
Accrued restructuring	294	801
Customer deposits	149	72
Accrued warranties	377	321
Other accrued expenses	1,456	1,460
Total	$3,774	$3,240

The rental payments due to landlord relate to leased office space acquired in a prior acquisition. The office space was subleased, but the tenant went into default for non-payment beginning April 1, 2020. The Company is currently in active negotiations with the lessor to negotiate a settlement of the outstanding lease obligation.

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

On April 13, 2020, the Company, Secure Keyboards, and Secure Networks, amended the 2009 Settlement Agreement. The amendment reduced the amount of quarterly payments due under the obligation in 2020, and required three additional quarterly payments in 2021. The Company’s remaining payment obligation under the 2009 Settlement Agreement, as amended, was extended through October 31, 2021. The Company included approximately $43,000 and $139,000 of interest expense during the years ended December 31, 2021 and 2020, respectively, in its consolidated statements of comprehensive income (loss) for interest accreted on the payment obligation.

As of December 31, 2021, the Company had paid all amounts outstanding under the 2009 Settlement Agreement, as amended.

8. Financial Liabilities

Financial liabilities consist of (in thousands):

	December 31,
	2021	2020
Revolving loan facility	$—	$14,428
April 21 Funds promissory notes	—	2,800
Paycheck Protection Program note	—	2,915
Total	—	20,143
Less: Current maturities of financial liabilities	—	(20,084)
Less: Unamortized debt issuance costs	—	(59)
Long-term financial liabilities	$—	$—

  East West Bank

On February 8, 2017, the Company entered into a Loan and Security Agreement with East West Bank (“EWB”). Following subsequent amendments, on February 8, 2021 the Company amended and restated the Loan and Security Agreement in its entirety (the “Loan and Security Agreement”). The Loan and Security Agreement provides for a $20.0 million revolving loan facility subject to a borrowing base and a $4.0 million non-formula revolving loan facility that was not subject to a borrowing base. The maturity date of the main revolving loan facility is February 8, 2023. The non-formula revolving loan facility terminated on February 7, 2022. The Company’s obligations under the Loan and Security Agreement are collateralized by substantially all of its assets. As of December 31, 2021, the Company had repaid all amounts outstanding under its Loan and Security Agreement.

Advances under the revolving loan facility will initially bear interest at a per annum rate equal to the prime rate as determined under the Loan and Security Agreement plus 0.25%. On April 30, 2021, the Company entered into an amendment to its Loan and Security Agreement which reduced the per annum interest rate to the prime interest rate.

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

As of December 31, 2021, there were no amounts outstanding, $14.5 million was available, and the Company was in compliance with all financial covenants under the Loan and Security Agreement.

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

Paycheck Protection Program

On April 9, 2020, the Company entered into a promissory note (the “PPP Note”) under the Paycheck Protection Program established under Section 1102 of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The PPP Note was dated April 8, 2020 with EWB. The Company borrowed a principal amount of approximately $2.9 million. The interest on the PPP Note was 1.0% per annum. The PPP Note was payable two years from the date of the PPP Note, and there was no prepayment penalty. All interest which accrues during the initial six months of the loan period was deferred and payable on the maturity date of the PPP Note. Notes issued under the CARES Act may be eligible for forgiveness in whole or in part in accordance with Small Business Administration rules established for the Paycheck Protection Program. On May 7, 2021, the principal and accrued interest amounts outstanding of approximately $2.9 million under the PPP Note had been forgiven. As a result, the Company recorded a gain on forgiveness of debt of $2.9 million in the second quarter of 2021.

9. Income Taxes

Income (loss) before income tax provision for domestic and non-U.S. operations is as follows (in thousands):

	December 31,
	2021	2020
Income (loss) from operations before before income tax provision:
U.S.	$(1,189)	$(6,321)
Foreign	2,837	1,289
Income (loss) from operations before income tax provision	$1,648	$(5,032)

The income tax provision consisted of the following (in thousands):

	December 31,
	2021	2020
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Current:
Federal	$—	$—
State	(24)	(15)
Foreign	52	88
Total current	28	73
Total income tax provision	$28	$73

Significant items making up deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Allowances not currently deductible for tax purposes	$978	$451
Net operating loss carryforwards	44,068	45,196
Operating lease liabilities	312	513
General carryforwards	16,433	16,242
Stock-based compensation	1,487	1,291
Accrued and other	1,961	1,990
	65,239	65,683
Less valuation allowance	(62,441)	(62,699)
	2,798	2,984
Deferred tax liabilities:
Depreciation and amortization	(925)	(1,032)
Operating lease right-of-use assets	(10)	(169)
State income taxes	(1,863)	(1,783)
	(2,798)	(2,984)
Net deferred tax asset	$—	$—

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

A valuation allowance of $62.4 million and $62.7 million as of December 31, 2021 and 2020, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired as a result of the acquisition of Hirsch and 3VR, which are not deductible for tax purposes.

Section 951A under the Tax Cuts and Jobs Act (the “Act”) requires a U.S. shareholder of a controlled foreign corporation to include in taxable income the shareholder’s share of global intangible low-taxed income (“GILTI”) for the year. The Company has determined that the Section 951A provisions do apply to its operations and relationships with its controlled foreign corporations (“CFCs”). The Company recorded $2.5 million of GILTI income in 2021. The Company did not record any GILTI income in 2020 due to net tested losses at its CFCs.

As of December 31, 2021, the Company had net operating loss carryforwards of $119.5 million for federal, $45.3 million for state and $69.0 million for foreign income tax purposes. Certain of the Company’s federal, state and foreign loss carryforwards have started expiring and will continue to expire through 2041 if not utilized.

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

The income tax provision reconciled to the amount computed by applying the statutory federal tax rate to the income (loss) before income tax provision is as follows (in thousands):

	December 31,
	2021	2020
Income tax provision at statutory federal tax rate of 21%	$345	$(1,057)
State taxes, net of federal benefit	(19)	(12)
Foreign taxes provisions provided for at rates other than U.S statutory rate	(494)	(202)
Section 951(A) inclusion	523	—
Stock options	(443)	—
Change in valuation allowance	700	1,432
Permanent differences	42	(76)
PPP loan forgiveness	(619)	—
Other	(7)	(12)
Total provision for income taxes	$28	$73

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

On June 29, 2020, California Governor Gavin Newsom signed Assembly Bill 85 (“AB85”) into law as part of the California 2020 Budget Act, which temporarily suspends the use of California net operating losses and imposes a cap on the amount of business incentive tax credits that companies can utilize against their net income for tax years 2020, 2021, and 2022. The Company analyzed the provisions of AB85 and determined there was no impact on the Company’s income tax provision for the years ended December 31, 2021 and 2020.

On December 27, 2020, the Consolidated Appropriations Act, 2021 (the “CAA”) was signed into law. The CAA includes provisions meant to clarify and modify certain items put forth in CARES Act, while providing aid to businesses affected by the pandemic. The Company recorded an income tax benefit of $6.2 million in the year ended December 31, 2021 as a result of deductibility of expenses paid by the forgiveness of the PPP loan.

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or statements of comprehensive income (loss) is as follows (in thousands):

	December 31,
	2021	2020
Balance at January 1	$2,307	$2,687
Additions based on tax positions related to the current year	1	1
Additions for tax positions of prior years	—	—
Reductions in prior year tax positions	(32)	(381)
Balance at December 31	$2,276	$2,307

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as presented in the above table would materially change in the next 12 months.

As of December 31, 2021 and 2020, the Company recognized liabilities for unrecognized tax benefits of $2.3 million and $2.3 million, respectively. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or statements of comprehensive income (loss) for the years ended December 31, 2021 and 2020. Also the subsequent recognition, if any, of these previously unrecognized tax benefits would not affect the effective tax rate. Such recognition would result in adjustments to other tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits which, if recognized, would affect the tax rate is $0.0 million and $0.1 million as of December 31, 2021 and 2020, respectively.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. During fiscal 2021, the Company recorded a decrease to accrued penalties of $3,000 and a decrease in accrued interest of $9,000 related to the unrecognized tax benefits noted above. As of December 31, 2021, the Company has recognized a total liability for penalties of $3,000 and interest of $5,000. During fiscal 2020, the Company recorded a decrease in accrued penalties of $5,000 and a decrease in accrued interest of $21,000 related to the unrecognized tax benefits noted above. As of December 31, 2020, the Company had recognized a total liability for penalties of $7,000 and interest of $14,000.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company generally is no longer subject to tax examinations for years prior to 2017. However, if loss carryforwards of tax years prior to 2017 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

10. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share, and 5,000,000 of which have been designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of December 31, 2021 and 2020. At both December 31, 2021 and 2020, 5,000,000 shares of the Series B convertible preferred stock were outstanding.

The Board of Directors may from time to time, without further action by the Company’s stockholders, direct the issuance of shares of preferred stock in other series and may, at the time of issuance, determine the rights, preferences and limitations of each series, including voting rights, dividend rights and redemption and liquidation preferences. Satisfaction of any dividend preferences of outstanding shares of preferred stock would reduce the amount of funds available for the payment of dividends on shares of the Company’s common stock. Holders of shares of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of shares of the Company’s common stock. Upon the affirmative vote of the Board, without stockholder approval, the Company may issue shares of preferred stock with voting and conversion rights, which could adversely affect the holders of shares of its common stock.

Series B Convertible Preferred Stock and Private Placement

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

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of December 31, 2021 would be convertible into 6,029,297 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of December 31, 2021, none of the contingent conditions to adjust the conversion rate had been met.

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

Series B Convertible Preferred Stock Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Series B Convertible Preferred Stock :
Balance at beginning of period	$22,969	$21,875
Cumulative dividends on Series B convertible preferred stock	1,148	1,094
Balance at end of period	$24,117	$22,969
Number of Common Shares Issuable Upon Conversion :
Number of shares at beginning of period	5,742	5,469
Cumulative dividends on Series B convertible preferred stock	287	273
Number of shares at end of period	6,029	5,742

Sale of Common Stock

On April 7, 2021, the Company sold an aggregate of 3,779,342 shares of its common stock at a public offering price of $10.65 per share in an underwritten public offering. The Company received net proceeds of approximately $37.6 million from the sale of the common stock in the public offering, after deducting the underwriting discounts and other offering related expenses of $2.6 million.

Common Stock Warrants

On February 8, 2017, the Company entered into a Loan and Security Agreement with EWB. In connection with the Loan and Security Agreement, the Company issued to EWB a warrant (the "EWB Warrant") to purchase up to 40,000 shares of the Company's common stock at a per share exercise price of $3.64 which were immediately exercisable for cash or by net exercise and expire on February 8, 2022. On May 5, 2020, the Company entered into an amendment to the Loan and Security Agreement, which included amending the EWB Warrant, reducing its exercise price from $3.64 to $3.50 per share and extending the expiration date of the EWB Warrant from February 8, 2022 to February 8, 2023. The Company calculated the fair value of the amended EWB Warrant using the Black Scholes pricing model using the following assumptions: estimated volatility of 63.2%, risk free interest rate of 0.24%, no dividend yield, and an expected life of three years. The fair value of the amended EWB Warrant of $42,000, as well as legal and administrative costs of $92,000, were recorded as a direct reduction from the carrying amount of the Revolving Loan Facility and amortized as interest expense over the remaining term of the Loan and Security Agreement. On February 11, 2021, EWB exercised their warrant on a cashless net exercise basis, receiving 27,599 shares of the Company’s common stock.

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

Below is the summary of outstanding warrants issued by the Company as of December 31, 2021:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
April 21 Funds Warrants	275,000	3.50	May 5, 2020	May 5, 2023

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2021 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), vesting of performance stock units ("PSU"), and issuance of RSUs vested but not released	1,471,899
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	947,004
Warrants to purchase common stock	275,000
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,529,240

11. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan, as amended, (the “2011 Plan”), to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grant under the 2011 Plan, including shares rolled over from the 2007 Plan and the 2010 Plan. Subsequent to June 6, 2011 through December 31, 2021, the number of shares of common stock authorized for issuance under the 2011 Plan has been increased by an aggregate of 4,400,000 shares.

Stock Options

The following is a summary of stock option activity for the year ended December 31, 2021:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2020	550,769	$5.56	4.88	$1,875,719
Granted	—	—		—
Cancelled or Expired	(6,142)	21.46		—
Exercised	(29,934)	10.00		—
Balance as of December 31, 2021	514,693	$5.11	4.11	$11,850,930
Vested or expected to vest as of December 31, 2021	514,693	$5.11	4.11	$11,850,930
Exercisable as of December 31, 2021	514,693	$5.11	4.11	$11,850,930

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of December 31, 2021 and the exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of December 31, 2021:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	452,510	4.37	$4.41	452,510	$4.41
$7.50 - $11.25	61,317	2.23	10.19	61,317	10.19
$11.30 - $16.95	500	2.25	11.30	500	11.30
$19.70 - $29.55	366	0.36	19.70	366	19.70
$4.36 - $29.55	514,693	4.11	$5.11	514,693	$5.11

As of December 31, 2021, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the year ended December 31, 2021:

	Number Outstanding	Weighted Average Fair Value
Unvested as of December 31, 2020	682,563	$4.34
Granted	288,368	14.64
Vested	(395,242)	5.76
Forfeited	(89,960)	4.92
Unvested as of December 31, 2021	485,729	$9.19
RSUs vested but not released	296,477	$5.31

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of December 31, 2021, there was $3.6 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.9 years.

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

The following is a summary of PSU activity for the year ended December 31, 2021:

Number Outstanding
Unvested as of December 31, 2020	200,000
Granted	—
Vested	(23,500)
Forfeited	(1,500)
Unvested as of December 31, 2021	175,000

As of December 31, 2021, there was $1.1 million of unrecognized compensation cost related to unvested PSUs, which is expected to be recognized over a period of 1.0 year. No tax benefit was realized from PSUs for the year ended December 31, 2021.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the consolidated statements of comprehensive income (loss) for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Cost of revenue	$183	$160
Research and development	486	685
Selling and marketing	545	480
General and administrative	1,392	1,702
Total	$2,606	$3,027

Restricted Stock Unit Net Share Settlements

During the years ended December 31, 2021 and 2020, the Company repurchased 82,351 and 171,641 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

The calculations for basic and diluted net income (loss) per common share for the years ended December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$1,620	$(5,105)
Less: accretion of Series B convertible preferred stock dividends	(1,148)	(1,094)
Net income (loss) available to common stockholders	$472	$(6,199)

Denominator:
Weighted average common shares outstanding - basic	21,340	17,978
Net income (loss) per common share - basic	$0.02	$(0.34)

Diluted net income (loss) per common share:
Numerator:
Net income (loss) available to common stockholders	$472	$(6,199)
Plus: accretion of Series B convertible preferred stock dividends, if dilutive	—	—
Net income (loss) available to common stockholders	$472	$(6,199)

Denominator:
Weighted average common shares outstanding - basic	21,340	17,978
Dilutive securities:
Stock options, RSUs, and warrants	927	—
Weighted average common shares outstanding - diluted	22,267	17,978
Net income (loss) per common share - diluted	$0.02	$(0.34)

The following common stock equivalents have been excluded from diluted net income (loss) per share for the fiscal years ended December 31, 2021 and 2020 because their inclusion would have been anti-dilutive (in thousands):

	December 31,
	2021	2020
Shares of common stock subject to outstanding RSUs	—	683
Shares of common stock subject to outstanding stock options	—	551
Shares of common stock subject to outstanding warrants	—	315
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,029	5,742
Total	6,029	7,291

13. Segment Reporting and Geographic Information

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

Net revenue and gross profit information by segment for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2021	2020
Identity:
Net revenue	$64,725	$52,742
Gross profit	15,670	14,781
Gross profit margin	24%	28%
Premises:
Net revenue	39,044	34,178
Gross profit	21,397	18,900
Gross profit margin	55%	55%
Total:
Net revenue	103,769	86,920
Gross profit	37,067	33,681
Gross profit margin	36%	39%
Operating expenses:
Research and development	8,673	9,781
Selling and marketing	17,033	17,270
General and administrative	11,891	8,623
Decrease in fair value of earnout liability	—	(261)
Restructuring and severance	817	1,716
Total operating expenses:	38,414	37,129
Loss from operations	(1,347)	(3,448)
Non-operating income (expense):
Interest expense, net	(483)	(1,462)
Gain on forgiveness of Paycheck Protection Program note	2,946	—
Gain on investment	611	—
Foreign currency losses, net	(79)	(122)
Income (loss) before income tax provision	$1,648	$(5,032)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Americas	$69,396	$58,302
Europe and the Middle East	12,876	9,497
Asia-Pacific	21,497	19,121
Total	$103,769	$86,920
As percentage of net revenue:
Americas	67%	67%
Europe and the Middle East	12%	11%
Asia-Pacific	21%	22%
Total	100%	100%

Long-lived assets by geographic location as of December 31, 2021 and 2020 are as follows (in thousands):

	December 31,
	2021	2020
Property and equipment, net:
Americas	$545	$606
Europe and the Middle East	334	73
Asia-Pacific	3,187	2,148
Total property and equipment, net	$4,066	$2,827

Operating lease ROU assets:
Americas	$1,344	$2,100
Europe and the Middle East	135	224
Asia-Pacific	609	1,081
Total property and equipment, net	$2,088	$3,405

14. Restructuring and Severance

During the year ended December 31, 2021, the Company incurred restructuring expenses of $817,000, consisting of facility rental related costs of $521,000, and severance related costs of $296,000. Facility rental related costs during the year ended December 31, 2021 included a charge of $281,000 resulting from the impairment of a ROU operating lease asset for office space the Company vacated in the first quarter of 2021.

During the year ended December 31, 2020, the Company incurred restructuring expenses of $1,716,000, consisting of severance related costs of $375,000, and facility rental related costs associated with office space of an acquired business of approximately $1,341,000. The latter included a charge of $1,296,000 associated with the impairment of the ROU operating lease assets for office space we vacated in 2020.

15. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $1.3 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

Initial lease terms are determined at commencement and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Remaining lease terms range from one to four years, some of which include options to extend for up to five years. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at the lease commencement date.

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheets as of December 31, 2021 (in thousands):

December 31,
2021
2022	$1,372
2023	494
2024	250
2025	231
2026	42
Total minimum lease payments	2,389
Less: amount of lease payments representing interest	(182)
Present value of future minimum lease payments	2,207
Less: current liabilities under operating leases	(1,269)
Long-term operating lease liabilities	$938

As of December 31, 2021, the weighted average remaining lease term for the Company’s operating leases was 2.4 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 5.9%. Sublease rental income due in the future under non-cancelable subleases was $1.6 million, which relates to office space acquired in an acquisition where the tenant went into default due to non-payment of rent beginning April 1, 2020. No cash has been received from the tenant since April 1, 2020.

Cash paid for amounts included in the measurement of operating lease liabilities was $1.4 million and $2.1 million for the years ended December 31, 2021 and 2020, respectively.

16. Legal Proceedings

The Company is and from time to time, may become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on the Company’s financial condition, results of operations or cash flows.

17. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of December 31, 2021 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2022	$36,838	$173	$37,011
2023	1,479	—	1,479
Total	$38,317	$173	$38,490

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual activity during the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Balance at beginning of period	$321	$407
Accruals for warranties charged to expense	59	55
Cost of warranty claims	(3)	(141)
Balance at end of period	$377	$321

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

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2021, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our CEO and CFO, assessed our internal control over financial reporting as of December 31, 2021. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization, but has not been reviewed by our independent registered public accounting firm.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

ITEM 9C	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors will be set forth under the captions “Proposal No. 1, Election of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2022 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Executive Officers of the Registrant” and is incorporated herein by reference. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure of an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure of a delinquent reports is being made, it can be found under, and is incorporated herein by reference to the section of the Proxy Statement captioned “Delinquent Section 16(a) Reports.” The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. To date, there have been no waivers under our Code of Conduct and Ethics. We intend to disclose future amendments to certain provisions of our Code of Conduct and Ethics or waivers of such Code granted to executive officers and directors on our website at http://www.identiv.com within four business days following the date of such amendment or waiver. The information required by this item concerning the Audit Committee of our board of directors is incorporated by reference to the section captioned “Committees of the Board of Directors” in our Proxy Statement.

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

The information required by Item 14 will be set forth under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firms” in our Proxy Statement, which information is incorporated herein by reference.

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

4.4	Warrants issued to 21 April Fund, Ltd. and 21 April Fund, L.P.dated May 5, 2020. (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K filed on March 12, 2021).

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

10.3	Amendment to Secured Subordinated Promissory Note dated February 5, 2021. (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 12, 2021).

10.4*	2011 Incentive Compensation Plan, as amended through March 10, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

Exhibit Number	Description of Document

10.5*	2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2011.)

10.6*	Letter Agreement dated September 14, 2015 between the Company and Steven Humphreys. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 16, 2015.)

10.7*	Offer Letter dated January 19, 2017 between the Company and Sandra Wallach. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2017.)

10.8

Securities Purchase Agreement dated December 21, 2017 among the Company, 21 April Fund, Ltd. and 21 April Fund, LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

10.9

Stockholder Agreement dated December 21, 2017 among the Company, 21 April Fund, Ltd. and 21 April Fund, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

10.10	Promissory Note dated April 8, 2020 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 15, 2020.)
10.11

Amended and Restated Loan and Security Agreement dated February 8, 2021 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 11, 2021.)

10.12

Waiver Under Note and Warrant Purchase Agreement, dated March 31, 2021 among the Company, 12 April Fund, Ltd. and 21 April Fund, LP. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.

10.13*	Offer Letter dated October 25, 2021 between the Company and Justin Scarpulla. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 1, 2021.

10.14^	First Amendment to Amended and Restated Loan and Security Agreement dated April 30, 2021 between the Company and East West Bank.

21.1^	Subsidiaries of the Registrant.

23.1^	Consent of Independent Registered Public Accounting Firm.

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Exhibit Number	Description of Document

^	Filed herewith.
*	Denotes management compensatory contract or arrangement.
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
Steven Humphreys
Chief Executive Officer

March 11, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Steven Humphreys and Justin Scarpulla, and each of them, his or her true and lawful attorneys in fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Steven Humphreys	Chief Executive Officer	March 11, 2022
Steven Humphreys	(Principal Executive Officer)

/s/ Justin Scarpulla	Chief Financial Officer	March 11, 2022
Justin Scarpulla	(Principal Financial and Accounting Officer)

/s/ James E. Ousley	Chairman of the Board and Director	March 11, 2022
James E. Ousley

/s/ Robin R. Braun	Director	March 11, 2022
Robin R. Braun

/s/ Gary Kremen	Director	March 11, 2022
Gary Kremen

/s/ Nina B. Shapiro	Director	March 11, 2022
Nina B. Shapiro