Form 10-Q
period 2022-03-31
Identiv, Inc.
filed 2022-05-10
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 22,335,003 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$27,614	$28,553
Restricted cash	1,074	1,254
Accounts receivable, net of allowances of $2,668 and $2,745 as of March 31, 2022 and December 31, 2021, respectively	19,452	19,963
Inventories	20,493	19,924
Prepaid expenses and other current assets	2,673	3,032
Total current assets	71,306	72,726
Property and equipment, net	4,341	4,066
Operating lease right-of-use assets	1,780	2,088
Intangible assets, net	6,182	6,445
Goodwill	10,288	10,268
Other assets	1,012	1,070
Total assets	$94,909	$96,663
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,335	$10,502
Operating lease liabilities	1,143	1,269
Deferred revenue	1,489	2,153
Accrued compensation and related benefits	2,675	3,150
Other accrued expenses and liabilities	3,316	3,774
Total current liabilities	19,958	20,848
Long-term operating lease liabilities	748	938
Long-term deferred revenue	295	280
Other long-term liabilities	74	85
Total liabilities	21,075	22,151
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; 5,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 23,794 and 23,707 shares issued and 22,300 and 22,230 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	24	24
Additional paid-in capital	493,552	492,657
Treasury stock, 1,494 and 1,477 shares as of March 31, 2022 and December 31, 2021, respectively	(11,533)	(11,134)
Accumulated deficit	(409,988)	(408,989)
Accumulated other comprehensive income	1,774	1,949
Total stockholders' equity	73,834	74,512
Total liabilities and stockholders' equity	$94,909	$96,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net revenue	$25,061	$22,162
Cost of revenue	16,095	14,470
Gross profit	8,966	7,692
Operating expenses:
Research and development	2,529	2,337
Selling and marketing	5,110	4,064
General and administrative	2,488	2,125
Restructuring and severance	(140)	388
Total operating expenses	9,987	8,914
Loss from operations	(1,021)	(1,222)
Non-operating income (expense):
Interest expense, net	(25)	(245)
Gain on investment	24	—
Foreign currency gains, net	19	46
Loss before income tax benefit (provision)	(1,003)	(1,421)
Income tax benefit (provision)	4	(44)
Net loss	(999)	(1,465)

Other comprehensive loss:
Foreign currency translation adjustment	(175)	(283)
Comprehensive loss	$(1,174)	$(1,748)

Net loss per common share:
Basic	$(0.06)	$(0.09)
Diluted	$(0.06)	$(0.09)
Weighted average common shares outstanding, basic and diluted	22,574	18,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2020	5,000	$5	18,055	$19	$452,129	$(9,933)	$(410,609)	$2,578	$34,189
Net loss	—	—	—	—	—	—	(1,465)	—	(1,465)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(283)	(283)
Issuance of common stock in connection with vesting of stock awards	—	—	98	—	—	—	—	—	—
Proceeds from exercise of stock options	—	—	5	—	34	—	—	—	34
Stock-based compensation	—	—	—	—	758	—	—	—	758
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(25)	—	—	(253)	—	—	(253)
Issuance of common stock in connection with warrant exercise	—	—	28	—	—	—	—	—	—
Balances, March 31, 2021	5,000	$5	18,161	$19	$452,921	$(10,186)	$(412,074)	$2,295	$32,980

	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2021	5,000	$5	22,230	$24	$492,657	$(11,134)	$(408,989)	$1,949	$74,512
Net loss	—	—	—	—	—	—	(999)	—	(999)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(175)	(175)
Issuance of common stock in connection with vesting of stock awards	—	—	88	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	895	—	—	—	895
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(18)	—	—	(399)	—	—	(399)
Balances, March 31, 2022	5,000	$5	22,300	$24	$493,552	$(11,533)	$(409,988)	$1,774	$73,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(999)	$(1,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	509	466
Gain on investment	(24)	—
Accretion of interest on contractual payment obligation	—	19
Amortization of debt issuance costs	—	68
Stock-based compensation expense	895	758
Impairment of right-of-use operating lease asset	—	281
Changes in operating assets and liabilities:
Accounts receivable	501	20
Inventories	(541)	977
Prepaid expenses and other assets	417	(223)
Accounts payable	816	(736)
Contractual payment obligation liability	—	(271)
Deferred revenue	(649)	(401)
Accrued expenses and other liabilities	(959)	96
Net cash used in operating activities	(34)	(411)
Cash flows from investing activities:
Capital expenditures	(510)	(1,131)
Proceeds from investment	24	—
Net cash used in investing activities	(486)	(1,131)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	—	3,975
Repayments under revolving loan facility	—	(1,793)
Taxes paid related to net share settlement of restricted stock units	(399)	(253)
Proceeds from exercise of stock options	—	34
Net cash provided by (used in) financing activities	(399)	1,963
Effect of exchange rates on cash, cash equivalents, and restricted cash	(200)	(312)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,119)	109
Cash, cash equivalents, and restricted cash at beginning of period	29,807	11,409
Cash, cash equivalents, and restricted cash at end of period	$28,688	$11,518
Supplemental Disclosures of Cash Flow Information:
Interest paid	$3	$170
Taxes paid, net	$32	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires measurement and recognition of expected credit losses for financial assets held at the reporting date based on external information, or a combination of both relating to past events, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the existing incurred loss impairment model with a forward-looking expected credit loss model which will result in earlier recognition of credit losses. Subsequent to the issuance of ASU 2016-13, the FASB issued ASU 2018-19, Codification Improvement to Topic 326, Financial Instruments – Credit Losses, ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, ASU 2019-05, Financial Instruments – Credit Losses (Topic 326) Targeted Transition Relief, ASU 2016-13, the FASB issued ASU 2019-10 Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), and ASU 2019-11 Codification Improvements to Topic 326, Financial Instruments – Credit Losses. The subsequent ASUs do not change the core principle of the guidance in ASU 2016-13. Instead, these amendments are intended to clarify and improve operability of certain topics included within ASU 2016-13.

In February 2020, the FASB issued ASU 2020-02, which provides guidance regarding methodologies, documentation, and internal controls related to expected credit losses. The subsequent amendments will have the same effective date and transition requirements as ASU No. 2016-13. Early adoption is permitted. Topic 326 requires a modified retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted this standard on January 1, 2022, and it did not have a material impact on the Company’s condensed consolidated financial statements.

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

Software Maintenance and Support Revenue — Support and maintenance contract revenue consists of the services provided to support the specialized programming applications performed by the Company’s professional services group. Support and maintenance contracts are typically billed at inception of the contract and recognized as revenue over the contract period, typically over a one-or three-year period.

Extended Hardware Warranties Revenue — Sales of the Company’s hardware products may also include optional extended hardware warranties, which typically provide assurance that the product will continue to function as initially intended. Extended hardware warranty contracts are typically billed at inception of the contract and recognized as revenue over the respective contract period, typically over one-to-two-year periods after the expiration of the original assurance warranty.

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

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):
	Three Months Ended March 31,
	2022			2021
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$15,898	$993	$16,891	$14,396	$752	$15,148
Europe and the Middle East	3,669	125	3,794	2,364	96	2,460
Asia-Pacific	4,376	—	4,376	4,554	—	4,554
Total	$23,943	$1,118	$25,061	$21,314	$848	$22,162

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

Changes in deferred revenue during the three months ended March 31, 2022 and March 2021 were as follows (in thousands):
	Three Months Ended March 31,
	2022	2021
Deferred revenue, beginning of period	$2,433	$2,366
Deferral of revenue billed in current period, net of recognition	381	392
Recognition of revenue deferred in prior periods	(1,030)	(793)
Deferred revenue, end of period	$1,784	$1,965

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $0.5 million as of March 31, 2022. Since the Company typically invoices customers at contract inception, this amount is included in the deferred revenue balance. As of March 31, 2022, the Company expects to recognize 43% of the revenue related to these unsatisfied performance obligations during the remainder of 2022, 30% during 2023, and 27% thereafter.

4. Fair Value Measurements

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. Under ASC 820, Fair Value Measurement and Disclosures, the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

●	Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets;
●	Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and
●	Level 3 – Unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2022 and December 31, 2021, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of March 31, 2022 and December 31, 2021, there were no liabilities measured and recognized at fair value on a recurring basis.

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

As of March 31, 2022 and December 31, 2021, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2022 and December 31, 2021, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Identity	Premises	Total
Balance as of December 31, 2020	$3,554	$6,712	$10,266
Currency translation adjustment	—	15	15
Balance as of March 31, 2021	$3,554	$6,727	$10,281

Balance as of December 31, 2021	$3,554	$6,714	$10,268
Currency translation adjustment	—	20	20
Balance as of March 31, 2022	$3,554	$6,734	$10,288

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the condensed consolidated statement of comprehensive loss. During the three months ended March 31, 2022 and 2021, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount as of March 31, 2022	$767	$9,136	$15,779	$25,682
Accumulated amortization	(575)	(6,331)	(12,594)	(19,500)
Intangible assets, net as of March 31, 2022	$192	$2,805	$3,185	$6,182

Gross carrying amount as of December 31, 2021	$764	$9,127	$15,774	$25,665
Accumulated amortization	(536)	(6,219)	(12,465)	(19,220)
Intangible assets, net as of December 31, 2021	$228	$2,908	$3,309	$6,445

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as indicated in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three months ended March 31, 2022 and 2021.

The following table summarizes the amortization expense included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022 and 2021, respectively (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$112	$119
Selling and marketing	168	160
Total	$280	$279

The estimated annual future amortization expense for purchased intangible assets with definite lives as of March 31, 2022 was as follows (in thousands):

2022 (remaining nine months)	$843
2023	1,046
2024	969
2025	969
2026	969
Thereafter	1,386
Total	$6,182

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	March 31,	December 31,
	2022	2021
Raw materials	$8,251	$7,182
Work-in-progress	11	—
Finished goods	12,231	12,742
Total	$20,493	$19,924

Property and equipment, net consists of (in thousands):

	March 31,	December 31,
	2022	2021
Building and leasehold improvements	$1,317	$1,304
Furniture, fixtures and office equipment	1,399	1,379
Plant and machinery	13,509	13,244
Purchased software	2,285	2,281
Total	18,510	18,208
Accumulated depreciation	(14,169)	(14,142)
Property and equipment, net	$4,341	$4,066

The Company recorded depreciation expense of $0.2 million during each of the three months ended March 31, 2022 and 2021.

Other accrued expenses and liabilities consist of (in thousands):

	March 31,	December 31,
	2022	2021
Accrued professional fees	$734	$576
Accrued warranties	392	377
Customer deposits	209	149
Rental payments due to landlord	—	922
Accrued restructuring	—	294
Other accrued expenses	1,981	1,456
Total	$3,316	$3,774

7. Financial Liabilities

On February 8, 2017, the Company entered into a Loan and Security Agreement with East West Bank (“EWB”). Following subsequent amendments, on February 8, 2021 the Company amended and restated the Loan and Security Agreement in its entirety (the “Loan and Security Agreement”). The Loan and Security Agreement provided for a $20.0 million revolving loan facility subject to a borrowing base and a $4.0 million non-formula revolving loan facility that was not subject to a borrowing base. Advances under the revolving loan facility, as amended on April 30, 2021, bear interest at a per annum rate equal to the prime rate. The maturity date of the main revolving loan facility is February 8, 2023. The non-formula revolving loan facility terminated on February 7, 2022.

On April 14, 2022, the Company and EWB amended the Loan and Security Agreement replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25%, and certain financial covenants were amended.

The Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets, as well as other financial covenants. The Company’s obligations under the Loan and Security Agreement are collateralized by substantially all of its assets. As of March 31, 2022, there were no amounts outstanding and the Company was in compliance with all financial covenants under the Loan and Security Agreement.

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

The Company applies the provisions of, and accounted for uncertain tax positions, in accordance with ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

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

On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (the “Act”) into law. The $1.9 trillion Act includes COVID-19 relief, as well as broader stimulus, but also includes several revenue-raising and business tax provisions. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) also includes several significant provisions for corporations, including the usage of net operating losses and payroll benefits. Several foreign (non-U.S.) jurisdictions in which the Company operates have taken similar economic stimulus measures. The Act and the CARES Act had no material impact on the Company’s condensed consolidated financial statements and disclosures.

9. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Series B Convertible Preferred Stock:
Balance at beginning of period	$24,117	$22,969
Cumulative dividends on Series B convertible preferred stock	298	284
Balance at end of period	$24,415	$23,253
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,029	5,742
Cumulative dividends on Series B convertible preferred stock	75	71
Number of shares at end of period	6,104	5,813

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of March 31, 2022 would be convertible into 6,103,819 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of March 31, 2022, none of the contingent conditions to adjust the conversion rate had been met.

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

Common Stock Warrants

On May 5, 2020, the Company entered into a Note and Warrant Purchase Agreement with 21 April Fund, LP and 21 April Fund, Ltd., (collectively, the “April 21 Funds”), pursuant to which the Company issued warrants (“April 21 Funds Warrants”) to purchase 275,000 shares of common stock of the Company. The April 21 Funds Warrants have a term of three years (subject to early termination upon the closing of an acquisition). The shares of common stock issuable upon exercise of the April 21 Fund Warrants are entitled to resale registration rights pursuant to a Stockholders Agreement dated December 21, 2017.

Below is the summary of outstanding warrants issued by the Company as of March 31, 2022:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
April 21 Funds Warrants	275,000	$3.50	May 5, 2020	May 5, 2023

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2022 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSUs"), vesting of performance stock units ("PSUs"), and issuance of RSUs vested but not released	1,448,112
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	902,090
Warrants to purchase common stock	275,000
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,460,539

10. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan (the “2011 Plan”), as amended, to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

Stock Options

A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	514,693	$5.11	4.11	$11,850,930
Granted	—	—
Cancelled or Expired	(333)	19.70
Exercised	—	—
Balance as of March 31, 2022	514,360	$5.11	3.87	$5,691,347
Vested or expected to vest as of March 31, 2022	514,360	$5.11	3.87	$5,691,347
Exercisable as of March 31, 2022	514,360	$5.11	3.87	$5,691,347

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of March 31, 2022 and the exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of March 31, 2022:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	452,510	4.12	$4.41	452,510	$4.41
$7.50 - $11.25	61,317	1.98	10.19	61,317	10.19
$11.30 - $16.95	500	2.00	11.30	500	11.30
$19.70 - $29.55	33	1.38	19.70	33	19.70
$4.36 - $29.55	514,360	3.87	$5.11	514,360	$5.11

As of March 31, 2022, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2022:

	Number Outstanding	Weighted Average Fair Value
Unvested as of December 31, 2021	485,729	$9.19
Granted	144,738	20.89
Vested	(71,310)	7.84
Forfeited	(1,844)	11.71
Unvested as of March 31, 2022	557,313	$12.40
RSUs vested but not released	301,439	$5.48

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of March 31, 2022, there was $5.6 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 3.3 years. No tax benefit was realized from RSUs for the three months ended March 31, 2022.

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

The following is a summary of PSU activity for the three months ended March 31, 2022:

Number Outstanding
Unvested as of December 31, 2021	175,000
Granted	—
Vested	(20,000)
Forfeited	(80,000)
Unvested as of March 31, 2022	75,000

As of March 31, 2022, there was $0.4 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a period of 0.8 years. No tax benefit was realized from PSUs for the three months ended March 31, 2022.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$56	$33
Research and development	310	162
Selling and marketing	194	103
General and administrative	335	460
Total	$895	$758

Restricted Stock Unit Net Share Settlements

During the three months ended March 31, 2022 and 2021, the Company repurchased 17,647 and 25,327 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

11. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders during the period by the weighted average number of common shares outstanding during that period. Diluted net loss per common share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock or the if-converted method of accounting.

	Three Months Ended March 31,
	2022	2021
Basic net loss per common share:
Numerator:
Net loss	$(999)	$(1,465)
Less: accretion of Series B convertible preferred stock dividends	(298)	(284)
Net loss available to common stockholders	$(1,297)	$(1,749)

Denominator:
Weighted average common shares outstanding - basic	22,574	18,443
Net loss per common share - basic	$(0.06)	$(0.09)

The following common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2022 and 2021 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Shares of common stock subject to outstanding RSUs	557	633
Shares of common stock subject to outstanding PSUs	75	180
Shares of common stock subject to outstanding stock options	514	545
Shares of common stock subject to outstanding warrants	275	275
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,104	5,813
Total	7,525	7,446

12. Segment Reporting, Geographic Information, and Concentration of Credit Risk

Segment Reporting

ASC 280, Segment Reporting (“ASC 280”) establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available to its chief operating decision makers (“CODM”). The Company’s CODM is its Chief Executive Officer.

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

Net revenue and gross profit information by segment for the three months ended March 31, 2022 and 2021 are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Identity:
Net revenue	$14,579	$13,658
Gross profit	3,159	3,359
Gross profit margin	22%	25%
Premises:
Net revenue	10,482	8,504
Gross profit	5,807	4,333
Gross profit margin	55%	51%
Total:
Net revenue	25,061	22,162
Gross profit	8,966	7,692
Gross profit margin	36%	35%
Operating expenses:
Research and development	2,529	2,337
Selling and marketing	5,110	4,064
General and administrative	2,488	2,125
Restructuring and severance	(140)	388
Total operating expenses:	9,987	8,914
Loss from operations	(1,021)	(1,222)
Non-operating income (expense):
Interest expense, net	(25)	(245)
Gain on investment	24	—
Foreign currency gains, net	19	46
Loss before income tax benefit (provision)	$(1,003)	$(1,421)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Americas	$16,891	$15,148
Europe and the Middle East	3,794	2,460
Asia-Pacific	4,376	4,554
Total	$25,061	$22,162

As percentage of net revenue:
Americas	67%	68%
Europe and the Middle East	15%	11%
Asia-Pacific	18%	21%
Total	100%	100%

Concentration of Credit Risk

No customer accounted for 10% or more of net revenue for either of the three months ended March 31, 2022 or 2021. No customer accounted for 10% or more of net accounts receivable as of March 31, 2022 or December 31, 2021.

Long-lived assets by geographic location as of March 31, 2022 and December 31, 2021 are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Property and equipment, net:
Americas	$521	$545
Europe and the Middle East	348	334
Asia-Pacific	3,472	3,187
Total property and equipment, net	$4,341	$4,066

Operating lease ROU assets:
Americas	$1,186	$1,344
Europe and the Middle East	106	135
Asia-Pacific	488	609
Total operating lease right-of-use assets	$1,780	$2,088

13. Restructuring and Severance

During the three months ended March 31, 2022, the Company entered into a settlement agreement associated with outstanding rental payments due the landlord on leased office space in San Francisco, California. As a result of the settlement, the Company recorded a net credit of $153,000 representing the difference between amounts accrued and the settlement amount. The settlement credit was partially offset by severance related costs of $13,000.

During the three months ended March 31, 2021, the Company incurred restructuring expenses of $388,000, consisting of facility rental related costs of $329,000, which included a charge of $281,000 resulting from the impairment of a right-of-use operating lease asset for office space the Company vacated in the first quarter of 2021, and severance related costs of $59,000.

14. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was approximately $0.3 million for both the three months ended March 31, 2022 and 2021.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2022 (in thousands):

March 31,
2022
2022 (remaining nine months)	$1,016
2023	494
2024	252
2025	233
2026	60
Thereafter	—
Total minimum lease payments	2,055
Less: amount of lease payments representing interest	(164)
Present value of future minimum lease payments	1,891
Less: current liabilities under operating leases	(1,143)
Long-term operating lease liabilities	$748

As of March 31, 2022, the weighted average remaining lease term for the Company’s operating leases was 2.3 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 5.9%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million for the three months ended March 31, 2022.

15. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of March 31, 2022 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2022 (remaining nine months)	$53,069	$51	$53,120
2023	4,178	—	4,178
Total	$57,247	$51	$57,298

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$377	$321
Accruals for warranties charged to expense	14	16
Cost of warranty claims	1	(2)
Balance at end of period	$392	$335

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

16. Subsequent Events

There were no subsequent events except as disclosed within Note 7, Financial Liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Risk Factors,” The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Factors Affecting Our Performance

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. Such pace, scope and depth accelerated during 2020, causing large fluctuations in our operating results. During 2021, we believe RFID deployments occurred at a much faster pace of growth than historically. We believe significant improvement in chip capabilities at lower costs, combined with the incorporation of the full NFC Data Exchange Format (“NDEF”) protocol by Apple in its iPhone 12 and iOS 14, has accelerated the opportunities for product engineers to integrate RFID into their products to create new and more engaging customer experiences, product reliability and performance. As the market hit this pivot point, we expanded both our capacity and technical leadership. We track growth indicators including design wins, customer launches and technology launches. We have made investments in our technology, world class quality and automation, and we believe that our competitive advantages will continue to drive growth.

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

Seasonality and Other Factors

In our business overall, we experience variations in demand for our offerings from quarter to quarter, and typically experience a stronger demand cycle in the second half of our fiscal year. Sales of our physical access control solutions and related products to U.S. Government agencies are subject to annual government budget cycles and generally are highest in the third quarter of each year. Sales of our Identity readers, many of which are sold to government agencies worldwide, are impacted by project schedules of government agencies, as well as roll-out schedules for application deployments. Further, this business is typically subject to seasonality based on differing commercial and global government budget cycles. Lower sales are expected in the U.S. in the first half, and in particular, the first quarter of the year, with higher sales typically in the second half of each year. In the Asia-Pacific, with fiscal year-ends in March and June, order demand can be higher in the first quarter as customers attempt to complete projects before the end of the fiscal year. Accordingly, our net revenue levels in the first quarter each year often depend on the relative strength of project completions and sales mix between our U.S. customer base and our international customer base.

Purchasing of our Products and Services for U.S. Federal Government Security Programs

In addition to the general seasonality of demand, overall U.S. Federal Government expenditure patterns have a significant effect on demand for our products due to the significant portion of revenue that is typically sourced from U.S. Federal Government agencies. Drivers of growth included our technology strength and proven security solutions, work-from-home mandates, and continued strength in investments for security across a number of different agencies. We believe that the success and growth of our business will continue through the U.S. Federal Government focus on security and our successful procurement of government business. If there are changes in government purchasing policies or budgetary constraints, there could be implications for our growth prospects and operating results. If we are unable to meet end-user or customer volume or performance expectations, then our business prospects and operating results may be adversely affected.

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

Results of Operations

The following table includes net revenue and net profit information by business segment and reconciles gross profit to loss before income tax provision (in thousands).

	Three Months Ended March 31,
	2022	2021	% Change
Identity:
Net revenue	$14,579	$13,658	7%
Gross profit	3,159	3,359	(6%)
Gross profit margin	22%	25%
Premises:
Net revenue	10,482	8,504	23%
Gross profit	5,807	4,333	34%
Gross profit margin	55%	51%
Total:
Net revenue	25,061	22,162	13%
Gross profit	8,966	7,692	17%
Gross profit margin	36%	35%
Operating expenses:
Research and development	2,529	2,337	8%
Selling and marketing	5,110	4,064	26%
General and administrative	2,488	2,125	17%
Restructuring and severance	(140)	388	(136%)
Total operating expenses:	9,987	8,914	12%
Loss from operations	(1,021)	(1,222)	(16%)
Non-operating income (expense):
Interest expense, net	(25)	(245)	(90%)
Gain on investment	24	—	100%
Foreign currency gains, net	19	46	(59%)
Loss before income tax benefit (provision)	$(1,003)	$(1,421)	(29%)

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Americas	$16,891	$15,148
Europe and the Middle East	3,794	2,460
Asia-Pacific	4,376	4,554
Total	$25,061	$22,162

Percentage of net revenue:
Americas	67%	68%
Europe and the Middle East	15%	11%
Asia-Pacific	18%	21%
Total	100%	100%

Net Revenue

Net revenue for the three months ended March 31, 2022 was $25.1 million, an increase of 13% compared with $22.2 million for the comparable period of 2021. Net revenue in the Americas was $16.9 million for the three months ended March 31, 2022, an increase of 12% compared to $15.1 million for the comparable period of 2021. Net revenue in Europe, the Middle East, and the Asia-Pacific was approximately $8.2 million for the three months ended March 31, 2022, an increase of 16% compared with the comparable period of 2021.

Identity Segment

Net revenue in our Identity segment, which represented 58% of our net revenue, was $14.6 million for the three months ended March 31, 2022, an increase of 7% compared with $13.7 million for the comparable period of 2021. Net revenue in this segment in the Americas for the three months ended March 31, 2022 was comparable to the same period of 2021.

Net revenue in this segment in Europe, the Middle East, and the Asia-Pacific increased 15% for the three months ended March 31, 2022 compared with the comparable period of 2021 due to higher sales of RFID transponder products to mobile phone and consumer products contract manufacturers and higher sales of smart card readers.

Premises Segment

Net revenue in our Premises segment, which represented 42% of our net revenue, was $10.5 million for the three months ended March 31, 2022, an increase of 23% compared with $8.5 million for the comparable period of 2021. Net revenue in this segment in the Americas for the three months ended March 31, 2022 increased 22% compared with the comparable period of 2021 due to higher sales of Hirsch Velocity hardware and software products to consumers in select commercial verticals.

Net revenue in this segment across Europe, the Middle East, and the Asia-Pacific increased 31% compared with the comparable period of 2021. The increases in these regions are primarily project driven and can vary period to period.

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

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2022 was $9.0 million, or 36% of net revenue, compared with $7.7 million, or 35% of net revenue in the comparable period of 2021. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

Identity Segment

In our Identity segment, gross profit was $3.2 million in the three months ended March 31, 2022 compared with $3.4 million in the comparable period of 2021. Gross profit margins in the Identity segment decreased to 22% in the three months ended March 31, 2022 from 25% in the comparable period of 2021. The decrease in gross profit margins was primarily attributable to continued investments in technology and manufacturing processes and systems and changes in product mix, with a higher proportion of lower margin RFID transponder product sales.

Premises Segment

In our Premises segment, gross profit was $5.8 million in the three months ended March 31, 2022 compared with $4.3 million in the comparable period of 2021. Gross profit margins in the Premises segment increased to 55% in the three months ended March 31, 2022 from 51% in the comparable period of 2021 primarily due to product mix as well as the impact resulting from our focus on operational efficiencies.

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

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2022 and 2021 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended March 31,
	2022	2021	% Change
Research and development	$2,529	$2,337	8%
as a % of net revenue	10%	11%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three months ended March 31, 2022 increased compared to the comparable prior year period primarily due to higher headcount and related costs as well as higher stock-based compensation costs associated with PSUs.

Selling and Marketing

	Three Months Ended March 31,
	2022	2021	% Change
Selling and marketing	$5,110	$4,064	26%
as a % of net revenue	20%	18%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended March 31, 2022 increased compared to the comparable prior year period primarily due to higher salaries and benefits costs and as well as higher trade show and related costs.

General and Administrative

	Three Months Ended March 31,
	2022	2021	% Change
General and administrative	$2,488	$2,125	17%
as a % of net revenue	10%	10%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expense for the three months ended March 31, 2022 increased compared to the prior year period primarily due to higher headcount and related costs as well as higher external contractor costs.

Restructuring and Severance Charges

	Three Months Ended March 31,
	2022	2021	% Change
Restructuring and severance	$(140)	$388	(136%)

During the three months ended March 31, 2022, we entered into a settlement agreement associated with outstanding rental payments due the landlord on leased office space in San Francisco, California. As a result of the settlement, we recorded a net credit of $153,000 representing the difference between amounts accrued and the settlement amount. The settlement credit was partially offset by severance related costs of $13,000.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three months ended March 31, 2022 and 2021 is set forth below (dollars in thousands).

	Three Months Ended March 31,
	2022	2021	% Change
Interest expense, net	$(25)	$(245)	(90%)
Gain on investment	$24	$—	100%
Foreign currency gains, net	$19	$46	(59%)

Interest expense, net consists of interest on financial liabilities, amortization of debt issuance costs, and interest accretion expense for a liability on a contractual payment obligation arising from our acquisition of Hirsch Electronics Corporation. The decrease in interest expense for the three months ended March 31, 2022 compared to the comparable period of 2021 was attributable to lower borrowings outstanding under our revolving loan facility with our lender (which was fully paid down in August 2021), and lower amounts outstanding under our contractual payment obligations (all amounts outstanding had been paid as of December 31, 2021).

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

Income Tax Benefit (Provision)

	Three Months Ended March 31,
	2022	2021	% Change
Income tax benefit (provision)	$4	$(44)	(109%)
Effective tax rate	0%	(3%)

As of March 31, 2022, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax benefit during the three months ended March 31, 2022. The effective tax rates for the three months ended March 31, 2022 and 2021 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of March 31, 2022, our working capital, defined as current assets less current liabilities, was $51.3 million, a decrease of $0.5 million compared to $51.9 million as of December 31, 2021. As of March 31, 2022, our cash and cash equivalents balance was $27.6 million.

On February 8, 2017, we entered into a Loan and Security Agreement with East West Bank (“EWB”). Following subsequent amendments, on February 8, 2021, we amended and restated the Loan and Security Agreement in its entirety (the “Loan and Security Agreement”). The Loan and Security Agreement provided for a $20.0 million revolving loan facility subject to a borrowing base and a $4.0 million non-formula revolving loan facility that was not subject to a borrowing base. Advances under the revolving loan facility, as amended on April 30, 2021, bear interest at a per annum rate equal to the prime rate. The maturity date of the main revolving loan facility is February 8, 2023. The non-formula revolving loan facility terminated on February 7, 2022.

On April 14, 2022, we amended the Loan and Security Agreement, replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25%, and certain financial covenants were amended. As of March 31, 2022, there were no amounts outstanding and we were in compliance with all financial covenants under the Loan and Security Agreement.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2022, the amount of cash included at such subsidiaries was $4.5 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of March 31, 2022, we had an accumulated deficit of $410.0 million. During the three months ended March 31, 2022, we had a net loss of $1.0 million.

We believe our existing cash and cash equivalents, together with cash generated from operations and available credit under our Loan and Security Agreement will be sufficient to satisfy our working capital needs to fund operations for the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also choose to finance our business through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Debt or any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or loans could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain debt or equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the three months ended March 31, 2022 and 2021 (in thousands):

	March 31,
	2022	2021
Net cash used in operating activities	$(34)	$(411)
Net cash used in investing activities	(486)	(1,131)
Net cash provided by (used in) financing activities	(399)	1,963
Effect of exchange rates on cash, cash equivalents, and restricted cash	(200)	(312)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,119)	109
Cash, cash equivalents, and restricted cash at beginning of period	29,807	11,409
Cash, cash equivalents, and restricted cash at end of period	$28,688	$11,518

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2022 was primarily due to net loss of $1.0 million, a decrease in cash from net changes in operating assets and liabilities of $0.4 million, offset by adjustments for certain non-cash items of $1.4 million, consisting primarily of depreciation, amortization and stock-based compensation. Cash used in operating activities for the three months ended March 31, 2021 was primarily due to net loss of $1.5 million, a decrease in cash from net changes in operating assets and liabilities of $0.5 million, and adjustments for certain non-cash items of $1.6 million, consisting primarily of depreciation, amortization, stock-based compensation, and impairment of a right-of-use operating lease asset.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2022 and 2021 was $0.5 million and $1.1 million, respectively, which related to capital expenditures in our manufacturing facility in Singapore and our research and development facility in Germany.

Cash flows from financing activities

Cash used in financing activities during the three months ended March 31, 2022 was $0.4 million, which related to net share settlement of restricted stock units. Cash provided by financing activities during the three months ended March 31, 2021 was primarily due to net borrowings under our revolving loan facility of $2.2 million, partially offset by taxes paid related to net share settlement of restricted stock units of $0.3 million.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet arrangements, or issued guarantees to third parties.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had a material effect on our business, financial condition or results of operations.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires management to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These policies relate to revenue recognition, inventory, income taxes, goodwill, intangible and long-lived assets and stock-based compensation. We have other important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. Management bases its estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Despite our intention to establish accurate estimates and assumptions, actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2022, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to changes in currency exchange rates as certain of our operations are conducted in foreign currencies such as the Indian Rupee, the Canadian Dollar, and the Euro.

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. Our objective is to identify material foreign currency exposures and to manage these exposures to minimize the potential effects of currency fluctuations on our condensed consolidated financial statements.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities, (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our condensed consolidated financial statements. We have performed sensitivity analyses as of March 31, 2022 and December 31, 2021 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. Dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of March 31, 2022 and December 31, 2021. The results of these sensitivity analyses indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.4 million for the respective periods.

Translation Exposure

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. Dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income (loss) in our condensed consolidated statements of stockholders’ equity.

With respect to our international operations, we have re-measured accounts which are denominated in the non-functional currencies into the functional currency of the subsidiary and recorded the resulting gains (losses) within foreign currency gains (losses), net in our condensed consolidated statements of comprehensive loss. We re-measure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the periods.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in our 2021 Annual Report on Form 10-K. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2022, we repurchased 17,647 shares of our common stock. The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended March 31, 2022:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publically announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2022 – January 31, 2022	6,676	$27.41	—	$—
February 1, 2022 – February 28, 2022	7,512	19.69	—	—
March 1, 2022 – March 31, 2022	3,459	19.97	—	—
Total	17,647	$22.66	—

(1) Consists of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

Item 6. Exhibits

Exhibit Number	Description

10.1

Second Amendment to Amended and Restated Loan and Security Agreement between Identiv, Inc. and East West Bank dated as of April 14, 2022. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2022.)

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

IDENTIV, INC.

May 10, 2022	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

May 10, 2022	By:	/S/ Justin Scarpulla
Justin Scarpulla
Chief Financial Officer
(Principal Financial and Accounting Officer)