Form 10-Q
period 2022-06-30
Identiv, Inc.
filed 2022-08-09
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022, the registrant had 22,463,563 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$25,016	$28,553
Restricted cash	905	1,254
Accounts receivable, net of allowances of $2,669 and $2,745 as of June 30, 2022 and December 31, 2021, respectively	20,951	19,963
Inventories	22,235	19,924
Prepaid expenses and other current assets	3,495	3,032
Total current assets	72,602	72,726
Property and equipment, net	5,153	4,066
Operating lease right-of-use assets	1,498	2,088
Intangible assets, net	5,869	6,445
Goodwill	10,250	10,268
Other assets	1,055	1,070
Total assets	$96,427	$96,663
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,809	$10,502
Operating lease liabilities	949	1,269
Deferred revenue	2,035	2,153
Accrued compensation and related benefits	2,671	3,150
Other accrued expenses and liabilities	2,343	3,774
Total current liabilities	21,807	20,848
Long-term operating lease liabilities	645	938
Long-term deferred revenue	444	280
Other long-term liabilities	25	85
Total liabilities	22,921	22,151
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; 5,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 23,955 and 23,707 shares issued and 22,444 and 22,230 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	24	24
Additional paid-in capital	494,370	492,657
Treasury stock, 1,511 and 1,477 shares as of June 30, 2022 and December 31, 2021, respectively	(11,757)	(11,134)
Accumulated deficit	(410,239)	(408,989)
Accumulated other comprehensive income	1,103	1,949
Total stockholders' equity	73,506	74,512
Total liabilities and stockholders' equity	$96,427	$96,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	$27,857	$23,993	$52,918	$46,155
Cost of revenue	17,647	15,153	33,742	29,623
Gross profit	10,210	8,840	19,176	16,532
Operating expenses:
Research and development	2,479	2,131	5,008	4,468
Selling and marketing	5,273	4,147	10,383	8,211
General and administrative	2,496	2,595	4,984	4,720
Restructuring and severance	223	274	83	662
Total operating expenses	10,471	9,147	20,458	18,061
Loss from operations	(261)	(307)	(1,282)	(1,529)
Non-operating income (expense):
Interest expense, net	(37)	(144)	(62)	(389)
Gain on forgiveness of Paycheck Protection Program note	—	2,946	—	2,946
Gain on investment	6	—	30	—
Foreign currency gains, net	95	—	114	46
Income (loss) before income tax provision	(197)	2,495	(1,200)	1,074
Income tax provision	(54)	(29)	(50)	(73)
Net income (loss)	(251)	2,466	(1,250)	1,001

Other comprehensive income (loss):
Foreign currency translation adjustment	(671)	63	(846)	(220)
Comprehensive income (loss)	$(922)	$2,529	$(2,096)	$781

Net income (loss) per common share:			`
Basic	$(0.02)	$0.10	$(0.08)	$0.02
Diluted	$(0.02)	$0.09	$(0.08)	$0.02

Weighted average shares used in computing net income (loss) per common share:
Basic	22,639	21,908	22,606	20,185
Diluted	22,639	28,751	22,606	21,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended June 30, 2022
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, March 31, 2022	5,000	$5	22,300	$24	$493,552	$(11,533)	$(409,988)	$1,774	73,834
Net loss	—	—	—	—	—	—	(251)	—	(251)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(671)	(671)
Issuance of common stock in connection with vesting of stock awards	—	—	160	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	818	—	—	—	818
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(16)	—	—	(224)	—	—	(224)
Balances, June 30, 2022	5,000	$5	22,444	$24	$494,370	$(11,757)	$(410,239)	$1,103	$73,506

	Six Months Ended June 30, 2022
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2021	5,000	$5	22,230	$24	$492,657	$(11,134)	$(408,989)	$1,949	74,512
Net loss	—	—	—	—	—	—	(1,250)	—	(1,250)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(846)	(846)
Issuance of common stock in connection with vesting of stock awards	—	—	250	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,713	—	—	—	1,713
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(36)	—	—	(623)	—	—	(623)
Balances, June 30, 2022	5,000	$5	22,444	$24	$494,370	$(11,757)	$(410,239)	$1,103	$73,506

	Three Months Ended June 30, 2021
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, March 31, 2021	5,000	$5	18,161	$19	$452,921	$(10,186)	$(412,074)	$2,295	32,980
Net income	—	—	—	—	—	—	2,466	—	2,466
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	63	63
Issuance of common stock in connection with vesting of stock awards	—	—	195	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	697	—	—	—	697
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(23)	—	—	(333)	—	—	(333)
Issuance of common stock in connection with public offering	—	—	3,779	4	37,711	—	—	—	37,715
Proceeds from exercise of stock options	—	—	11	—	102	—	—	—	102
Balances, June 30, 2021	5,000	$5	22,123	$23	$491,431	$(10,519)	$(409,608)	$2,358	$73,690

	Six Months Ended June 30, 2021
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2020	5,000	$5	18,055	$19	$452,129	$(9,933)	$(410,609)	$2,578	34,189
Net income	—	—	—	—	—	—	1,001	—	1,001
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(220)	(220)
Issuance of common stock in connection with vesting of stock awards	—	—	293	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,455	—	—	—	1,455
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(48)	—	—	(586)	—	—	(586)
Issuance of common stock in connection with warrant exercise	—	—	28	—	—	—	—	—	—
Issuance of common stock in connection with public offering	—	—	3,779	4	37,711	—	—	—	37,715
Proceeds from exercise of stock options	—	—	16	—	136	—	—	—	136
Balances, June 30, 2021	5,000	$5	22,123	$23	$491,431	$(10,519)	$(409,608)	$2,358	$73,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities
Net income (loss)	$(1,250)	$1,001
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,085	958
Gain on forgiveness of Paycheck Protection Program note	—	(2,946)
Gain on investment	(30)	—
Accretion of interest on contractual payment obligation	—	33
Amortization of debt issuance costs	—	88
Stock-based compensation expense	1,713	1,455
Impairment of right-of-use operating lease asset	—	281
Changes in operating assets and liabilities:
Accounts receivable	(970)	1,259
Inventories	(2,318)	(1,612)
Prepaid expenses and other assets	(449)	(1,785)
Accounts payable	3,282	(2,303)
Contractual payment obligation liability	—	(542)
Deferred revenue	46	255
Accrued expenses and other liabilities	(2,008)	996
Net cash used in operating activities	(899)	(2,862)
Cash flows from investing activities:
Capital expenditures	(1,642)	(1,672)
Proceeds from investment	30	—
Net cash used in investing activities	(1,612)	(1,672)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	—	3,964
Repayments under revolving loan facility	—	(8,568)
Repayments of April 21 Funds promissory notes	—	(2,800)
Proceeds from the sale of common stock, net of issuance costs	—	37,715
Taxes paid related to net share settlement of restricted stock units	(623)	(586)
Proceeds from exercise of stock options	—	136
Net cash provided by (used in) financing activities	(623)	29,861
Effect of exchange rates on cash, cash equivalents, and restricted cash	(752)	(366)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,886)	24,961
Cash, cash equivalents, and restricted cash at beginning of period	29,807	11,409
Cash, cash equivalents, and restricted cash at end of period	$25,921	$36,370
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6	$289
Taxes paid, net	$56	$54

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Subscription Revenue — Subscription revenue consist of fees received in consideration for providing customers access to one or more of the Company’s software-as-a-service (“SaaS”) based solutions. These SaaS arrangements include access to the Company’s licensed software and, in certain arrangements, use of various hardware devices over the contract term. These SaaS arrangements do not provide the customer the right to take possession of the software supporting the subscription service, or if applicable, any hardware devices at any time during the contract period, and as such are not considered separate performance obligations. Revenue is recognized ratably on a straight-line basis over the term of the contract beginning when the service is made available to the customer. Subscription contract terms range from month-to-month to six years in length and are billed monthly or annually.

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

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three Months Ended June 30,
	2022			2021
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$16,588	$1,050	$17,638	$13,382	$826	$14,208
Europe and the Middle East	3,928	100	4,028	3,531	95	3,626
Asia-Pacific	6,191	—	6,191	6,159	—	6,159
Total	$26,707	$1,150	$27,857	$23,072	$921	$23,993

	Six Months Ended June 30,
	2022			2021
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$32,486	$2,043	$34,529	$27,778	$1,578	$29,356
Europe and the Middle East	7,597	225	7,822	5,895	191	6,086
Asia-Pacific	10,567	—	10,567	10,713	—	10,713
Total	$50,650	$2,268	$52,918	$44,386	$1,769	$46,155

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

Changes in deferred revenue during the six months ended June 30, 2022 and June 30, 2021 were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Deferred revenue, beginning of period	$2,433	$2,366
Deferral of revenue billed in current period, net of recognition	1,925	1,658
Recognition of revenue deferred in prior periods	(1,879)	(1,403)
Deferred revenue, end of period	$2,479	$2,621

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $0.7 million as of June 30, 2022. Since the Company typically invoices customers at contract inception, this amount is included in the deferred revenue balance. As of June 30, 2022, the Company expects to recognize 24% of the revenue related to these unsatisfied performance obligations during the remainder of 2022, 33% during 2023, and 43% thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2022 and December 31, 2021, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of June 30, 2022 and December 31, 2021, there were no liabilities measured and recognized at fair value on a recurring basis.

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

As of June 30, 2022 and December 31, 2021, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2022 and December 31, 2021, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Identity	Premises	Total
Balance as of December 31, 2021	$3,554	$6,714	$10,268
Currency translation adjustment	—	(18)	(18)
Balance as of June 30, 2022	$3,554	$6,696	$10,250

Balance as of December 31, 2020	$3,554	$6,712	$10,266
Currency translation adjustment	—	2	2
Balance as of December 31, 2021	$3,554	$6,714	$10,268

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the condensed consolidated statement of comprehensive income (loss). During the six months ended June 30, 2022 and 2021, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount as of June 30, 2022	$766	$9,118	$15,765	$25,649
Accumulated amortization	(614)	(6,443)	(12,723)	(19,780)
Intangible assets, net as of June 30, 2022	$152	$2,675	$3,042	$5,869

Gross carrying amount as of December 31, 2021	$764	$9,127	$15,774	$25,665
Accumulated amortization	(536)	(6,219)	(12,465)	(19,220)
Intangible assets, net as of December 31, 2021	$228	$2,908	$3,309	$6,445

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as indicated in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the six months ended June 30, 2022 and 2021.

The following table summarizes the amortization expense included in the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021, respectively (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$112	$114	$224	$226
Selling and marketing	168	168	336	335
Total	$280	$282	$560	$561

The estimated annual future amortization expense for purchased intangible assets with definite lives as of June 30, 2022 was as follows (in thousands):

2022 (remaining six months)	$559
2023	1,041
2024	965
2025	965
2026	965
Thereafter	1,374
Total	$5,869

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	June 30,	December 31,
	2022	2021
Raw materials	$10,384	$7,182
Work-in-progress	37	—
Finished goods	11,814	12,742
Total	$22,235	$19,924

Property and equipment, net consists of (in thousands):

	June 30,	December 31,
	2022	2021
Building and leasehold improvements	$887	$1,304
Furniture, fixtures and office equipment	1,394	1,379
Plant and machinery	14,928	13,244
Purchased software	2,313	2,281
Total	19,522	18,208
Accumulated depreciation	(14,369)	(14,142)
Property and equipment, net	$5,153	$4,066

The Company recorded depreciation expenses of $0.3 million and $0.2 million during the three months ended June 30, 2022 and 2021, respectively, and $0.5 million and $0.4 million during the six months ended June 30, 2022 and 2021, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	June 30,	December 31,
	2022	2021
Accrued professional fees	$487	$576
Accrued warranties	393	377
Customer deposits	167	149
Rental payments due to landlord	—	922
Accrued restructuring	—	294
Other accrued expenses	1,296	1,456
Total	$2,343	$3,774

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

The Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets, as well as other financial covenants. The Company’s obligations under the Loan and Security Agreement are collateralized by substantially all of its assets. As of June 30, 2022, there were no amounts outstanding and the Company was in compliance with all financial covenants under the Loan and Security Agreement.

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

9. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Series B Convertible Preferred Stock:
Balance at beginning of period	$24,415	$23,253	$24,117	$22,969
Cumulative dividends on Series B convertible preferred stock	300	286	598	570
Balance at end of period	$24,715	$23,539	$24,715	$23,539
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,104	5,813	6,029	5,742
Cumulative dividends on Series B convertible preferred stock	75	72	150	143
Number of shares at end of period	6,179	5,885	6,179	5,885

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of June 30, 2022 would be convertible into 6,178,823 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of June 30, 2022, none of the contingent conditions to adjust the conversion rate had been met.

Each share of Series B convertible preferred stock is entitled to a cumulative annual dividend of 5% for the first six years following the issuance of such share and 3% for each year thereafter, with the Company retaining the option to settle each year’s dividend after the 10th year in cash. The dividends accrue and are payable in kind upon such time as the shares convert into the Company’s common stock. In general, the shares are not entitled to vote except in certain limited cases, including in change of control transactions where the expected price per share distributable to the Company’s stockholders is expected to be less than $4.00 per share. The Certificate of Designation with respect to the Series B convertible preferred stock further provides that in the event of, among other things, any change of control, liquidation or dissolution of the Company, the holders of the Series B convertible preferred stock will be entitled to receive, on a pari passu basis with the holders of the common stock, the same amount and form of consideration that the holders of the Company’s common stock receive (on an as-if-converted-to-common-stock basis and without regard to the Ownership Limitation applicable to the Series B convertible preferred stock).

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

Below is the summary of outstanding warrants issued by the Company as of June 30, 2022:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
April 21 Funds Warrants	275,000	$3.50	May 5, 2020	May 5, 2023

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2022 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSUs"), vesting of performance stock units ("PSUs"), and issuance of RSUs vested but not released	1,323,953
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	881,849
Warrants to purchase common stock	275,000
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,316,139

10. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan (the “2011 Plan”), as amended, to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

Stock Options

A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	514,693	$5.11	4.11	$11,850,930
Granted	—	—
Cancelled or Expired	(2,333)	11.81
Exercised	—	—
Balance as of June 30, 2022	512,360	$5.08	3.63	$3,328,426
Vested or expected to vest as of June 30, 2022	512,360	$5.08	3.63	$3,328,426
Exercisable as of June 30, 2022	512,360	$5.08	3.63	$3,328,426

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of June 30, 2022 and the exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of June 30, 2022:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	452,510	3.87	$4.41	452,510	$4.41
$7.50 - $11.25	59,317	1.79	10.18	59,317	10.18
$11.30 - $16.95	500	1.75	11.30	500	11.30
$19.70 - $29.55	33	1.13	19.70	33	19.70
$4.36 - $29.55	512,360	3.63	$5.08	512,360	$5.08

As of June 30, 2022, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2022:

	Number Outstanding	Weighted Average Fair Value
Unvested as of December 31, 2021	485,729	$9.19
Granted	205,852	18.38
Vested	(139,970)	7.59
Forfeited	(24,253)	8.48
Unvested as of June 30, 2022	527,358	$13.24
RSUs vested but not released	209,235	$6.26

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of June 30, 2022, there was $5.6 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 3.0 years. No tax benefit was realized from RSUs for the six months ended June 30, 2022.

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

The following is a summary of PSU activity for the six months ended June 30, 2022:

Number Outstanding
Unvested as of December 31, 2021	175,000
Granted	—
Vested	(20,000)
Forfeited	(80,000)
Unvested as of June 30, 2022	75,000

As of June 30, 2022, there was $0.2 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a period of 0.5 years. No tax benefit was realized from PSUs for the six months ended June 30, 2022.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$43	$48	$99	$81
Research and development	231	93	541	255
Selling and marketing	189	124	383	227
General and administrative	355	432	690	892
Total	$818	$697	$1,713	$1,455

Restricted Stock Unit Net Share Settlements

During the six months ended June 30, 2022 and 2021, the Company repurchased 34,111 and 48,590 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$(251)	$2,466	$(1,250)	$1,001
Less: accretion of Series B convertible preferred stock dividends	(300)	(286)	(598)	(570)
Net income (loss) available to common stockholders	$(551)	$2,180	$(1,848)	$431

Denominator:
Weighted average common shares outstanding - basic	22,639	21,908	22,606	20,185
Net income (loss) per common share - basic	$(0.02)	$0.10	$(0.08)	$0.02

Diluted net income (loss) per common share:
Numerator:
Net income (loss) available to common stockholders	$(551)	$2,180	$(1,848)	$431
Plus: accretion of Series B convertible preferred stock dividends, if dilutive	—	286	—	—
Net income (loss) available to common stockholders	$(551)	$2,466	$(1,848)	$431

Denominator:
Weighted average common shares outstanding - basic	22,639	21,908	22,606	20,185
Dilutive securities:
Stock options, RSUs, and warrants	—	958	—	907
Convertible preferred shares	—	5,885	—	—
Weighted average common shares outstanding - diluted	22,639	28,751	22,606	21,092
Net income (loss) per common share - diluted	$(0.02)	$0.09	$(0.08)	$0.02

The following common stock equivalents have been excluded from diluted net income (loss) per share for the three and six months ended June 30, 2022 and 2021 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock subject to outstanding RSUs	527	—	527	—
Shares of common stock subject to outstanding PSUs	75	177	75	177
Shares of common stock subject to outstanding stock options	512	6	512	6
Shares of common stock subject to outstanding warrants	275	—	275	—
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,179	—	6,179	5,885
Total	7,568	183	7,568	6,068

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

Net revenue and gross profit information by segment for the three and six months ended June 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Identity:
Net revenue	$16,918	$14,796	$31,497	$28,454
Gross profit	3,981	3,563	7,140	6,922
Gross profit margin	24%	24%	23%	24%
Premises:
Net revenue	10,939	9,197	21,421	17,701
Gross profit	6,229	5,277	12,036	9,610
Gross profit margin	57%	57%	56%	54%
Total:
Net revenue	27,857	23,993	52,918	46,155
Gross profit	10,210	8,840	19,176	16,532
Gross profit margin	37%	37%	36%	36%
Operating expenses:
Research and development	2,479	2,131	5,008	4,468
Selling and marketing	5,273	4,147	10,383	8,211
General and administrative	2,496	2,595	4,984	4,720
Restructuring and severance	223	274	83	662
Total operating expenses:	10,471	9,147	20,458	18,061
Loss from operations	(261)	(307)	(1,282)	(1,529)
Non-operating income (expense):
Interest expense, net	(37)	(144)	(62)	(389)
Gain on forgiveness of Paycheck Protection Program note	—	2,946	—	2,946
Gain on investment	6	—	30	—
Foreign currency gains, net	95	—	114	46
Income (loss) before income tax provision	$(197)	$2,495	$(1,200)	$1,074

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Americas	$17,638	$14,208	$34,529	$29,356
Europe and the Middle East	4,028	3,626	7,822	6,086
Asia-Pacific	6,191	6,159	10,567	10,713
Total	$27,857	$23,993	$52,918	$46,155

As percentage of net revenue:
Americas	63%	59%	65%	64%
Europe and the Middle East	15%	15%	15%	13%
Asia-Pacific	22%	26%	20%	23%
Total	100%	100%	100%	100%

Concentration of Credit Risk

No customer accounted for 10% or more of net revenue for either of the three or six months ended June 30, 2022 or 2021. No customer accounted for 10% or more of net accounts receivable as of June 30, 2022 or December 31, 2021.

Long-lived assets by geographic location as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Property and equipment, net:
Americas	$496	$545
Europe and the Middle East	313	334
Asia-Pacific	4,344	3,187
Total property and equipment, net	$5,153	$4,066

Operating lease ROU assets:
Americas	$1,012	$1,344
Europe and the Middle East	121	135
Asia-Pacific	365	609
Total operating lease right-of-use assets	$1,498	$2,088

13. Restructuring and Severance

During the three and six months ended June 30, 2022, restructuring expenses consisted of severance related costs of $221,000 and $234,000, respectively. In the first quarter of 2022, the Company entered into a settlement agreement associated with outstanding rental payments due the landlord on leased office space in San Francisco, California. As a result of the settlement, the Company recorded a net credit of $151,000 representing the difference between amounts accrued and the settlement amount.

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

14. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2022, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively.

Initial lease terms are determined at commencement and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Remaining lease terms range from one to four years, some of which include options to extend for up to five years. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at the lease commencement date.

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2022 (in thousands):

June 30,
2022
2022 (remaining six months)	$661
2023	505
2024	265
2025	238
2026	60
Thereafter	—
Total minimum lease payments	1,729
Less: amount of lease payments representing interest	(135)
Present value of future minimum lease payments	1,594
Less: current liabilities under operating leases	(949)
Long-term operating lease liabilities	$645

As of June 30, 2022, the weighted average remaining lease term for the Company’s operating leases was 2.4 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.3%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively.

15. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of June 30, 2022 (in thousands):
	Purchase Commitments	Other Contractual Commitments	Total
2022 (remaining six months)	$54,069	$276	$54,345
2023	12,232	8	12,240
2024	3,175	—	3,175
2025	4,000	—	4,000
Total	$73,476	$284	$73,760

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three and six months ended June 30, 2022 and 2021:
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$392	$335	$377	$321
Accruals for warranties charged to expense	7	17	21	33
Cost of warranty claims	(6)	—	(5)	(2)
Balance at end of period	$393	$352	$393	$352

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

16. Subsequent Event

In July 2022, the Company and its landlord amended the lease agreement at its Santa Ana, California facility by extending the term through January 31, 2028. As the Company will account for the lease amendment as a modification of the original lease, in the third quarter of 2022, the Company will reassess the lease classification, remeasure the lease liability, and adjust the right-of-use lease asset.

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

Factors Affecting Our Performance

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. Such pace, scope and depth accelerated during 2020, causing large fluctuations in our operating results. During 2021, we believe RFID deployments occurred at a much faster pace of growth than historically. We believe significant improvement in chip capabilities at lower costs, combined with the incorporation of the full NFC Data Exchange Format (“NDEF”) protocol by Apple Inc. in its iPhone 12 and iOS 14, has accelerated the opportunities for product engineers to integrate RFID into their products to create new and more engaging customer experiences, product reliability and performance. As the market hit this pivot point, we expanded both our capacity and technical leadership. We track growth indicators including design wins, customer launches and technology launches. We have made investments in our technology, world class quality and automation, and we believe that our competitive advantages will continue to drive growth.

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

Given the uncertainties of the specific timing of our new customer deployments, we cannot assure you that we have appropriate inventory and capacity levels or that we will not experience inventory shortfalls or overages in the future or acquire inventory at costs to maintain gross margins. We attempt to mitigate those risks by being deeply embedded in our customers’ design cycles, working with our chip partners on long lead time components, managing our limited capital equipment needs within a short cycle and future proofing our facilities to accommodate several scenarios for growth potential.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Identity:
Net revenue	$16,918	$14,796	14%	$31,497	$28,454	11%
Gross profit	3,981	3,563	12%	7,140	6,922	3%
Gross profit margin	24%	24%		23%	24%
Premises:
Net revenue	10,939	9,197	19%	21,421	17,701	21%
Gross profit	6,229	5,277	18%	12,036	9,610	25%
Gross profit margin	57%	57%		56%	54%
Total:
Net revenue	27,857	23,993	16%	52,918	46,155	15%
Gross profit	10,210	8,840	15%	19,176	16,532	16%
Gross profit margin	37%	37%		36%	36%
Operating expenses:
Research and development	2,479	2,131	16%	5,008	4,468	12%
Selling and marketing	5,273	4,147	27%	10,383	8,211	26%
General and administrative	2,496	2,595	(4%)	4,984	4,720	6%
Restructuring and severance	223	274	(19%)	83	662	(87%)
Total operating expenses:	10,471	9,147	14%	20,458	18,061	13%
Loss from operations	(261)	(307)	(15%)	(1,282)	(1,529)	(16%)
Non-operating income (expense):
Interest expense, net	(37)	(144)	(74%)	(62)	(389)	(84%)
Gain on forgiveness of Paycheck Protection Program note	—	2,946	(100%)	—	2,946	(100%)
Gain on investment	6	—	100%	30	—	100%
Foreign currency gains, net	95	—	100%	114	46	148%
Income (loss) before income tax provision	$(197)	$2,495	(108%)	$(1,200)	$1,074	(212%)

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Americas	$17,638	$14,208	24%	$34,529	$29,356	18%
Europe and the Middle East	4,028	3,626	11%	7,822	6,086	29%
Asia-Pacific	6,191	6,159	1%	10,567	10,713	(1%)
Total	$27,857	$23,993		$52,918	$46,155

Percentage of net revenue:
Americas	63%	59%		65%	64%
Europe and the Middle East	15%	15%		15%	13%
Asia-Pacific	22%	26%		20%	23%
Total	100%	100%		100%	100%

Net Revenue

Net revenue for the three months ended June 30, 2022 was $27.9 million, an increase of 16% compared with $24.0 million for the comparable period of 2021. Net revenue in the Americas was $17.6 million for the three months ended June 30, 2022, an increase of 24% compared to $14.2 million for the comparable period of 2021. Net revenue in Europe, the Middle East, and the Asia-Pacific was approximately $10.2 million for the three months ended June 30, 2022, an increase of 4% compared with the comparable period of 2021.

Net revenue for the six months ended June 30, 2022 was $52.9 million, an increase of 15% compared with $46.2 million for the comparable period of 2021. Net revenue in the Americas was $34.5 million for the six months ended June 30, 2022, an increase of 18% compared to $29.4 million for the comparable period of 2021. Net revenue in Europe, the Middle East, and the Asia-Pacific was approximately $18.4 million for the six months ended June 30, 2022, an increase of 9% compared with the comparable period of 2021.

Identity Segment

Net revenue in our Identity segment was $16.9 million for the three months ended June 30, 2022, an increase of 14% compared with $14.8 million for the comparable period of 2021. For the six months ended June 30, 2022, net revenue in this segment was $31.5 million, an increase of 11% compared with $28.5 million for the comparable period of 2021. Net revenue in this segment for the three and six months ended June 30, 2022 represented 61% and 60%, respectively, of our net revenue, compared to 62% and 62% in the comparable periods of the prior year.

Net revenue in this segment in the Americas for the three and six months ended June 30, 2022, increased 28% and 12%, respectively, compared with the comparable periods of 2021. These increases were primarily due to higher sales of RFID transponder products to mobile phone and consumer products contract manufacturers and higher sales of access cards, offset by lower sales of smart card readers resulting from critical component supply-chain constraints.

Net revenue in this segment in Europe, the Middle East, and the Asia-Pacific for the three and six months ended June 30, 2022, increased 6% and 9%, respectively, compared with the comparable periods of 2021. These increases were primarily due to higher sales of RFID transponder products to existing customers in the medical device and library markets, as well as higher sales of access cards.

Premises Segment

Net revenue in our Premises segment was $10.9 million for the three months ended June 30, 2022, an increase of 19% compared with $9.2 million for the comparable period of 2021. For the six months ended June 30, 2022, net revenue in this segment was $21.4 million, an increase of 21% compared with $17.7 million for the comparable period of 2021. Net revenue in our Premises segment for the three and six months ended June 30, 2022 represented 39% and 40%, respectively, of our net revenue, compared to 38% and 38% in the comparable periods of the prior year.

Net revenue in this segment in the Americas for the three and six months ended June 30, 2022 increased 21% and 22%, respectively, compared with the comparable periods of 2021 due to higher sales of Hirsch Velocity hardware, software, and related support services, as well as video product offerings to customers in select commercial verticals.

Net revenue in this segment across Europe, the Middle East, and the Asia-Pacific for the three months ended June 30, 2022 decreased 10% compared with the comparable period of 2021, while net revenue for the six months ended June 30, 2022 increased 11% compared with the comparable period of 2021. Net revenue in these regions are primarily project driven and can vary period to period.

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

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2022 was $10.2 million, or 37% of net revenue, compared with $8.8 million, or 37% of net revenue in the comparable period of 2021. Gross profit for the six months ended June 30, 2022 was $19.2 million, or 36% of net revenue, compared with $16.5 million, or 36% of net revenue in the comparable period of 2021. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

Identity Segment

In our Identity segment, gross profit in the three and six months ended June 30, 2022 was $4.0 million and $7.1 million, respectively, compared with $3.6 million and $6.9 million in the comparable periods of 2021. Gross profit margins in the Identity segment for the three months ended June 30, 2022 was comparable to the same period of 2021. Gross profit margins in the Identity segment decreased to 23% in the six months ended June 30, 2022 from 24% in the comparable period of 2021. The decrease in gross profit margins was primarily attributable to continued investments in technology and manufacturing processes and systems and changes in product mix, with a higher proportion of lower margin RFID transponder product sales.

Premises Segment

In our Premises segment, gross profit was $6.2 million in the three months ended June 30, 2022 compared with $5.3 million in the comparable period of 2021. Gross profit margins in the Premises segment for the three months ended June 30, 2022 was comparable to the same period of 2021. Gross profit was $12.0 million in the six months ended June 30, 2022 compared with $9.6 million in the comparable period of 2021. Gross profit margins in the Premises segment increased to 56% in the six months ended June 30, 2022 from 54% in the comparable period of 2021 primarily due to product mix as well as the impact resulting from our focus on operational efficiencies.

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

Operating Expenses

Information about our operating expenses for the three and six months ended June 30, 2022 and 2021 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Research and development	$2,479	$2,131	16%	$5,008	$4,468	12%
as a % of net revenue	9%	9%		9%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and six months ended June 30, 2022 increased compared to the comparable prior year periods primarily due to higher headcount and related costs as well as higher stock-based compensation costs associated with PSUs.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Selling and marketing	$5,273	$4,147	27%	$10,383	$8,211	26%
as a % of net revenue	19%	17%		20%	18%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three and six months ended June 30, 2022 increased compared to the comparable prior year periods primarily due to higher salaries and benefits costs as well as higher trade show and related costs.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
General and administrative	$2,496	$2,595	(4%)	$4,984	$4,720	6%
as a % of net revenue	9%	11%		9%	10%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expense for the three months ended June 30, 2022 decreased compared to the prior year period primarily due to higher bad debt expense recorded in the second quarter of 2021, partially offset by higher headcount and related costs. General and administrative expense for the six months ended June 30, 2022 increased compared to the prior year period primarily due to higher headcount and related costs.

Restructuring and Severance Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Restructuring and severance	$223	$274	(19%)	$83	$662	(87%)

Restructuring expense for the three and six months ended June 30, 2022, consisted of severance related costs of $221,000 and $234,000, respectively. In the first quarter of 2022, we entered into a settlement agreement associated with outstanding rental payments due the landlord on leased office space in San Francisco, California. As a result of the settlement, we recorded a net credit of $151,000 representing the difference between amounts accrued and the settlement amount.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three and six months ended June 30, 2022 and 2021 is set forth below (dollars in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Interest expense, net	$(37)	$(144)	(74%)	$(62)	$(389)	(84%)
Gain on forgiveness of Paycheck Protection Program note	$—	$2,946	(100%)	$—	$2,946	(100%)
Gain on investment	$6	$—	100%	$30	$—	100%
Foreign currency gains, net	$95	$—	100%	$114	$46	148%

Interest expense, net consists of interest on financial liabilities, amortization of debt issuance costs, and interest accretion expense for a liability on a contractual payment obligation arising from our acquisition of Hirsch Electronics Corporation. The decrease in interest expense for the three and six months ended June 30, 2022 compared to the comparable period of 2021 was attributable to lower borrowings outstanding under our revolving loan facility with our lender (which was fully paid down in August 2021), and lower amounts outstanding under our contractual payment obligations (all amounts outstanding had been paid as of December 31, 2021).

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

Income Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Income tax provision	$(54)	$(29)	86%	$(50)	$(73)	(32%)
Effective tax rate	(27%)	1%		(4%)	7%

As of June 30, 2022, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three and six months ended June 30, 2022. The effective tax rates for the three and six months ended June 30, 2022 and 2021 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of June 30, 2022, our working capital, defined as current assets less current liabilities, was $50.8 million, a decrease of $1.1 million compared to $51.9 million as of December 31, 2021. As of June 30, 2022, our cash and cash equivalents balance was $25.0 million.

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

On April 14, 2022, we amended the Loan and Security Agreement, replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25%, and certain financial covenants were amended. As of June 30, 2022, there were no amounts outstanding and we were in compliance with all financial covenants under the Loan and Security Agreement.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of June 30, 2022, the amount of cash included at such subsidiaries was $5.1 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of June 30, 2022, we had an accumulated deficit of $410.2 million. During the six months ended June 30, 2022, we had a net loss of $1.3 million.

We believe our existing cash and cash equivalents, together with cash generated from operations and available credit under our Loan and Security Agreement will be sufficient to satisfy our working capital needs to fund operations for the next 12 months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also choose to finance our business through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Debt or any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or loans could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain debt or equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. Our Loan and Security Agreement imposes restrictions on our operations, increases our fixed payment obligations and has restrictive covenants. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(899)	$(2,862)
Net cash used in investing activities	(1,612)	(1,672)
Net cash provided by (used in) financing activities	(623)	29,861
Effect of exchange rates on cash, cash equivalents, and restricted cash	(752)	(366)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,886)	24,961
Cash, cash equivalents, and restricted cash at beginning of period	29,807	11,409
Cash, cash equivalents, and restricted cash at end of period	$25,921	$36,370

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2022 of $0.9 million, was primarily due to net loss of $1.3 million, a decrease in cash from net changes in operating assets and liabilities of $2.4 million, offset by adjustments for certain non-cash items of $2.8 million, consisting primarily of depreciation, amortization and stock-based compensation.

Cash used in operating activities for the six months ended June 30, 2021 of $2.9 million was primarily due to a decrease in cash from net changes in operating assets and liabilities of $3.7 million, and adjustments for certain non-cash items of $0.1 million, consisting primarily of depreciation, amortization, stock-based compensation, gain on forgiveness of debt and impairment of a right-of-use operating lease asset, partially offset by net income of $1.0 million.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2022 and 2021 was $1.6 million and $1.7 million, respectively, which related to capital expenditures in our manufacturing facility in Singapore and our research and development facility in Germany.

Cash flows from financing activities

Cash used in financing activities during the six months ended June 30, 2022 was $0.6 million, which related to net share settlement of restricted stock units. Cash provided by financing activities during the six months ended June 30, 2021 was primarily due to net proceeds of $37.7 million received from the sale of common stock in our underwritten public offering and $0.1 million of proceeds from the exercise of stock options, partially offset by net repayments under our revolving loan facility of $4.6 million, repayments of April 21 Funds promissory notes of $2.8 million and taxes paid related to net share settlement of restricted stock units of $0.6 million.

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

During the three months ended June 30, 2022, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities, (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our condensed consolidated financial statements. We have performed sensitivity analyses as of June 30, 2022 and December 31, 2021 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. Dollar compared to the functional currency of the subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of June 30, 2022 and December 31, 2021. The results of these sensitivity analyses indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.6 million as of June 30, 2022 and $0.4 million as of December 31, 2021.

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

With respect to our international operations, we have re-measured accounts which are denominated in the non-functional currencies into the functional currency of the subsidiary and recorded the resulting gains (losses) within foreign currency gains (losses), net in our condensed consolidated statements of comprehensive income (loss). We re-measure all monetary assets and liabilities at the current exchange rate at the end of the period, non-monetary assets and liabilities at historical exchange rates, and revenue and expenses at average exchange rates in effect during the periods.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2022, we repurchased 16,464 shares of our common stock. The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended June 30, 2022:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2022 – April 30, 2022	8,170	$15.01	—	—
May 1, 2022 – May 31, 2022	5,702	12.32	—	—
June 1, 2022 – June 30, 2022	2,592	12.39	—	—
Total	16,464	$13.66	—

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

IDENTIV, INC.

August 9, 2022	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

August 9, 2022	By:	/S/ Justin Scarpulla
Justin Scarpulla
Chief Financial Officer
(Principal Financial and Accounting Officer)