Form 10-Q
period 2022-09-30
Identiv, Inc.
filed 2022-11-08
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 22,513,129 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$21,202	$28,553
Restricted cash	698	1,254
Accounts receivable, net of allowances of $2,666 and $2,745 as of September 30, 2022 and December 31, 2021, respectively	23,588	19,963
Inventories	25,060	19,924
Prepaid expenses and other current assets	3,908	3,032
Total current assets	74,456	72,726
Property and equipment, net	6,189	4,066
Operating lease right-of-use assets	3,997	2,088
Intangible assets, net	5,533	6,445
Goodwill	10,179	10,268
Other assets	1,046	1,070
Total assets	$101,400	$96,663
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,074	$10,502
Operating lease liabilities	941	1,269
Deferred revenue	2,072	2,153
Accrued compensation and related benefits	2,753	3,150
Other accrued expenses and liabilities	2,917	3,774
Total current liabilities	23,757	20,848
Long-term operating lease liabilities	3,185	938
Long-term deferred revenue	474	280
Other long-term liabilities	24	85
Total liabilities	27,440	22,151
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; 5,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 24,021 and 23,707 shares issued and 22,490 and 22,230 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	24	24
Additional paid-in capital	495,222	492,657
Treasury stock, 1,531 and 1,477 shares as of September 30, 2022 and December 31, 2021, respectively	(12,030)	(11,134)
Accumulated deficit	(409,720)	(408,989)
Accumulated other comprehensive income	459	1,949
Total stockholders' equity	73,960	74,512
Total liabilities and stockholders' equity	$101,400	$96,663

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	$30,996	$29,097	$83,914	$75,252
Cost of revenue	19,808	17,979	53,550	47,602
Gross profit	11,188	11,118	30,364	27,650
Operating expenses:
Research and development	2,625	2,088	7,633	6,556
Selling and marketing	5,326	4,471	15,709	12,682
General and administrative	2,639	2,400	7,623	7,120
Restructuring and severance	49	99	132	761
Total operating expenses	10,639	9,058	31,097	27,119
Income (loss) from operations	549	2,060	(733)	531
Non-operating income (expense):
Interest expense, net	(39)	(62)	(101)	(451)
Gain on forgiveness of Paycheck Protection Program note	—	—	—	2,946
Gain on investment	—	611	30	611
Foreign currency gains (losses), net	(3)	(48)	111	(2)
Income (loss) before income tax benefit (provision)	507	2,561	(693)	3,635
Income tax benefit (provision)	12	(21)	(38)	(94)
Net income (loss)	519	2,540	(731)	3,541

Other comprehensive income (loss):
Foreign currency translation adjustment	(644)	(229)	(1,490)	(449)
Comprehensive income (loss)	$(125)	$2,311	$(2,221)	$3,092

Net income (loss) per common share:			`
Basic	$0.01	$0.10	$(0.07)	$0.13
Diluted	$0.01	$0.09	$(0.07)	$0.12
Weighted average shares used in computing net income (loss) per common share:
Basic	22,682	22,448	22,632	20,948
Diluted	23,315	29,330	22,632	21,861

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended September 30, 2022
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, June 30, 2022	5,000	$5	22,444	$24	$494,370	$(11,757)	$(410,239)	$1,103	73,506
Net income	—	—	—	—	—	—	519	—	519
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(644)	(644)
Issuance of common stock in connection with vesting of stock awards	—	—	64	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	852	—	—	—	852
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(18)	—	—	(273)	—	—	(273)
Balances, September 30, 2022	5,000	$5	22,490	$24	$495,222	$(12,030)	$(409,720)	$459	$73,960

	Nine Months Ended September 30, 2022
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2021	5,000	$5	22,230	$24	$492,657	$(11,134)	$(408,989)	$1,949	74,512
Net loss	—	—	—	—	—	—	(731)	—	(731)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(1,490)	(1,490)
Issuance of common stock in connection with vesting of stock awards	—	—	314	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,565	—	—	—	2,565
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(54)	—	—	(896)	—	—	(896)
Balances, September 30, 2022	5,000	$5	22,490	$24	$495,222	$(12,030)	$(409,720)	$459	$73,960

	Three Months Ended September 30, 2021
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, June 30, 2021	5,000	$5	22,123	$23	$491,431	$(10,519)	$(409,608)	$2,358	73,690
Net income	—	—	—	—	—	—	2,540	—	2,540
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	(229)	(229)
Issuance of common stock in connection with vesting of stock awards	—	—	73	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	572	—	—	—	572
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(20)	—	—	(334)	—	—	(334)
Proceeds from exercise of stock options	—	—	2	1	12	—	—	—	13
Balances, September 30, 2021	5,000	$5	22,178	$24	$492,015	$(10,853)	$(407,068)	$2,129	$76,252

	Nine Months Ended September 30, 2021
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, December 31, 2020	5,000	$5	18,055	$19	$452,129	$(9,933)	$(410,609)	$2,578	34,189
Net income	—	—	—	—	—	—	3,541	—	3,541
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(449)	(449)
Issuance of common stock in connection with vesting of stock awards	—	—	366	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,027	—	—	—	2,027
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(68)	—	—	(920)	—	—	(920)
Issuance of common stock in connection with warrant exercise	—	—	28	—	—	—	—	—	—
Issuance of common stock in connection with public offering	—	—	3,779	4	37,711	—	—	—	37,715
Proceeds from exercise of stock options	—	—	18	1	148	—	—	—	149
Balances, September 30, 2021	5,000	$5	22,178	$24	$492,015	$(10,853)	$(407,068)	$2,129	$76,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities
Net income (loss)	$(731)	$3,541
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,673	1,460
Gain on forgiveness of Paycheck Protection Program note	—	(2,946)
Gain on investment	(30)	(611)
Accretion of interest on contractual payment obligation	—	41
Amortization of debt issuance costs	—	101
Stock-based compensation expense	2,565	2,027
Impairment of right-of-use operating lease asset	—	281
Changes in operating assets and liabilities:
Accounts receivable	(3,695)	(346)
Inventories	(5,218)	(1,332)
Prepaid expenses and other assets	(861)	(1,123)
Accounts payable	4,487	(1,639)
Contractual payment obligation liability	—	(812)
Deferred revenue	113	243
Accrued expenses and other liabilities	(1,317)	1,120
Net cash provided by (used in) operating activities	(3,014)	5
Cash flows from investing activities:
Capital expenditures	(3,008)	(1,923)
Proceeds from investment	30	611
Net cash used in investing activities	(2,978)	(1,312)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	—	3,964
Repayments under revolving loan facility	—	(18,548)
Repayments of April 21 Funds promissory notes	—	(2,800)
Proceeds from the sale of common stock, net of issuance costs	—	37,715
Taxes paid related to net share settlement of restricted stock units	(896)	(920)
Proceeds from exercise of stock options	—	149
Net cash provided by (used in) financing activities	(896)	19,560
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,019)	(444)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,907)	17,809
Cash, cash equivalents, and restricted cash at beginning of period	29,807	11,409
Cash, cash equivalents, and restricted cash at end of period	$21,900	$29,218
Supplemental Disclosures of Cash Flow Information:
Interest paid	$6	$329
Taxes paid, net	$50	$61

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three Months Ended September 30,
	2022			2021
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$20,412	$539	$20,951	$18,820	$847	$19,667
Europe and the Middle East	3,544	107	3,651	3,131	92	3,223
Asia-Pacific	6,364	30	6,394	6,207	—	6,207
Total	$30,320	$676	$30,996	$28,158	$939	$29,097

	Nine Months Ended September 30,
	2022			2021
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$52,898	$2,582	$55,480	$46,598	$2,425	$49,023
Europe and the Middle East	11,141	332	11,473	9,026	283	9,309
Asia-Pacific	16,931	30	16,961	16,920	—	16,920
Total	$80,970	$2,944	$83,914	$72,544	$2,708	$75,252

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

Changes in deferred revenue during the nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Deferred revenue, beginning of period	$2,433	$2,366
Deferral of revenue billed in current period, net of recognition	2,029	1,992
Recognition of revenue deferred in prior periods	(1,916)	(1,749)
Deferred revenue, end of period	$2,546	$2,609

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $0.7 million as of September 30, 2022. Since the Company typically invoices customers at contract inception, this amount is included in the deferred revenue balance. As of September 30, 2022, the Company expects to recognize 12% of the revenue related to these unsatisfied performance obligations during the remainder of 2022, 37% during 2023, and 51% thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2022 and December 31, 2021, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of September 30, 2022 and December 31, 2021, there were no liabilities measured and recognized at fair value on a recurring basis.

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

As of September 30, 2022 and December 31, 2021, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2022 and December 31, 2021, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Identity	Premises	Total
Balance as of December 31, 2021	$3,554	$6,714	$10,268
Currency translation adjustment	—	(89)	(89)
Balance as of September 30, 2022	$3,554	$6,625	$10,179

Balance as of December 31, 2020	$3,554	$6,712	$10,266
Currency translation adjustment	—	2	2
Balance as of December 31, 2021	$3,554	$6,714	$10,268

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the condensed consolidated statement of comprehensive income (loss). During the nine months ended September 30, 2022 and 2021, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount as of September 30, 2022	$765	$9,089	$15,739	$25,593
Accumulated amortization	(653)	(6,555)	(12,852)	(20,060)
Intangible assets, net as of September 30, 2022	$112	$2,534	$2,887	$5,533

Gross carrying amount as of December 31, 2021	$764	$9,127	$15,774	$25,665
Accumulated amortization	(536)	(6,219)	(12,465)	(19,220)
Intangible assets, net as of December 31, 2021	$228	$2,908	$3,309	$6,445

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as indicated in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the nine months ended September 30, 2022 and 2021.

The following table summarizes the amortization expense included in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$112	$114	$336	$340
Selling and marketing	168	168	504	503
Total	$280	$282	$840	$843

The estimated annual future amortization expense for purchased intangible assets with definite lives as of September 30, 2022 was as follows (in thousands):

2022 (remaining three months)	$277
2023	1,030
2024	956
2025	956
2026	956
Thereafter	1,358
Total	$5,533

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	September 30,	December 31,
	2022	2021
Raw materials	$11,195	$7,182
Work-in-progress	31	—
Finished goods	13,834	12,742
Total	$25,060	$19,924

Property and equipment, net consists of (in thousands):

	September 30,	December 31,
	2022	2021
Building and leasehold improvements	$583	$1,304
Furniture, fixtures and office equipment	1,411	1,379
Plant and machinery	16,464	13,244
Purchased software	2,307	2,281
Total	20,765	18,208
Accumulated depreciation	(14,576)	(14,142)
Property and equipment, net	$6,189	$4,066

The Company recorded depreciation expenses of $0.3 million and $0.2 million during the three months ended September 30, 2022 and 2021, respectively, and $0.8 million and $0.6 million during the nine months ended September 30, 2022 and 2021, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	September 30,	December 31,
	2022	2021
Accrued professional fees	$563	$576
Accrued warranties	382	377
Customer deposits	224	149
Rental payments due to landlord	—	922
Accrued restructuring	31	294
Other accrued expenses	1,717	1,456
Total	$2,917	$3,774

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

On April 14, 2022, the Company and EWB amended the Loan and Security Agreement replacing the $20.0 million revolving loan facility subject to a borrowing base with a $20.0 million non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25%, and certain financial covenants were amended.

The Loan and Security Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets, as well as other financial covenants. The Company’s obligations under the Loan and Security Agreement are collateralized by substantially all of its assets. As of September 30, 2022, there were no amounts outstanding and the Company was in compliance with all financial covenants under the Loan and Security Agreement.

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

The Inflation Reduction Act (the “IRA”) was signed into the law on August 16, 2022. The IRA provides for a minimum tax on certain corporations having more than $1 billion in revenue, excise taxes on share buybacks and changes to various types of tax credits. The Company believes the IRA will have little to no effect on the Company’s income taxes. The Company will continue to assess as the provisions are clarified.

9. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Series B Convertible Preferred Stock:
Balance at beginning of period	$24,715	$23,539	$24,117	$22,969
Cumulative dividends on Series B convertible preferred stock	304	289	902	859
Balance at end of period	$25,019	$23,828	$25,019	$23,828
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,179	5,885	6,029	5,742
Cumulative dividends on Series B convertible preferred stock	76	72	226	215
Number of shares at end of period	6,255	5,957	6,255	5,957

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of September 30, 2022 would be convertible into 6,254,793 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of September 30, 2022, none of the contingent conditions to adjust the conversion rate had been met.

Each share of Series B convertible preferred stock is entitled to a cumulative annual dividend of 5% for the first six years following the issuance of such share and 3% for each year thereafter, with the Company retaining the option to settle each year’s dividend after the 10th year in cash. The dividends accrue and are payable in kind upon such time as the shares convert into the Company’s common stock. In general, the shares are not entitled to vote except in certain limited cases, including in change of control transactions where the expected price per share distributable to the Company’s stockholders is expected to be less than $4.00 per share. The Certificate of Designation with respect to the Series B convertible preferred stock further provides that in the event of, among other things, any change of control, liquidation or dissolution of the Company, the holders of the Series B convertible preferred stock will be entitled to receive, on a pari passu basis with the holders of the common stock, the same amount and form of consideration that the holders of the Company’s common stock receive (on an as-if-converted-to-common-stock basis and without regard to the Beneficial Ownership Limitation (as defined in the Certificate of Designation) applicable to the Series B convertible preferred stock).

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

Below is the summary of outstanding warrants as of September 30, 2022:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
April 21 Funds Warrants	275,000	$3.50	May 5, 2020	May 5, 2023

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2022 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSUs"), vesting of performance stock units ("PSUs"), and issuance of RSUs vested but not released	1,301,289
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	858,346
Warrants to purchase common stock	275,000
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,269,972

10. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan (the “2011 Plan”), as amended, to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2022 is as follows:

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of December 31, 2021	514,693	$5.11	4.11	$11,850,930
Granted	—	—
Cancelled or Expired	(8,883)	8.41
Exercised	—	—
Balance as of September 30, 2022	505,810	$5.06	3.42	$3,785,283
Vested or expected to vest as of September 30, 2022	505,810	$5.06	3.42	$3,785,283
Exercisable as of September 30, 2022	505,810	$5.06	3.42	$3,785,283

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of September 30, 2022 and the exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of September 30, 2022:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	445,960	3.68	$4.37	445,960	$4.37
$7.50 - $11.25	59,317	1.54	10.18	59,317	10.18
$11.30 - $16.95	500	1.50	11.30	500	11.30
$19.70 - $29.55	33	0.87	19.70	33	19.70
$4.36 - $29.55	505,810	3.42	$5.06	505,810	$5.06

As of September 30, 2022, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2022:

	Number Outstanding	Weighted Average Fair Value
Unvested as of December 31, 2021	485,729	$9.19
Granted	275,807	17.16
Vested	(212,600)	8.75
Forfeited	(44,192)	8.92
Unvested as of September 30, 2022	504,744	$13.76
RSUs vested but not released	215,735	$6.45

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of September 30, 2022, there was $5.6 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.9 years. No tax benefit was realized from RSUs for the nine months ended September 30, 2022.

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

The following is a summary of PSU activity for the nine months ended September 30, 2022:

Number Outstanding
Unvested as of December 31, 2021	175,000
Granted	—
Vested	(20,000)
Forfeited	(80,000)
Unvested as of September 30, 2022	75,000

As of September 30, 2022, there was $0.1 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a period of 0.3 years. No tax benefit was realized from PSUs for the nine months ended September 30, 2022.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$39	$49	$138	$130
Research and development	239	109	780	364
Selling and marketing	223	155	606	382
General and administrative	351	259	1,041	1,151
Total	$852	$572	$2,565	$2,027

Restricted Stock Unit Net Share Settlements

During the nine months ended September 30, 2022 and 2021, the Company repurchased 54,074 and 68,519 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$519	$2,540	$(731)	$3,541
Less: accretion of Series B convertible preferred stock dividends	(304)	(289)	(902)	(859)
Net income (loss) available to common stockholders	$215	$2,251	$(1,633)	$2,682

Denominator:
Weighted average common shares outstanding - basic	22,682	22,448	22,632	20,948
Net income (loss) per common share - basic	$0.01	$0.10	$(0.07)	$0.13

Diluted net income (loss) per common share:
Numerator:
Net income (loss) available to common stockholders	$215	$2,251	$(1,633)	$2,682
Plus: accretion of Series B convertible preferred stock dividends, if dilutive	—	289	—	—
Net income (loss) available to common stockholders	$215	$2,540	$(1,633)	$2,682

Denominator:
Weighted average common shares outstanding - basic	22,682	22,448	22,632	20,948
Dilutive securities:
Stock options, RSUs, and warrants	633	925	—	913
Convertible preferred shares	—	5,957	—	—
Weighted average common shares outstanding - diluted	23,315	29,330	22,632	21,861
Net income (loss) per common share - diluted	$0.01	$0.09	$(0.07)	$0.12

The following common stock equivalents have been excluded from diluted net income (loss) per share for the three and nine months ended September 30, 2022 and 2021 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock subject to outstanding RSUs	—	—	505	—
Shares of common stock subject to outstanding PSUs	75	175	75	175
Shares of common stock subject to outstanding stock options	—	2	506	2
Shares of common stock subject to outstanding warrants	—	—	275	—
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,255	—	6,255	5,957
Total	6,330	177	7,616	6,134

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

Net revenue and gross profit information by segment for the three and nine months ended September 30, 2022 and 2021 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Identity:
Net revenue	$19,150	$18,745	$50,647	$47,199
Gross profit	4,319	5,211	11,459	12,133
Gross profit margin	23%	28%	23%	26%
Premises:
Net revenue	11,846	10,352	33,267	28,053
Gross profit	6,869	5,907	18,905	15,517
Gross profit margin	58%	57%	57%	55%
Total:
Net revenue	30,996	29,097	83,914	75,252
Gross profit	11,188	11,118	30,364	27,650
Gross profit margin	36%	38%	36%	37%
Operating expenses:
Research and development	2,625	2,088	7,633	6,556
Selling and marketing	5,326	4,471	15,709	12,682
General and administrative	2,639	2,400	7,623	7,120
Restructuring and severance	49	99	132	761
Total operating expenses:	10,639	9,058	31,097	27,119
Income (loss) from operations	549	2,060	(733)	531
Non-operating income (expense):
Interest expense, net	(39)	(62)	(101)	(451)
Gain on forgiveness of Paycheck Protection Program note	—	—	—	2,946
Gain on investment	—	611	30	611
Foreign currency gains (losses), net	(3)	(48)	111	(2)
Income (loss) before income tax benefit (provision)	$507	$2,561	$(693)	$3,635

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Americas	$20,951	$19,667	$55,480	$49,023
Europe and the Middle East	3,651	3,223	11,473	9,309
Asia-Pacific	6,394	6,207	16,961	16,920
Total	$30,996	$29,097	$83,914	$75,252

As percentage of net revenue:
Americas	68%	68%	66%	65%
Europe and the Middle East	11%	11%	14%	12%
Asia-Pacific	21%	21%	20%	23%
Total	100%	100%	100%	100%

Concentration of Credit Risk

No customer accounted for 10% or more of net revenue for either of the three or nine months ended September 30, 2022 or 2021. No customer accounted for 10% or more of net accounts receivable as of September 30, 2022 or December 31, 2021.

Long-lived assets by geographic location as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Property and equipment, net:
Americas	$476	$545
Europe and the Middle East	301	334
Asia-Pacific	5,412	3,187
Total property and equipment, net	$6,189	$4,066

Operating lease ROU assets:
Americas	$3,666	$1,344
Europe and the Middle East	88	135
Asia-Pacific	243	609
Total operating lease right-of-use assets	$3,997	$2,088

13. Restructuring and Severance

During the three and nine months ended September 30, 2022, restructuring expenses consisted of severance related costs of $49,000 and $283,000, respectively. In the first quarter of 2022, the Company entered into a settlement agreement associated with outstanding rental payments due the landlord on leased office space in San Francisco, California. As a result of the settlement, the Company recorded a net credit of $151,000 representing the difference between amounts accrued and the settlement amount.

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

14. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2022 (in thousands):

September 30,
2022
2022 (remaining three months)	$315
2023	1,064
2024	911
2025	907
2026	743
Thereafter	722
Total minimum lease payments	4,662
Less: amount of lease payments representing interest	(536)
Present value of future minimum lease payments	4,126
Less: current liabilities under operating leases	(941)
Long-term operating lease liabilities	$3,185

As of September 30, 2022, the weighted average remaining lease term for the Company’s operating leases was 3.0 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.3%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively.

15. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of September 30, 2022 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2022 (remaining three months)	$48,161	$224	$48,385
2023	17,304	8	17,312
2024	3,405	—	3,405
2025	4,005	—	4,005
2026	5	—	5
Total	$72,880	$232	$73,112

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$393	$352	$377	$321
Accruals for warranties charged to expense	—	—	21	33
Cost of warranty claims	(11)	—	(16)	(2)
Balance at end of period	$382	$352	$382	$352

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

Impacts of Macroeconomic Conditions and Other Factors on our Business

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The rapid spread of the pandemic and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy, including industry-wide global supply chain challenges, such as manufacturing, transportation and logistics. We purchase certain products and key components from a limited number of sources that depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. In view of the rapidly changing business environment, we have experienced delays and reductions in customer orders, shifting supply chain availability, component shortages, and other production-related challenges. We are currently unable to determine if there will be any continued disruption and the extent to which this may have future impact on our business. We continue to monitor the global supply chain challenges and its effect on our financial position, results of operations, and cash flows.

More recently, we have also been impacted by other adverse macroeconomic conditions, including but not limited to, inflation, foreign currency fluctuations, and the slowdown of economic activity around the globe. These conditions have also impacted our suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, which then impacted the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and, in turn, may adversely impact our financial position, results of operations, and cash flows.

Results of Operations

The following table includes net revenue and net profit information by business segment and reconciles gross profit to income (loss) before income tax benefit (provision) (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Identity:
Net revenue	$19,150	$18,745	2%	$50,647	$47,199	7%
Gross profit	4,319	5,211	(17%)	11,459	12,133	(6%)
Gross profit margin	23%	28%		23%	26%
Premises:
Net revenue	11,846	10,352	14%	33,267	28,053	19%
Gross profit	6,869	5,907	16%	18,905	15,517	22%
Gross profit margin	58%	57%		57%	55%
Total:
Net revenue	30,996	29,097	7%	83,914	75,252	12%
Gross profit	11,188	11,118	1%	30,364	27,650	10%
Gross profit margin	36%	38%		36%	37%
Operating expenses:
Research and development	2,625	2,088	26%	7,633	6,556	16%
Selling and marketing	5,326	4,471	19%	15,709	12,682	24%
General and administrative	2,639	2,400	10%	7,623	7,120	7%
Restructuring and severance	49	99	(51%)	132	761	(83%)
Total operating expenses:	10,639	9,058	17%	31,097	27,119	15%
Income (loss) from operations	549	2,060	(73%)	(733)	531	(238%)
Non-operating income (expense):
Interest expense, net	(39)	(62)	(37%)	(101)	(451)	(78%)
Gain on forgiveness of Paycheck Protection Program note	—	—	100%	—	2,946	(100%)
Gain on investment	—	611	(100%)	30	611	(95%)
Foreign currency gains (losses), net	(3)	(48)	(94%)	111	(2)	n/m
Income (loss) before income tax benefit (provision)	$507	$2,561	(80%)	$(693)	$3,635	(119%)

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Americas	$20,951	$19,667	7%	$55,480	$49,023	13%
Europe and the Middle East	3,651	3,223	13%	11,473	9,309	23%
Asia-Pacific	6,394	6,207	3%	16,961	16,920	0%
Total	$30,996	$29,097		$83,914	$75,252

Percentage of net revenue:
Americas	68%	68%		66%	65%
Europe and the Middle East	11%	11%		14%	12%
Asia-Pacific	21%	21%		20%	23%
Total	100%	100%		100%	100%

Net Revenue

Net revenue for the three months ended September 30, 2022 was $31.0 million, an increase of 7% compared with $29.1 million for the comparable period of 2021. Net revenue in the Americas was $21.0 million for the three months ended September 30, 2022, an increase of 7% compared to $19.7 million for the comparable period of 2021. Net revenue in Europe, the Middle East, and the Asia-Pacific was approximately $10.0 million for the three months ended September 30, 2022, an increase of 7% compared with the comparable period of 2021.

Net revenue for the nine months ended September 30, 2022 was $83.9 million, an increase of 12% compared with $75.3 million for the comparable period of 2021. Net revenue in the Americas was $55.5 million for the nine months ended September 30, 2022, an increase of 13% compared to $49.0 million for the comparable period of 2021. Net revenue in Europe, the Middle East, and the Asia-Pacific was approximately $28.4 million for the nine months ended September 30, 2022, an increase of 8% compared with the comparable period of 2021.

Identity Segment

Net revenue in our Identity segment was $19.2 million for the three months ended September 30, 2022, an increase of 2% compared with $18.7 million for the comparable period of 2021. For the nine months ended September 30, 2022, net revenue in this segment was $50.6 million, an increase of 7% compared with $47.2 million for the comparable period of 2021. Net revenue in this segment for the three and nine months ended September 30, 2022 represented 62% and 60%, respectively, of our net revenue, compared to 64% and 63% in the comparable periods of the prior year.

Net revenue in this segment in the Americas for the three months ended September 30, 2022 were comparable to the three months ended September 31, 2021, while for the nine months ended September 30, 2022, net revenue increased 6% compared with the comparable period of 2021. The increase was primarily due to higher sales of RFID transponder products to consumer products contract manufacturers and higher sales of access cards, offset by lower sales of our legacy smart card readers resulting from critical component supply-chain constraints.

Net revenue in this segment in Europe, the Middle East, and the Asia-Pacific for the three and nine months ended September 30, 2022, increased 7% and 8%, respectively, compared with the comparable periods of 2021. These increases were primarily due to higher sales of RFID transponder products to existing customers in the medical device and library markets.

Premises Segment

Net revenue in our Premises segment was $11.8 million for the three months ended September 30, 2022, an increase of 14% compared with $10.4 million for the comparable period of 2021. For the nine months ended September 30, 2022, net revenue in this segment was $33.3 million, an increase of 19% compared with $28.1 million for the comparable period of 2021. Net revenue in our Premises segment for the three and nine months ended September 30, 2022 represented 38% and 40%, respectively, of our net revenue, compared to 36% and 37% in the comparable periods of the prior year.

Net revenue in this segment in the Americas for the three and nine months ended September 30, 2022 increased 15% and 20%, respectively, compared with the comparable periods of 2021 due to higher sales of Hirsch Velocity hardware, software, support services, and video product offerings across both federal government and commercial businesses.

Net revenue in this segment across Europe, the Middle East, and the Asia-Pacific for the three and nine months ended September 30, 2022 increased 4% and 9%, respectively, compared with the comparable periods of 2021. Net revenue in these regions is primarily project driven and can vary period to period.

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

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2022 was $11.2 million, or 36% of net revenue, compared with $11.1 million, or 38% of net revenue in the comparable period of 2021. Gross profit for the nine months ended September 30, 2022 was $30.4 million, or 36% of net revenue, compared with $27.7 million, or 37% of net revenue in the comparable period of 2021. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

Identity Segment

In our Identity segment, gross profit in the three and nine months ended September 30, 2022 was $4.3 million and $11.5 million, respectively, compared with $5.2 million and $12.1 million, respectively, in the comparable periods of 2021. Gross profit margins in the Identity segment for the three and nine months ended September 30, 2022 decreased to 23% and 23%, respectively, from 28% and 26%, respectively, in the comparable periods of 2021. These decreases in gross profit margins were primarily attributable to continued investments in technology, manufacturing processes and equipment, and changes in product mix, with lower sales of higher margin legacy smart card readers and higher sales of lower margin RFID transponder products.

Premises Segment

In our Premises segment, gross profit in the three and nine months ended September 30, 2022 was $6.9 million and $18.9 million, respectively, compared with $5.9 million and $15.5 million, respectively, in the comparable periods of 2021. Gross profit margins in the three and nine months ended September 30, 2022 increased to 58% and 57%, respectively, from 57% and 55%, respectively, compared to the same periods in 2021. These increases were primarily due to product mix as well as the impact resulting from our continued focus on production and logistical efficiencies.

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

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2022 and 2021 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Research and development	$2,625	$2,088	26%	$7,633	$6,556	16%
as a % of net revenue	8%	7%		9%	9%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and nine months ended September 30, 2022 increased compared to the comparable prior year periods primarily due to higher headcount and related costs as well as higher stock-based compensation costs associated with PSUs.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Selling and marketing	$5,326	$4,471	19%	$15,709	$12,682	24%
as a % of net revenue	17%	15%		19%	17%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended September 30, 2022 increased compared to the three months ended September 30, 2021 primarily due to higher headcount and related costs. Selling and marketing expenses for the nine months ended September 30, 2022 increased compared to the comparable period of 2021 primarily due to higher headcount and related costs, higher external contractor costs as well as higher travel related costs.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
General and administrative	$2,639	$2,400	10%	$7,623	$7,120	7%
as a % of net revenue	9%	8%		9%	9%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expense for the three and nine months ended September 30, 2022 increased compared to the prior year periods primarily due to higher headcount and related costs, partially offset by lower merchant card fees in 2022 compared to 2021.

Restructuring and Severance Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Restructuring and severance	$49	$99	(51%)	$132	$761	(83%)

Restructuring expense for the three and nine months ended September 30, 2022, consisted of severance related costs of $49,000 and $283,000, respectively. In the first quarter of 2022, we entered into a settlement agreement associated with outstanding rental payments due the landlord on leased office space in San Francisco, California. As a result of the settlement, we recorded a net credit of $151,000 representing the difference between amounts accrued and the settlement amount.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three and nine months ended September 30, 2022 and 2021 is set forth below (dollars in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Interest expense, net	$(39)	$(62)	(37%)	$(101)	$(451)	(78%)
Gain on forgiveness of Paycheck Protection Program note	$—	$—	—	$—	$2,946	(100%)
Gain on investment	$—	$611	(100%)	$30	$611	(95%)
Foreign currency gains (losses), net	$(3)	$(48)	(94%)	$111	$(2)	n/m

Interest expense, net consists of interest on financial liabilities, amortization of debt issuance costs, and interest accretion expense for a liability on a contractual payment obligation arising from our acquisition of Hirsch Electronics Corporation. The decrease in interest expense for the three and nine months ended September 30, 2022 compared to the comparable period of 2021 was attributable to lower borrowings outstanding under our revolving loan facility with our lender (which was fully paid down in August 2021), and lower amounts outstanding under our contractual payment obligations (all amounts outstanding had been paid as of December 31, 2021).

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

Income Tax Benefit (Provision)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Income tax benefit (provision)	$12	$(21)	(157%)	$(38)	$(94)	(60%)
Effective tax rate	(2%)	1%		(5%)	3%

As of September 30, 2022, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax benefit (provision) during the three and nine months ended September 30, 2022. The effective tax rates for the three and nine months ended September 30, 2022 and 2021 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of September 30, 2022, our working capital, defined as current assets less current liabilities, was $50.7 million, a decrease of $1.2 million compared to $51.9 million as of December 31, 2021. As of September 30, 2022, our cash and cash equivalents balance was $21.2 million.

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

On April 14, 2022, we amended the Loan and Security Agreement, replacing the $20.0 million revolving loan facility subject to a borrowing base with a $20.0 million non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25%, and certain financial covenants were amended. As of September 30, 2022, there were no amounts outstanding and we were in compliance with all financial covenants under the Loan and Security Agreement.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of September 30, 2022, the amount of cash included at such subsidiaries was $4.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of September 30, 2022, we had an accumulated deficit of $409.7 million. During the nine months ended September 30, 2022, we had a net loss of $0.7 million.

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

The following summarizes our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$(3,014)	$5
Net cash used in investing activities	(2,978)	(1,312)
Net cash provided by (used in) financing activities	(896)	19,560
Effect of exchange rates on cash, cash equivalents, and restricted cash	(1,019)	(444)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,907)	17,809
Cash, cash equivalents, and restricted cash at beginning of period	29,807	11,409
Cash, cash equivalents, and restricted cash at end of period	$21,900	$29,218

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2022 of $3.0 million, was primarily due to net loss of $0.7 million, a decrease in cash from net changes in operating assets and liabilities of $6.5 million, which included $5.2 million in strategic inventory purchases, partially offset by adjustments for certain non-cash items of $4.2 million, consisting primarily of depreciation, amortization and stock-based compensation.

Cash provided by operating activities for the nine months ended September 30, 2021 of less than $0.1 million was primarily due to net income of $3.5 million, and adjustments for certain non-cash items of $0.4 million, consisting primarily of depreciation, amortization, stock-based compensation, gain on forgiveness of the Paycheck Protection Program note and impairment of a right-of-use operating lease asset, offset by a decrease in cash from net changes in operating assets and liabilities of $3.9 million.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2022 was $3.0 million, which related to capital expenditures in our manufacturing facility in Singapore and our research and development facility in Germany.

Cash used in investing activities for the nine months ended September 30, 2021 was $1.3 million, which related to capital expenditures in our manufacturing facility in Singapore and our research and development facility in Germany, partially offset by $0.6 million related to proceeds received from an investment in connection with the acquisition of a private company that we had invested in, which had been fully impaired and had no carrying value.

Cash flows from financing activities

Cash used in financing activities during the nine months ended September 30, 2022 was $0.9 million, which related to net share settlements of restricted stock units. Cash provided by financing activities during the nine months ended September 30, 2021 was primarily due to net proceeds of $37.7 million received from the sale of common stock in our underwritten public offering, partially offset by net repayments under our revolving loan facility of $14.6 million, repayments of April 21 Funds promissory notes of $2.8 million and taxes paid related to net share settlements of restricted stock units of $0.9 million.

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

During the three months ended September 30, 2022, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities, (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our condensed consolidated financial statements. We have performed sensitivity analyses as of September 30, 2022 and December 31, 2021 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. Dollar compared to the functional currency of the foreign subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of September 30, 2022 and December 31, 2021. The results of these sensitivity analyses indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.8 million as of September 30, 2022 and $0.4 million as of December 31, 2021.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2022, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 under the heading “Risk Factors.” Other than as discussed below, there have been no material changes from the risk factors disclosed in our 2021 Annual Report on Form 10-K. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

Adverse global and regional economic conditions may materially adversely affect our business, results of operations and financial condition.

We conduct operations internationally with sales in the Americas, Europe and the Middle East, and Asia-Pacific regions. Our manufacturing operations and third-party contract manufacturers are located in China and Singapore/Southeast Asia. We also purchase certain products and key components from a limited number of sources that depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. As a result, adverse global and regional economic conditions may materially adversely affect our business, results of operations and financial condition.

Such conditions, including but not limited to inflation, slower growth or recession, higher interest rates and currency fluctuations, and other conditions that may impact consumer confidence and spending may adversely affect demand for our products. During the third quarter of 2022, we were impacted by adverse macroeconomic conditions including but not limited to inflation, foreign currency fluctuations, and the slowdown of economic activity around the globe. For example, in the third quarter of 2022, we experienced delays and reductions in customer orders, shifting supply chain availability and component shortages. We also continue to be affected by supply chain challenges. Global economic conditions have also impacted our suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, which then impacted the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and, in turn, may adversely impact our operations.

All these and other global economic factors may materially adversely affect our business, results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2022, we repurchased 19,963 shares of our common stock. The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended September 30, 2022:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2022 – July 31, 2022	3,994	$11.64	—	—
August 1, 2022 – August 31, 2022	4,122	13.73	—	—
September 1, 2022 – September 30, 2022	11,847	14.34	—	—
Total	19,963	$—	—

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

IDENTIV, INC.

November 8, 2022	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

November 8, 2022	By:	/S/ Justin Scarpulla
Justin Scarpulla
Chief Financial Officer
(Principal Financial and Accounting Officer)