Form 10-Q
period 2023-03-31
Identiv, Inc.
filed 2023-05-09
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 22,974,287 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$20,804	$16,650
Restricted cash	363	487
Accounts receivable, net of allowances of $2,675 and $2,666 as of March 31, 2023 and December 31, 2022, respectively	21,136	24,826
Inventories	30,609	28,958
Prepaid expenses and other current assets	4,361	4,177
Total current assets	77,273	75,098
Property and equipment, net	7,595	6,719
Operating lease right-of-use assets	4,344	4,373
Intangible assets, net	4,999	5,265
Goodwill	10,192	10,190
Other assets	1,148	1,120
Total assets	$105,551	$102,765
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,926	$14,760
Financial liabilities, net of debt issuance costs of $59 as of March 31, 2023	9,941	—
Operating lease liabilities	1,199	1,190
Deferred revenue	1,798	2,068
Accrued compensation and related benefits	2,395	2,757
Other accrued expenses and liabilities	2,648	2,618
Total current liabilities	27,907	23,393
Long-term operating lease liabilities	3,371	3,366
Long-term deferred revenue	647	587
Other long-term liabilities	25	25
Total liabilities	31,950	27,371
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; 5,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 24,246 and 24,168 shares issued and 22,677 and 22,623 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	24	24
Additional paid-in capital	496,808	495,818
Treasury stock, 1,569 and 1,545 shares as of March 31, 2023 and December 31, 2022, respectively	(12,357)	(12,173)
Accumulated deficit	(412,100)	(409,381)
Accumulated other comprehensive income	1,221	1,101
Total stockholders' equity	73,601	75,394
Total liabilities and stockholders' equity	$105,551	$102,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net revenue	$25,997	$25,061
Cost of revenue	16,786	16,095
Gross profit	9,211	8,966
Operating expenses:
Research and development	2,707	2,529
Selling and marketing	6,097	5,110
General and administrative	2,948	2,488
Restructuring and severance	191	(140)
Total operating expenses	11,943	9,987
Loss from operations	(2,732)	(1,021)
Non-operating income (expense):
Interest expense, net	(50)	(25)
Gain on investment	—	24
Foreign currency gains, net	89	19
Loss before income tax benefit (provision)	(2,693)	(1,003)
Income tax benefit (provision)	(26)	4
Net loss	(2,719)	(999)

Other comprehensive loss:
Foreign currency translation adjustment	120	(175)
Comprehensive loss	$(2,599)	$(1,174)

Net loss per common share:
Basic	$(0.13)	$(0.06)
Diluted	$(0.13)	$(0.06)
Weighted average shares used in computing net loss per common share:
Basic	22,794	22,574
Diluted	22,794	22,574

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended March 31, 2023
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2023	5,000	$5	22,623	$24	$495,818	$(12,173)	$(409,381)	$1,101	75,394
Net loss	—	—	—	—	—	—	(2,719)	—	(2,719)
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	120	120
Issuance of common stock in connection with vesting of stock awards	—	—	78	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	990	—	—	—	990
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(24)	—	—	(184)	—	—	(184)
Balances, March 31, 2023	5,000	$5	22,677	$24	$496,808	$(12,357)	$(412,100)	$1,221	$73,601

	Three Months Ended March 31, 2022
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2022	5,000	$5	22,230	$24	$492,657	$(11,134)	$(408,989)	$1,949	74,512
Net loss	—	—	—	—	—	—	(999)	—	(999)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(175)	(175)
Issuance of common stock in connection with vesting of stock awards	—	—	88	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	895	—	—	—	895
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(18)	—	—	(399)	—	—	(399)
Balances, March 31, 2022	5,000	$5	22,300	$24	$493,552	$(11,533)	$(409,988)	$1,774	$73,834

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities
Net loss	$(2,719)	$(999)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	623	509
Gain on investment	—	(24)
Amortization of debt issuance costs	5	—
Stock-based compensation expense	990	895
Changes in operating assets and liabilities:
Accounts receivable	3,661	501
Inventories	(1,667)	(541)
Prepaid expenses and other assets	(214)	417
Accounts payable	(4,876)	816
Deferred revenue	(210)	(649)
Accrued expenses and other liabilities	(291)	(959)
Net cash used in operating activities	(4,698)	(34)
Cash flows from investing activities:
Capital expenditures	(1,225)	(510)
Proceeds from investment	—	24
Net cash used in investing activities	(1,225)	(486)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	9,936	—
Taxes paid related to net share settlement of restricted stock units	(184)	(399)
Net cash provided by (used in) financing activities	9,752	(399)
Effect of exchange rates on cash, cash equivalents, and restricted cash	201	(200)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,030	(1,119)
Cash, cash equivalents, and restricted cash at beginning of period	17,137	29,807
Cash, cash equivalents, and restricted cash at end of period	$21,167	$28,688
Supplemental Disclosures of Cash Flow Information:
Interest paid	$28	$3
Taxes paid, net	$27	$32
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$323	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal year 2022 condensed consolidated financial statements to conform to the fiscal year 2023 presentation. The reclassifications had no impact on net loss, total assets, total liabilities, or stockholders’ equity.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Subscription Revenue — Subscription revenues consist of fees received in consideration for providing customers access to one or more of the Company’s software-as-a-service (“SaaS”) based solutions. These SaaS arrangements include access to the Company’s licensed software and, in certain arrangements, use of various hardware devices over the contract term. These SaaS arrangements do not provide the customer the right to take possession of the software supporting the subscription service, or if applicable, any hardware devices at any time during the contract period, and as such are not considered separate performance obligations. Revenue is recognized ratably on a straight-line basis over the term of the contract beginning when the service is made available to the customer. Subscription contract terms range from month-to-month to six years in length and are billed monthly or annually.

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

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three Months Ended March 31,
	2023			2022
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$20,874	$754	$21,628	$15,898	$993	$16,891
Europe and the Middle East	2,899	85	2,984	3,669	125	3,794
Asia-Pacific	1,385	—	1,385	4,376	—	4,376
Total	$25,158	$839	$25,997	$23,943	$1,118	$25,061

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

Changes in deferred revenue during the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Deferred revenue, beginning of period	$2,655	$2,433
Deferral of revenue billed in current period, net of recognition	504	381
Recognition of revenue deferred in prior periods	(714)	(1,030)
Deferred revenue, end of period	$2,445	$1,784

Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables and are included in other current assets on the condensed consolidated balances sheets. As of March 31, 2023 and December 31, 2022, the amount of unbilled receivables was immaterial.

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $1.1 million as of March 31, 2023. Since the Company typically invoices customers at contract inception, this amount is included in the deferred revenue balance. As of March 31, 2023, the Company expects to recognize 38% of the revenue related to these unsatisfied performance obligations during the remainder of 2023, 31% during 2024, and 31% thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2023 and December 31, 2022, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of March 31, 2023 and December 31, 2022, there were no liabilities measured and recognized at fair value on a recurring basis.

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

As of March 31, 2023 and December 31, 2022, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued liabilities approximate fair value due to their short maturities. The carrying value of the Company's financial liabilities approximates fair value based upon borrowing rates currently available to the Company for loans with similar terms.

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Identity	Premises	Total
Balance as of January 1, 2022	$3,554	$6,714	$10,268
Currency translation adjustment	—	20	20
Balance as of March 31, 2022	$3,554	$6,734	$10,288

Balance as of January 1, 2023	$3,554	$6,636	$10,190
Currency translation adjustment	—	2	2
Balance as of March 31, 2023	$3,554	$6,638	$10,192

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the condensed consolidated statements of comprehensive loss. During the three months ended March 31, 2023 and 2022, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount as of March 31, 2023	$765	$9,093	$15,744	$25,602
Accumulated amortization	(719)	(6,777)	(13,107)	(20,603)
Intangible assets, net as of March 31, 2023	$46	$2,316	$2,637	$4,999

Gross carrying amount as of December 31, 2022	$766	$9,093	$15,743	$25,602
Accumulated amortization	(691)	(6,666)	(12,980)	(20,337)
Intangible assets, net as of December 31, 2022	$75	$2,427	$2,763	$5,265

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as indicated in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three months ended March 31, 2023.

The following table summarizes the amortization expense included in the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$111	$112
Selling and marketing	155	168
Total	$266	$280

The estimated annual future amortization expense for purchased intangible assets with definite lives as of March 31, 2023 was as follows (in thousands):

2023 (remaining nine months)	$773
2024	956
2025	956
2026	956
2027	956
Thereafter	402
Total	$4,999

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$14,489	$13,333
Work-in-progress	—	55
Finished goods	16,120	15,570
Total	$30,609	$28,958

Property and equipment, net consists of (in thousands):

	March 31, 2023	December 31, 2022
Building and leasehold improvements	$2,742	$1,941
Furniture, fixtures and office equipment	890	726
Plant and machinery	15,586	15,311
Purchased software	732	718
Total	19,950	18,696
Accumulated depreciation	(12,355)	(11,977)
Property and equipment, net	$7,595	$6,719

The Company recorded depreciation expenses of $0.4 million and $0.2 million during the three months ended March 31, 2023 and 2022, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	March 31, 2023	December 31, 2022
Accrued professional fees	$485	$574
Accrued warranties	341	345
Other accrued expenses	1,822	1,699
Total	$2,648	$2,618

7. Financial Liabilities

The Company’s financial liabilities consist of (in thousands):

	March 31,	December 31,
	2023	2022
Revolving loan facility	$10,000	$—
Less: Unamortized debt issuance costs	(59)	—
Financial liabilities, net of debt issuance costs	$9,941	$—

On February 8, 2017, the Company entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, on April 14, 2022, the Company and EWB amended the Loan Agreement replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25% (interest rate as of March 31, 2023 was 7.75%), and certain financial covenants were amended. On February 8, 2023, the Company entered into an amendment (the "Fourth Amendment") to the Loan Agreement. The Fourth Amendment amends the Loan Agreement to, among other things, extend the maturity date to February 8, 2025, and amend certain financial covenants.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets, as well as other financial covenants. The Company’s obligations under the Loan Agreement are collateralized by substantially all of its assets. As of March 31, 2023, there was $10.0 million outstanding and the Company was in compliance with all financial covenants under the Loan Agreement. On May 4, 2023, the Company repaid $7.0 million of the amounts outstanding under the revolving loan facility.

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

9. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Series B Convertible Preferred Stock:
Balance at beginning of period	$25,323	$24,117
Cumulative dividends on Series B convertible preferred stock	313	298
Balance at end of period	$25,636	$24,415
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,331	6,029
Cumulative dividends on Series B convertible preferred stock	78	75
Number of shares at end of period	6,409	6,104

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of March 31, 2023 would be convertible into 6,409,010 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of March 31, 2023, none of the contingent conditions to adjust the conversion rate had been met.

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

Below is the summary of outstanding warrants as of March 31, 2023:

Warrant Type	Number of Shares Issuable Upon Exercise	Weighted Average Exercise Price	Issue Date	Expiration Date
April 21 Funds Warrants	275,000	$3.50	May 5, 2020	May 5, 2023

On April 24, 2023, April 21 Funds exercised their warrants, receiving 275,000 shares of the Company's common stock which resulted in the Company receiving $962,500 in cash proceeds.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2023 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSUs"), vesting of performance stock units ("PSUs"), and issuance of RSUs vested but not released	1,556,124
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	416,955
Warrants to purchase common stock	275,000
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,083,416

10. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan (the “2011 Plan”), as amended, to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

Stock Options

A summary of stock option activity for the three months ended March 31, 2023 is as follows:

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2023	505,593	$5.05	3.17	$1,280,805
Granted	—	—
Cancelled or Expired	—	—
Exercised	—	—
Balance as of March 31, 2023	505,593	$5.05	2.93	$791,309
Vested or expected to vest as of March 31, 2023	505,593	$5.05	2.93	$791,309
Exercisable as of March 31, 2023	505,593	$5.05	2.93	$791,309

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of March 31, 2023 and the exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of March 31, 2023:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	445,960	3.18	$4.37	445,960	$4.37
$7.50 - $11.25	59,100	1.05	10.17	59,100	10.17
$11.30 - $16.95	500	1.00	11.30	500	11.30
$19.70 - $29.55	33	0.38	19.70	33	19.70
$4.36 - $29.55	505,593	2.93	$5.05	505,593	$5.05

As of March 31, 2023, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2023:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2023	819,185	$13.23
Granted	151,123	6.96
Vested	(84,816)	13.35
Forfeited	(12,729)	12.62
Unvested as of March 31, 2023	872,763	$12.14
RSUs vested but not released	137,768	$7.00

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of March 31, 2023, there was $8.6 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 3.1 years. No tax benefit was realized from RSUs for the three months ended March 31, 2023.

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

The following is a summary of PSU activity for the three months ended March 31, 2023:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2023	40,000	$8.51
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of March 31, 2023	40,000	$8.51

As of March 31, 2023, there was $0.2 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a period of 0.75 years. No tax benefit was realized from PSUs for the three months ended March 31, 2023.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$45	$56
Research and development	202	310
Selling and marketing	293	194
General and administrative	450	335
Total	$990	$895

Restricted Stock Unit Net Share Settlements

During the three months ended March 31, 2023 and 2022, the Company repurchased 24,812 and 17,647 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

11. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders during the period by the weighted average number of common shares outstanding during that period. Diluted net loss per common share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock or the if-converted method of accounting. Dilutive potential common share equivalents are excluded from the computation of net income (loss) per share in loss periods, as their effect would be antidilutive.

	Three Months Ended March 31,
	2023	2022
Basic net loss per common share:
Numerator:
Net loss	$(2,719)	$(999)
Less: accretion of Series B convertible preferred stock dividends	(313)	(298)
Net loss available to common stockholders	$(3,032)	$(1,297)

Denominator:
Weighted average common shares outstanding - basic	22,794	22,574
Net loss per common share - basic	$(0.13)	$(0.06)

The following common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2023 and 2022 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Shares of common stock subject to outstanding RSUs	873	557
Shares of common stock subject to outstanding PSUs	40	75
Shares of common stock subject to outstanding stock options	506	514
Shares of common stock subject to outstanding warrants	275	275
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,409	6,104
Total	8,103	7,525

12. Segment Reporting, Geographic Information, and Concentration of Credit Risk

Segment Reporting

ASC 280, Segment Reporting establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenue and incur expenses and about which separate financial information is available to its chief operating decision makers (“CODM”). The Company’s CODM is its Chief Executive Officer.

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

Net revenue and gross profit information by segment for the three months ended March 31, 2023 and 2022 are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Identity:
Net revenue	$14,678	$14,579
Gross profit	3,079	3,159
Gross profit margin	21%	22%
Premises:
Net revenue	11,319	10,482
Gross profit	6,132	5,807
Gross profit margin	54%	55%
Total:
Net revenue	25,997	25,061
Gross profit	9,211	8,966
Gross profit margin	35%	36%
Operating expenses:
Research and development	2,707	2,529
Selling and marketing	6,097	5,110
General and administrative	2,948	2,488
Restructuring and severance	191	(140)
Total operating expenses:	11,943	9,987
Loss from operations	(2,732)	(1,021)
Non-operating income (expense):
Interest expense, net	(50)	(25)
Gain on investment	—	24
Foreign currency gains, net	89	19
Loss before income tax benefit (provision)	$(2,693)	$(1,003)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Americas	$21,628	$16,891
Europe and the Middle East	2,984	3,794
Asia-Pacific	1,385	4,376
Total	$25,997	$25,061

As percentage of net revenue:
Americas	83%	67%
Europe and the Middle East	12%	15%
Asia-Pacific	5%	18%
Total	100%	100%

Concentration of Credit Risk

One customer accounted for 11% of net revenue for the three months ended March 31, 2023. No customer accounted for more than 10% of net revenue for the three months ended March 31, 2022. No customer accounted for 10% or more of net accounts receivable as of March 31, 2023 or December 31, 2022.

Long-lived assets by geographic location as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023	December 31, 2022
Property and equipment, net:
Americas	$706	$530
Europe and the Middle East	490	458
Asia-Pacific	6,399	5,731
Total property and equipment, net	$7,595	$6,719

Operating lease ROU assets:
Americas	$3,440	$3,637
Europe and the Middle East	350	384
Asia-Pacific	554	352
Total operating lease right-of-use assets	$4,344	$4,373

13. Restructuring and Severance

During the three months ended March 31, 2023, restructuring expenses consisted of severance related costs of $191,000. During the three months ended March 31, 2022, the Company entered into a settlement agreement associated with outstanding rental payments due the landlord on leased office space in San Francisco, California. As a result of the settlement, the Company recorded a net credit of $153,000 representing the difference between amounts accrued and the settlement amount. The settlement credit was partially offset by severance related costs of $13,000.

14. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2023 (in thousands):

March 31, 2023
2023 (remaining nine months)	$1,063
2024	1,285
2025	1,051
2026	836
2027	798
Thereafter	13
Total minimum lease payments	5,046
Less: amount of lease payments representing interest	(476)
Present value of future minimum lease payments	4,570
Less: current liabilities under operating leases	(1,199)
Long-term operating lease liabilities	$3,371

As of March 31, 2023, the weighted average remaining lease term for the Company’s operating leases was 3.0 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 6.3%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

15. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of March 31, 2023 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2023 (remaining nine months)	$50,158	$67	$50,225
2024	7,744	—	7,744
2025	4,005	—	4,005
Total	$61,907	$67	$61,974

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$345	$377
Charged (credited) to costs and expenses	(5)	14
Cost of warranty claims	1	1
Balance at end of period	$341	$392

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

16. Subsequent Events

There were no subsequent events except as disclosed within Note 7, Financial Liabilities and Note 9, Stockholders' Equity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Risk Factors,” The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms the “Company,” “Identiv,” “we,” “us” and “our” as used herein refers collectively to Identiv, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Identiv is a global provider of secure identification and physical security.

We are leveraging our Radio Frequency Identification (“RFID”)-enabled physical device-management expertise as well as our physical access, video and analytics solutions to provide leading solutions as our customers, and our customers’ customers, embracing the Internet of Things (“IoT”). Customers in the technology and mobility, consumer, government, healthcare, education and other sectors rely on Identiv’s identification and access solutions. Identiv’s platform encompasses RFID and Near-Field Communication (“NFC”), cybersecurity, and the full spectrum of physical access, video, and audio security. We are bringing the benefits of the IoT to a wide range of physical, connected items.

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

Impacts of Macroeconomic Conditions and Other Factors on our Business

The COVID-19 pandemic and the responses to combat it have had a negative impact on the global economy, including industry-wide global supply chain challenges, such as manufacturing, transportation and logistics. We purchase certain products and key components from a limited number of sources that depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. In view of the rapidly changing business environment, we have experienced delays and reductions in customer orders, shifting supply chain availability, component shortages, and other production-related challenges. We are currently unable to determine if there will be any continued disruption and the extent to which this may have future impact on our business. We continue to monitor the global supply chain challenges and its effect on our financial position, results of operations, and cash flows.

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

Results of Operations

The following table includes net revenue and net profit information by business segment and reconciles gross profit to loss before income tax benefit (provision) (in thousands).

	Three Months Ended March 31,
	2023	2022	% Change
Identity:
Net revenue	$14,678	$14,579	1%
Gross profit	3,079	3,159	(3%)
Gross profit margin	21%	22%
Premises:
Net revenue	11,319	10,482	8%
Gross profit	6,132	5,807	6%
Gross profit margin	54%	55%
Total:
Net revenue	25,997	25,061	4%
Gross profit	9,211	8,966	3%
Gross profit margin	35%	36%
Operating expenses:
Research and development	2,707	2,529	7%
Selling and marketing	6,097	5,110	19%
General and administrative	2,948	2,488	18%
Restructuring and severance	191	(140)	(236%)
Total operating expenses:	11,943	9,987	20%
Loss from operations	(2,732)	(1,021)	168%
Non-operating income (expense):
Interest expense, net	(50)	(25)	100%
Gain on investment	—	24	(100%)
Foreign currency gains, net	89	19	368%
Loss before income tax benefit (provision)	$(2,693)	$(1,003)	168%

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	% Change
Americas	$21,628	$16,891	28%
Europe and the Middle East	2,984	3,794	(21%)
Asia-Pacific	1,385	4,376	(68%)
Total	$25,997	$25,061

Percentage of net revenue:
Americas	83%	67%
Europe and the Middle East	12%	15%
Asia-Pacific	5%	18%
Total	100%	100%

Net Revenue

Net revenue for the three months ended March 31, 2023 was $26.0 million, an increase of 4% compared with $25.1 million for the comparable period of 2022. Net revenue in the Americas was $21.6 million for the three months ended March 31, 2023, an increase of 28% compared to $16.9 million for the comparable period of 2022. Net revenue in Europe, the Middle East, and the Asia-Pacific was approximately $4.4 million for the three months ended March 31, 2023, a decrease of 47% compared with the comparable period of 2022.

Identity Segment

Net revenue in our Identity segment was $14.7 million for the three months ended March 31, 2023, an increase of 1% compared with $14.6 million for the comparable period of 2022. Net revenue in this segment for the three months ended March 31, 2023 represented 56% of our net revenue, compared to 58% in the comparable period of the prior year.

Net revenue in this segment in the Americas for the three months ended March 31, 2023 increased 49% compared to the three months ended March 31, 2022. The increase was primarily due to higher sales of RFID transponder products to consumer products contract manufacturers and higher sales of access cards.

Net revenue in this segment in Europe, the Middle East, and the Asia-Pacific for the three months ended March 31, 2023 decreased 49% compared with the comparable period of 2022. The decrease was primarily due to lower sales of RFID transponder products, access cards and our legacy smart card readers to existing customers in the medical device and library markets.

Premises Segment

Net revenue in our Premises segment was $11.3 million for the three months ended March 31, 2023, an increase of 8% compared with $10.5 million for the comparable period of 2022. Net revenue in our Premises segment for the three months ended March 31, 2023 represented 44% of our net revenue, compared to 42% in the comparable period of the prior year.

Net revenue in this segment in the Americas for the three months ended March 31, 2023 increased 12%, compared with the comparable period of 2022 due to higher sales of Hirsch Velocity hardware, software, and video product offerings across both federal government and commercial businesses.

Net revenue in this segment across Europe, the Middle East, and the Asia-Pacific for the three months ended March 31, 2023 decreased 26%, compared with the comparable period of 2022. Net revenue in these regions is primarily project driven and can vary period to period.

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

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2023 was $9.2 million, or 35% of net revenue, compared with $9.0 million, or 36% of net revenue in the comparable period of 2022. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

Identity Segment

In our Identity segment, gross profit in the three months ended March 31, 2023 was $3.1 million compared with $3.2 million in the comparable period of 2022. Gross profit margins in the Identity segment for the three months ended March 31, 2023 decreased to 21% from 22% in the comparable period of 2022. The decrease in gross profit margins was primarily attributable to continued investments in technology, manufacturing processes and equipment, and changes in product mix, with lower sales of higher margin legacy smart card readers and higher sales of lower margin RFID transponder products.

Premises Segment

In our Premises segment, gross profit in the three months ended March 31, 2023 was $6.1 million compared with $5.8 million in the comparable period of 2022. Gross profit margins in the Premises segment for the three months ended March 31, 2023 decreased to 54% from 55% in the comparable period of 2022. The decrease in gross profit margins was primarily attributable to changes in product mix.

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

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2023 and 2022 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended March 31,
	2023	2022	% Change
Research and development	$2,707	$2,529	7%
as a % of net revenue	10%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three months ended March 31, 2023 increased compared to the comparable prior year period primarily due to higher subscriptions and licensing costs as well as higher travel related costs.

Selling and Marketing

	Three Months Ended March 31,
	2023	2022	% Change
Selling and marketing	$6,097	$5,110	19%
as a % of net revenue	23%	20%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended March 31, 2023 increased compared to the three months ended March 31, 2022 primarily due to higher headcount and related payroll costs, higher stock-based compensation costs as well as higher travel related costs.

General and Administrative

	Three Months Ended March 31,
	2023	2022	% Change
General and administrative	$2,948	$2,488	18%
as a % of net revenue	11%	10%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three months ended March 31, 2023 increased compared to the prior year period primarily due to higher headcount and related payroll costs as well as higher stock-based compensation costs.

Restructuring and Severance Charges

	Three Months Ended March 31,
	2023	2022	% Change
Restructuring and severance	$191	$(140)	(236%)

Restructuring expenses for the three months ended March 31, 2023, consisted of severance related costs of $191,000. During the three months ended March 31, 2022, we entered into a settlement agreement associated with outstanding rental payments due the landlord on leased office space in San Francisco, California. As a result of the settlement, we recorded a net credit of $153,000 representing the difference between amounts accrued and the settlement amount. The settlement credit was partially offset by severance related costs of $13,000.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three months ended March 31, 2023 and 2022 is set forth below (dollars in thousands).

	Three Months Ended March 31,
	2023	2022	% Change
Interest expense, net	$(50)	$(25)	100%
Gain on investment	$—	$24	(100%)
Foreign currency gains, net	$89	$19	368%

Interest expense, net consists of interest on financial liabilities and amortization of debt issuance costs. The increase in interest expense for the three months ended March 31, 2023 compared to the comparable period of 2022 was attributable to borrowings under our revolving loan facility with our lender in the first quarter of 2023.

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

Income Tax Benefit (Provision)

	Three Months Ended March 31,
	2023	2022	% Change
Income tax benefit (provision)	$(26)	$4	(750%)
Effective tax rate	(0%)	0%

As of March 31, 2023, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three months ended March 31, 2023. The effective tax rates for the three months ended March 31, 2023 and 2022 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of March 31, 2023, our working capital, defined as current assets less current liabilities, was $49.4 million, a decrease of $2.3 million compared to $51.7 million as of December 31, 2022. As of March 31, 2023, our cash and cash equivalents balance was $20.8 million.

On February 8, 2017, we entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, on April 14, 2022, we amended and restated the Loan Agreement by replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25%, and certain financial covenants were amended. On February 8, 2023, we entered into an amendment (the "Fourth Amendment") to the Loan Agreement. The Fourth Amendment amends the Loan Agreement to, among other things, extend the maturity date to February 8, 2025 and amend certain financial covenants. As of March 31, 2023, we were in compliance with all financial covenants under the Loan Agreement.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2023, the amount of cash included at such subsidiaries was $5.2 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of March 31, 2023, we had an accumulated deficit of $412.1 million. During the three months ended March 31, 2023, we had a net loss of $2.7 million.

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

The following summarizes our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(4,698)	$(34)
Net cash used in investing activities	(1,225)	(486)
Net cash provided by (used in) financing activities	9,752	(399)
Effect of exchange rates on cash, cash equivalents, and restricted cash	201	(200)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,030	(1,119)
Cash, cash equivalents, and restricted cash at beginning of period	17,137	29,807
Cash, cash equivalents, and restricted cash at end of period	$21,167	$28,688

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2023 of $4.7 million, was primarily due to net loss of $2.7 million, a decrease in cash from net changes in operating assets and liabilities of $3.6 million, which included $1.7 million in strategic inventory purchases, partially offset by adjustments for certain non-cash items of $1.6 million, consisting primarily of depreciation, amortization and stock-based compensation.

Cash used in operating activities for the three months ended March 31, 2022 of less than $0.1 million was primarily due to net loss of $1.0 million, a decrease in cash from net changes in operating assets and liabilities of $0.4 million, offset by adjustments for certain non-cash items of $1.4 million, consisting primarily of depreciation, amortization and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2023 was $1.2 million, which related primarily to capital investment expenditures in our manufacturing facility in Thailand (expected to begin production in the third quarter of 2023). Cash used in investing activities for the three months ended March 31, 2022 was $0.5 million, which related primarily to capital expenditures in our manufacturing facility in Singapore.

Cash flows from financing activities

Cash provided by financing activities during the three months ended March 31, 2023 was $9.8 million, which consisted of net borrowings of $9.9 million under our revolving loan facility with our lender, partially offset by net share settlements of restricted stock units. Cash used in financing activities during the three months ended March 31, 2022 was related to net share settlements of restricted stock units of $0.4 million.

Contractual Obligations

We lease facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. See Note 14, Leases, in the accompanying notes to our condensed consolidated financial statements.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these orders or contractual commitments. See Note 15, Commitments and Contingencies, in the accompanying notes to our condensed consolidated financial statements.

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

During the three months ended March 31, 2023, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our condensed consolidated financial statements. We have performed sensitivity analyses as of March 31, 2023 and December 31, 2022 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. Dollar compared to the functional currency of the foreign subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of March 31, 2023 and December 31, 2022. The results of these sensitivity analyses indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $1.3 million as of March 31, 2023 and $1.1 million as of December 31, 2022.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in our 2022 Annual Report on Form 10-K. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2023, we repurchased 24,812 shares of our common stock. The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended March 31, 2023:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2023 – January 31, 2023	13,388	$7.38	—	—
February 1, 2023 – February 28, 2023	4,832	8.38	—	—
March 1, 2023 – March 31, 2023	6,592	6.79	—	—
Total	24,812	$7.42	—

(1) Consists of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Item 6. Exhibits

Exhibit Number	Description

10.1

Fourth Amendment to Amended and Restated Loan and Security Agreement between Identiv, Inc. and East West Bank dated as of February 8, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2023).

31.1^	Certification of Chief Executive Officer pursuant to Section 302 of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Section 302 of the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

IDENTIV, INC.

May 9, 2023	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

May 9, 2023	By:	/S/ Justin Scarpulla
Justin Scarpulla
Chief Financial Officer
(Principal Financial and Accounting Officer)