Form 10-Q
period 2023-09-30
Identiv, Inc.
filed 2023-11-08
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 23,174,351 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$19,674	$16,650
Restricted cash	1,254	487
Accounts receivable, net of allowances of $2,677 and $2,666 as of September 30, 2023 and December 31, 2022, respectively	25,892	24,826
Inventories	29,423	28,958
Prepaid expenses and other current assets	5,238	4,177
Total current assets	81,481	75,098
Property and equipment, net	8,518	6,719
Operating lease right-of-use assets	5,525	4,373
Intangible assets, net	4,483	5,265
Goodwill	10,189	10,190
Other assets	1,261	1,120
Total assets	$111,457	$102,765
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,099	$14,760
Financial liabilities, net of debt issuance costs of $61 as of September 30, 2023	9,939	—
Operating lease liabilities	1,708	1,190
Deferred revenue	2,474	2,068
Accrued compensation and related benefits	2,580	2,757
Other accrued expenses and liabilities	2,872	2,618
Total current liabilities	31,672	23,393
Long-term operating lease liabilities	4,037	3,366
Long-term deferred revenue	904	587
Other long-term liabilities	25	25
Total liabilities	36,638	27,371
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; 5,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 24,751 and 24,168 shares issued and 23,150 and 22,623 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	24	24
Additional paid-in capital	499,754	495,818
Treasury stock, 1,601 and 1,545 shares as of September 30, 2023 and December 31, 2022, respectively	(12,588)	(12,173)
Accumulated deficit	(413,266)	(409,381)
Accumulated other comprehensive income	890	1,101
Total stockholders' equity	74,819	75,394
Total liabilities and stockholders' equity	$111,457	$102,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	$31,846	$30,996	$87,398	$83,914
Cost of revenue	19,905	19,808	55,398	53,550
Gross profit	11,941	11,188	32,000	30,364
Operating expenses:
Research and development	2,916	2,625	8,638	7,633
Selling and marketing	5,641	5,326	17,617	15,709
General and administrative	2,939	2,639	8,790	7,623
Restructuring and severance	104	49	376	132
Total operating expenses	11,600	10,639	35,421	31,097
Income (loss) from operations	341	549	(3,421)	(733)
Non-operating income (expense):
Interest expense, net	(211)	(39)	(351)	(101)
Gain on investment	132	—	132	30
Foreign currency gains (losses), net	(264)	(3)	(184)	111
Income (loss) before income tax benefit (provision)	(2)	507	(3,824)	(693)
Income tax benefit (provision)	(20)	12	(61)	(38)
Net income (loss)	(22)	519	(3,885)	(731)

Other comprehensive loss:
Foreign currency translation adjustment	(312)	(644)	(211)	(1,490)
Comprehensive loss	$(334)	$(125)	$(4,096)	$(2,221)

Net income (loss) per common share:
Basic	$(0.01)	$0.01	$(0.21)	$(0.07)
Diluted	$(0.01)	$0.01	$(0.21)	$(0.07)
Weighted average shares used in computing net income (loss) per common share:
Basic	23,174	22,682	23,008	22,632
Diluted	23,174	23,315	23,008	22,632

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended September 30, 2023
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, July 1, 2023	5,000	$5	23,112	$24	$498,765	$(12,457)	$(413,244)	$1,202	$74,295
Net loss	—	—	—	—	—	—	(22)	—	(22)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(312)	(312)
Issuance of common stock in connection with vesting of stock awards	—	—	54	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	989	—	—	—	989
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(16)	—	—	(131)	—	—	(131)
Balances, September 30, 2023	5,000	$5	23,150	$24	$499,754	$(12,588)	$(413,266)	$890	$74,819

	Nine Months Ended September 30, 2023
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2023	5,000	$5	22,623	$24	$495,818	$(12,173)	$(409,381)	$1,101	$75,394
Net loss	—	—	—	—	—	—	(3,885)	—	(3,885)
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	(211)	(211)
Issuance of common stock in connection with vesting of stock awards	—	—	308	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,973	—	—	—	2,973
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(56)	—	—	(415)	—	—	(415)
Proceeds from exercise of warrants	—	—	275	—	963	—	—	—	963
Balances, September 30, 2023	5,000	$5	23,150	$24	$499,754	$(12,588)	$(413,266)	$890	$74,819

	Three Months Ended September 30, 2022
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, July 1, 2022	5,000	$5	22,444	$24	$494,370	$(11,757)	$(410,239)	$1,103	$73,506
Net income	—	—	—	—	—	—	519	—	519
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(644)	(644)
Issuance of common stock in connection with vesting of stock awards	—	—	64	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	852	—	—	—	852
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(18)	—	—	(273)	—	—	(273)
Balances, September 30, 2022	5,000	$5	22,490	$24	$495,222	$(12,030)	$(409,720)	$459	$73,960

	Nine Months Ended September 30, 2022
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2022	5,000	$5	22,230	$24	$492,657	$(11,134)	$(408,989)	$1,949	$74,512
Net loss	—	—	—	—	—	—	(731)	—	(731)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(1,490)	(1,490)
Issuance of common stock in connection with vesting of stock awards	—	—	314	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,565	—	—	—	2,565
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(54)	—	—	(896)	—	—	(896)
Balances, September 30, 2022	5,000	$5	22,490	$24	$495,222	$(12,030)	$(409,720)	$459	$73,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities
Net loss	$(3,885)	$(731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,000	1,673
Gain on investment	(132)	(30)
Amortization of debt issuance costs	28	—
Stock-based compensation expense	2,973	2,565
Changes in operating assets and liabilities:
Accounts receivable	(1,006)	(3,695)
Inventories	(512)	(5,218)
Prepaid expenses and other assets	(1,206)	(861)
Accounts payable	(2,715)	4,487
Deferred revenue	723	113
Accrued expenses and other liabilities	118	(1,317)
Net cash used in operating activities	(3,614)	(3,014)
Cash flows from investing activities:
Capital expenditures	(3,139)	(3,008)
Proceeds from investment	132	30
Net cash used in investing activities	(3,007)	(2,978)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	18,911	—
Repayments under revolving loan facility	(9,000)	—
Taxes paid related to net share settlement of restricted stock units	(415)	(896)
Proceeds from exercise of warrants	963	—
Net cash provided by (used in) financing activities	10,459	(896)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(47)	(1,019)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,791	(7,907)
Cash, cash equivalents, and restricted cash at beginning of period	17,137	29,807
Cash, cash equivalents, and restricted cash at end of period	$20,928	$21,900
Supplemental Disclosures of Cash Flow Information:
Interest paid	$335	$6
Taxes paid, net	$58	$50
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,306	$2,915

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three Months Ended September 30,
	2023			2022
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$20,628	$720	$21,348	$20,412	$539	$20,951
Europe and the Middle East	5,280	103	5,383	3,544	107	3,651
Asia-Pacific	5,115	—	5,115	6,364	30	6,394
Total	$31,023	$823	$31,846	$30,320	$676	$30,996

	Nine Months Ended September 30,
	2023			2022
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$63,843	$2,386	$66,229	$52,898	$2,582	$55,480
Europe and the Middle East	10,155	284	10,439	11,141	332	11,473
Asia-Pacific	10,730	—	10,730	16,931	30	16,961
Total	$84,728	$2,670	$87,398	$80,970	$2,944	$83,914

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

Changes in deferred revenue during the nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Deferred revenue, beginning of period	$2,655	$2,433
Deferral of revenue billed in current period, net of recognition	2,293	2,029
Recognition of revenue deferred in prior periods	(1,570)	(1,916)
Deferred revenue, end of period	$3,378	$2,546

Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables and are included in other current assets on the condensed consolidated balances sheets. As of September 30, 2023 and September 30, 2022, the amount of unbilled receivables was immaterial.

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $1.4 million as of September 30, 2023. Since the Company typically invoices customers at contract inception, this amount is included in the deferred revenue balance. As of September 30, 2023, the Company expects to recognize 13% of the revenue related to these unsatisfied performance obligations during the remainder of 2023, 37% during 2024, and 50% thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2023 and December 31, 2022, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of September 30, 2023 and December 31, 2022, there were no liabilities measured and recognized at fair value on a recurring basis.

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

As of September 30, 2023 and December 31, 2022, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2023 and December 31, 2022, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

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

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Identity	Premises	Total
Balance as of January 1, 2022	$3,554	$6,714	$10,268
Currency translation adjustment	—	(89)	(89)
Balance as of September 30, 2022	$3,554	$6,625	$10,179

Balance as of January 1, 2023	$3,554	$6,636	$10,190
Currency translation adjustment	—	(1)	(1)
Balance as of September 30, 2023	$3,554	$6,635	$10,189

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the condensed consolidated statements of comprehensive loss. During the nine months ended September 30, 2023 and 2022, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount as of September 30, 2023	$756	$9,079	$15,730	$25,565
Accumulated amortization	(742)	(6,990)	(13,350)	(21,082)
Intangible assets, net as of September 30, 2023	$14	$2,089	$2,380	$4,483

Gross carrying amount as of December 31, 2022	$766	$9,093	$15,743	$25,602
Accumulated amortization	(691)	(6,666)	(12,980)	(20,337)
Intangible assets, net as of December 31, 2022	$75	$2,427	$2,763	$5,265

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as indicated in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the nine months ended September 30, 2023.

The following table summarizes the amortization expense included in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$114	$112	$337	$336
Selling and marketing	144	168	445	504
Total	$258	$280	$782	$840

The estimated annual future amortization expense for purchased intangible assets with definite lives as of September 30, 2023 was as follows (in thousands):

2023 (remaining three months)	$258
2024	956
2025	956
2026	956
2027	956
Thereafter	401
Total	$4,483

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consists of (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$14,457	$13,333
Work-in-progress	—	55
Finished goods	14,966	15,570
Total	$29,423	$28,958

Property and equipment, net consists of (in thousands):

	September 30, 2023	December 31, 2022
Building and leasehold improvements	$2,816	$1,941
Furniture, fixtures and office equipment	992	726
Plant and machinery	17,040	15,311
Purchased software	839	718
Total	21,687	18,696
Accumulated depreciation	(13,169)	(11,977)
Property and equipment, net	$8,518	$6,719

The Company recorded depreciation expenses of $0.5 million and $0.3 million during the three months ended September 30, 2023 and 2022, respectively, and $1.2 million and $0.8 million during the nine months ended September 30, 2023 and 2022, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	September 30, 2023	December 31, 2022
Accrued professional fees	$770	$574
Accrued warranties	369	345
Other accrued expenses	1,733	1,699
Total	$2,872	$2,618

7. Financial Liabilities

The Company’s financial liabilities consist of (in thousands):

	September 30,	December 31,
	2023	2022
Revolving loan facility	$10,000	$—
Less: Unamortized debt issuance costs	(61)	—
Financial liabilities, net of debt issuance costs	$9,939	$—

On February 8, 2017, the Company entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, on April 14, 2022, the Company and EWB amended the Loan Agreement replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25% (interest rate as of September 30, 2023 was 8.50%), and certain financial covenants were amended. On February 8, 2023, the Company entered into an amendment (the "Fourth Amendment") to the Loan Agreement. The Fourth Amendment amends the Loan Agreement to, among other things, extend the maturity date to February 8, 2025, and amend certain financial covenants.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets, as well as other financial covenants. The Company’s obligations under the Loan Agreement are collateralized by substantially all of its assets. As of September 30, 2023, there was $10.0 million outstanding and the Company was in compliance with all financial covenants under the Loan Agreement.

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

9. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Series B Convertible Preferred Stock:
Balance at beginning of period	$25,951	$24,715	$25,323	$24,117
Cumulative dividends on Series B convertible preferred stock	319	304	947	902
Balance at end of period	$26,270	$25,019	$26,270	$25,019
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,488	6,179	6,331	6,029
Cumulative dividends on Series B convertible preferred stock	80	76	237	226
Number of shares at end of period	6,568	6,255	6,568	6,255

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of September 30, 2023 would be convertible into 6,567,532 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of September 30, 2023, none of the contingent conditions to adjust the conversion rate had been met.

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

Common Stock Warrants

On May 5, 2020, the Company entered into a Note and Warrant Purchase Agreement with 21 April Fund, LP and 21 April Fund, Ltd., (collectively, the “April 21 Funds”), pursuant to which the Company issued warrants (“April 21 Funds Warrants”) to purchase 275,000 shares of the Company's common stock at an exercise price of $3.50 per share. The April 21 Funds Warrants had a term of three years (subject to early termination upon the closing of an acquisition). The shares of common stock issuable upon exercise of the April 21 Fund Warrants were entitled to resale registration rights pursuant to a Stockholders Agreement dated December 21, 2017. On April 24, 2023, April 21 Funds exercised their warrants, receiving 275,000 shares of the Company's common stock which resulted in the Company receiving $962,500 in cash proceeds.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2023 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSUs"), vesting of performance stock units ("PSUs"), and issuance of RSUs vested but not released	1,442,696
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	332,245
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	9,610,278

10. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan (the “2011 Plan”), as amended, to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2023 is as follows:

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2023	505,593	$5.05	3.17	$1,280,805
Granted	—	—
Cancelled or Expired	(10,133)	8.31
Exercised	—	—
Balance as of September 30, 2023	495,460	$4.99	2.48	$1,816,597
Vested or expected to vest as of September 30, 2023	495,460	$4.99	2.48	$1,816,597
Exercisable as of September 30, 2023	495,460	$4.99	2.48	$1,816,597

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of September 30, 2023 and the exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of September 30, 2023:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.50	446,960	2.67	$4.38	446,960	$4.38
$8.80 - $13.20	48,500	0.71	10.63	48,500	10.63
$4.36 - $13.20	495,460	2.48	$4.99	495,460	$4.99

As of September 30, 2023, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2023:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2023	819,185	$13.23
Granted	343,429	6.64
Vested	(221,279)	11.88
Forfeited	(78,263)	8.89
Unvested as of September 30, 2023	863,072	$12.61
RSUs vested but not released	44,164	$12.21

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of September 30, 2023, there was $7.8 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.7 years. No tax benefit was realized from RSUs for the nine months ended September 30, 2023.

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

The following is a summary of PSU activity for the nine months ended September 30, 2023:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2023	40,000	$8.51
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of September 30, 2023	40,000	$8.51

As of September 30, 2023, there was less than $0.1 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a period of 0.25 years. No tax benefit was realized from PSUs for the nine months ended September 30, 2023.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$45	$39	$135	$138
Research and development	176	239	524	780
Selling and marketing	313	223	945	606
General and administrative	455	351	1,369	1,041
Total	$989	$852	$2,973	$2,565

Restricted Stock Unit Net Share Settlements

During the nine months ended September 30, 2023 and 2022, the Company repurchased 56,741 and 54,074 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$(22)	$519	$(3,885)	$(731)
Less: accretion of Series B convertible preferred stock dividends	(319)	(304)	(947)	(902)
Net income (loss) available to common stockholders	$(341)	$215	$(4,832)	$(1,633)

Denominator:
Weighted average common shares outstanding - basic	23,174	22,682	23,008	22,632
Net income (loss) per common share - basic	$(0.01)	$0.01	$(0.21)	$(0.07)

Diluted net income (loss) per common share:
Numerator:
Net income (loss) available to common stockholders	$(341)	$215	$(4,832)	$(1,633)
Plus: accretion of Series B convertible preferred stock dividends, if dilutive	—	—	—	—
Net income (loss) available to common stockholders	$(341)	$215	$(4,832)	$(1,633)

Denominator:
Weighted average common shares outstanding - basic	23,174	22,682	23,008	22,632
Dilutive securities:
Stock options, RSUs, and warrants	—	633	—	—
Weighted average common shares outstanding - diluted	23,174	23,315	23,008	22,632
Net income (loss) per common share - diluted	$(0.01)	$0.01	$(0.21)	$(0.07)

The following common stock equivalents have been excluded from the computation of diluted net income (loss) per share for the three and nine months ended September 30, 2023 and 2022 as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Shares of common stock subject to outstanding RSUs	863	—	863	505
Shares of common stock subject to outstanding PSUs	40	75	40	75
Shares of common stock subject to outstanding stock options	495	—	495	506
Shares of common stock subject to outstanding warrants	—	—	—	275
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,568	6,255	6,568	6,255
Total	7,966	6,330	7,966	7,616

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

Net revenue and gross profit information by segment for the three and nine months ended September 30, 2023 and 2022 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Identity:
Net revenue	$18,280	$19,150	$50,651	$50,647
Gross profit	3,764	4,319	10,894	11,459
Gross profit margin	21%	23%	22%	23%
Premises:
Net revenue	13,566	11,846	36,747	33,267
Gross profit	8,177	6,869	21,106	18,905
Gross profit margin	60%	58%	57%	57%
Total:
Net revenue	31,846	30,996	87,398	83,914
Gross profit	11,941	11,188	32,000	30,364
Gross profit margin	37%	36%	37%	36%
Operating expenses:
Research and development	2,916	2,625	8,638	7,633
Selling and marketing	5,641	5,326	17,617	15,709
General and administrative	2,939	2,639	8,790	7,623
Restructuring and severance	104	49	376	132
Total operating expenses:	11,600	10,639	35,421	31,097
Income (loss) from operations	341	549	(3,421)	(733)
Non-operating income (expense):
Interest expense, net	(211)	(39)	(351)	(101)
Gain on investment	132	—	132	30
Foreign currency gains (losses), net	(264)	(3)	(184)	111
Income (loss) before income tax benefit (provision)	$(2)	$507	$(3,824)	$(693)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Americas	$21,348	$20,951	$66,229	$55,480
Europe and the Middle East	5,383	3,651	10,439	11,473
Asia-Pacific	5,115	6,394	10,730	16,961
Total	$31,846	$30,996	$87,398	$83,914

As percentage of net revenue:
Americas	67%	68%	76%	66%
Europe and the Middle East	17%	11%	12%	14%
Asia-Pacific	16%	21%	12%	20%
Total	100%	100%	100%	100%

Concentration of Credit Risk

One customer accounted for 10% and 12% of net revenue for the three and nine months ended September 30, 2023, respectively. No customer accounted for 10% or more of net revenue for either of the three and nine months ended September 30, 2022. One customer accounted for 12% of net accounts receivable as of September 30, 2023. No customer accounted for 10% or more of net accounts receivable as of December 31, 2022.

Long-lived assets by geographic location as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023	December 31, 2022
Property and equipment, net:
Americas	$761	$530
Europe and the Middle East	532	458
Asia-Pacific	7,225	5,731
Total property and equipment, net	$8,518	$6,719

Operating lease ROU assets:
Americas	$3,037	$3,637
Europe and the Middle East	338	384
Asia-Pacific	2,150	352
Total operating lease right-of-use assets	$5,525	$4,373

13. Restructuring and Severance

During the three and nine months ended September 30, 2023, restructuring expenses consisted of severance related costs of $104,000 and $376,000, respectively. During the three and nine months ended September 30, 2022, restructuring expenses consisted of severance related costs of $49,000 and $283,000, respectively. In addition, in the first quarter of 2022, the Company entered into a settlement agreement associated with outstanding rental payments due the landlord on leased office space in San Francisco, California. As a result of the settlement, the Company recorded a net credit of $151,000 representing the difference between amounts accrued and the settlement amount.

14. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, manufacturing facilities, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $0.5 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2022, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2023 (in thousands):

September 30, 2023
2023 (remaining three months)	$506
2024	1,963
2025	1,738
2026	1,325
2027	856
Thereafter	22
Total minimum lease payments	6,410
Less: amount of lease payments representing interest	(665)
Present value of future minimum lease payments	5,745
Less: current liabilities under operating leases	(1,708)
Long-term operating lease liabilities	$4,037

During the nine months ended September 30, 2023, the Company entered into new leases primarily related to its manufacturing facilities in both Singapore and Thailand resulting in recording operating lease ROU assets and corresponding operating lease liabilities of approximately $2.2 million and $2.2 million, respectively.

As of September 30, 2023, the weighted average remaining lease term for the Company’s operating leases was 3.5 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 7.0%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million and $1.3 million for the three and nine months ended September 30, 2023, respectively.

15. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of September 30, 2023 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2023 (remaining three months)	$22,444	$163	$22,607
2024	13,843	56	13,899
2025	4,772	60	4,832
Total	$41,059	$279	$41,338

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$356	$393	$345	$377
Charged to costs and expenses	30	—	40	21
Cost of warranty claims	(17)	(11)	(16)	(16)
Balance at end of period	$369	$382	$369	$382

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Identity:
Net revenue	$18,280	$19,150	(5%)	$50,651	$50,647	0%
Gross profit	3,764	4,319	(13%)	10,894	11,459	(5%)
Gross profit margin	21%	23%		22%	23%
Premises:
Net revenue	13,566	11,846	15%	36,747	33,267	10%
Gross profit	8,177	6,869	19%	21,106	18,905	12%
Gross profit margin	60%	58%		57%	57%
Total:
Net revenue	31,846	30,996	3%	87,398	83,914	4%
Gross profit	11,941	11,188	7%	32,000	30,364	5%
Gross profit margin	37%	36%		37%	36%
Operating expenses:
Research and development	2,916	2,625	11%	8,638	7,633	13%
Selling and marketing	5,641	5,326	6%	17,617	15,709	12%
General and administrative	2,939	2,639	11%	8,790	7,623	15%
Restructuring and severance	104	49	112%	376	132	185%
Total operating expenses:	11,600	10,639	9%	35,421	31,097	14%
Income (loss) from operations	341	549	(38%)	(3,421)	(733)	367%
Non-operating income (expense):
Interest expense, net	(211)	(39)	441%	(351)	(101)	248%
Gain on investment	132	—	100%	132	30	340%
Foreign currency gains (losses), net	(264)	(3)	8,700%	(184)	111	(266%)
Income (loss) before income tax benefit (provision)	$(2)	$507	(100%)	$(3,824)	$(693)	452%

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Americas	$21,348	$20,951	2%	$66,229	$55,480	19%
Europe and the Middle East	5,383	3,651	47%	10,439	11,473	(9%)
Asia-Pacific	5,115	6,394	(20%)	10,730	16,961	(37%)
Total	$31,846	$30,996		$87,398	$83,914

Percentage of net revenue:
Americas	67%	68%		76%	66%
Europe and the Middle East	17%	11%		12%	14%
Asia-Pacific	16%	21%		12%	20%
Total	100%	100%		100%	100%

Net Revenue

Net revenue for the three months ended September 30, 2023 was $31.8 million, an increase of 3% compared with $31.0 million for the comparable period of 2022. Net revenue in the Americas was $21.3 million for the three months ended September 30, 2023, an increase of 2% compared to $21.0 million for the comparable period of 2022. Net revenue in Europe, the Middle East, and the Asia-Pacific was approximately $10.5 million for the three months ended September 30, 2023, an increase of 5% compared with the comparable period of 2022.

Net revenue for the nine months ended September 30, 2023 was $87.4 million, an increase of 4% compared with $83.9 million for the comparable period of 2022. Net revenue in the Americas was $66.2 million for the nine months ended September 30, 2023, an increase of 19% compared to $55.5 million for the comparable period of 2022. Net revenue in Europe, the Middle East, and the Asia-Pacific was approximately $21.2 million for the nine months ended September 30, 2023, a decrease of 26% compared with the comparable period of 2022.

Identity Segment

Net revenue in our Identity segment was $18.3 million for the three months ended September 30, 2023, a decrease of 5% compared with $19.2 million for the comparable period of 2022. For the nine months ended September 30, 2023, net revenue in this segment was $50.7 million, an increase of less than 1% compared with $50.6 million for the comparable period of 2022. Net revenue in this segment for the three and nine months ended September 30, 2023 represented 57% and 58%, respectively, of our net revenue, compared to 62% and 60% in the comparable periods of the prior year.

Net revenue in this segment in the Americas for the three months ended September 30, 2023 decreased 13% compared with the comparable period of 2022 primarily due to lower sales of access cards. For the nine months ended September 30, 2023, net revenue in this segment in the Americas increased 29% compared with the comparable period of 2022 primarily due to higher sales of RFID transponder products to customers in the healthcare and specialty packaging markets, and higher sales of our legacy smart card readers, partially offset by lower sales of access cards.

Net revenue in this segment in Europe, the Middle East, and the Asia-Pacific for the three months ended September 30, 2023 increased 5% compared with the comparable period of 2022 primarily due to higher sales RFID transponder products and our legacy smart card readers. For the nine months ended September 30, 2023, net revenue in this segment in Europe, Middle East, and the Asia-Pacific decreased 27% compared with the comparable period of 2022 primarily due to lower sales of RFID transponder products, our legacy smart card readers, and access cards.

Premises Segment

Net revenue in our Premises segment was $13.6 million for the three months ended September 30, 2023, an increase of 15% compared with $11.8 million for the comparable period of 2022. For the nine months ended September 30, 2023, net revenue in this segment was $36.7 million, an increase of 10% compared with $33.3 million for the comparable period of 2022. Net revenue in our Premises segment for the three and nine months ended September 30, 2023 represented 43% and 42%, respectively, of our net revenue, compared to 38% and 40% in the comparable periods of the prior year.

Net revenue in this segment in the Americas for the three and nine months ended September 30, 2023 increased 16% and 12%, respectively, compared with the comparable periods of 2022 due to higher sales of Hirsch Velocity hardware, software, and related support services, and higher sales of video technology and analytic software products, across both federal government and commercial businesses.

Net revenue in this segment across Europe, the Middle East, and the Asia-Pacific for the three months ended September 30, 2023 increased 1% compared with the comparable period of 2022, while net revenue for the nine months ended September 30, 2023 decreased 7% compared with the comparable period of 2022. Net revenue in these regions is primarily project driven and can vary period to period.

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

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2023 was $11.9 million, or 37% of net revenue, compared with $11.2 million, or 36% of net revenue in the comparable period of 2022. Gross profit for the nine months ended September 30, 2023 was $32.0 million, or 37% of net revenue, compared with $30.4 million, or 36% of net revenue in the comparable period of 2022. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

Identity Segment

In our Identity segment, gross profit in the three and nine months ended September 30, 2023 was $3.8 million and $10.9 million, respectively, compared with $4.3 million and $11.5 million in the comparable periods of 2022. Gross profit margins in the Identity segment for the three and nine months ended September 30, 2023 decreased to 21% and 22%, respectively, from 23% and 23%, respectively, compared to the comparable periods of 2022. The decrease in gross profit margins were primarily attributable to changes in product mix within the segment, with lower sales of higher margin legacy access cards.

Premises Segment

In our Premises segment, gross profit in the three and nine months ended September 30, 2023 was $8.2 million and $21.1 million, respectively, compared with $6.9 million and $18.9 million in the comparable periods of 2022. Gross profit margins in the Premises segment for the three months ended September 30, 2023 increased to 60% compared to 58% in the comparable prior year period primarily due to lower freight and logistics costs. Gross profit margins for the nine months ended September 30, 2023 were comparable to the same period of 2022.

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

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2023 and 2022 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Research and development	$2,916	$2,625	11%	$8,638	$7,633	13%
as a % of net revenue	9%	8%		10%	9%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and nine months ended September 30, 2023 increased compared to the prior year periods primarily due to higher headcount and related payroll costs, and higher certification costs in line with our product development roadmap, partially offset by lower stock-based compensation costs in 2023 related to performance share units granted in prior years.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Selling and marketing	$5,641	$5,326	6%	$17,617	$15,709	12%
as a % of net revenue	18%	17%		20%	19%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three and nine months ended September 30, 2023 increased compared to the prior year periods primarily due to higher headcount and related payroll costs, and higher travel related costs, partially offset by lower external contractor costs in 2023.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
General and administrative	$2,939	$2,639	11%	$8,790	$7,623	15%
as a % of net revenue	9%	9%		10%	9%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three and nine months ended September 30, 2023 increased compared to the prior year periods primarily due to higher headcount and related payroll costs as well as higher stock-based compensation costs.

Restructuring and Severance Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Restructuring and severance	$104	$49	112%	$376	$132	185%

Restructuring expenses for the three and nine months ended September 30, 2023 consisted of severance related costs. During the three and nine months ended September 30, 2022, restructuring expenses consisted of severance related costs of $49,000 and $283,000, respectively. In addition, in the first quarter of 2022, we entered into a settlement agreement associated with outstanding rental payments due the landlord on leased office space in San Francisco, California. As a result of the settlement, we recorded a net credit of $153,000 representing the difference between amounts accrued and the settlement amount.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three and nine months ended September 30, 2023 and 2022 is set forth below (dollars in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Interest expense, net	$(211)	$(39)	441%	$(351)	$(101)	248%
Gain on investment	$132	$—	100%	$132	$30	340%
Foreign currency gains (losses), net	$(264)	$(3)	n/m	$(184)	$111	(266%)

Interest expense, net consists of interest on financial liabilities and amortization of debt issuance costs. The increase in interest expense for the three and nine months ended September 30, 2023 compared to the comparable periods of 2022 was attributable to borrowings under our revolving loan facility with our lender.

Gain on investment is associated with additional proceeds received in connection with the acquisition of a private company that we had previously invested in, which had been fully impaired and had no carrying value.

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. Dollar, the Indian Rupee, the Canadian Dollar, the Thai Baht and the Euro. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
Income tax benefit (provision)	$(20)	$12	(267%)	$(61)	$(38)	61%
Effective tax rate	0%	0%		(2%)	(5%)

As of September 30, 2023, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded income tax provisions during the three and nine months ended September 30, 2023. The effective tax rates for the three and nine months ended September 30, 2023 and 2022 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of September 30, 2023, our working capital, defined as current assets less current liabilities, was $49.8 million, a decrease of $1.9 million compared to $51.7 million as of December 31, 2022. As of September 30, 2023, our cash and cash equivalents balance was $19.7 million.

On February 8, 2017, we entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, on April 14, 2022, we amended and restated the Loan Agreement by replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25%, and certain financial covenants were amended. On February 8, 2023, we entered into an amendment (the "Fourth Amendment") to the Loan Agreement. The Fourth Amendment amends the Loan Agreement to, among other things, extend the maturity date to February 8, 2025 and amend certain financial covenants. As of September 30, 2023, we were in compliance with all financial covenants under the Loan Agreement.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of September 30, 2023, the amount of cash included at such subsidiaries was $5.7 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of September 30, 2023, we had an accumulated deficit of $413.2 million. During the nine months ended September 30, 2023, we had a net loss of $3.9 million.

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

The following summarizes our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(3,614)	$(3,014)
Net cash used in investing activities	(3,007)	(2,978)
Net cash provided by (used in) financing activities	10,459	(896)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(47)	(1,019)
Net increase (decrease) in cash, cash equivalents, and restricted cash	3,791	(7,907)
Cash, cash equivalents, and restricted cash at beginning of period	17,137	29,807
Cash, cash equivalents, and restricted cash at end of period	$20,928	$21,900

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2023 of $3.6 million, was primarily due to net loss of $3.9 million, a decrease in cash from net changes in operating assets and liabilities of $4.6 million, partially offset by adjustments for certain non-cash items of $4.9 million, consisting primarily of depreciation, amortization and stock-based compensation.

Cash used in operating activities for the nine months ended September 30, 2022 of $3.0 million, was primarily due to net loss of $0.7 million, a decrease in cash from net changes in operating assets and liabilities of $6.5 million, offset by adjustments for certain non-cash items of $4.2 million, consisting primarily of depreciation, amortization and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2023 was $3.0 million, which related primarily to capital investment expenditures in our manufacturing facility in Thailand. Cash used in investing activities for the nine months ended September 30, 2022 was $3.0 million which related primarily to capital expenditures in our manufacturing facility in Singapore and our research and development facility in Germany.

Cash flows from financing activities

Cash provided by financing activities during the nine months ended September 30, 2023 was $10.5 million, which consisted of net borrowings of $9.9 million under our revolving loan facility with our lender, proceeds received from the exercise of warrants by 21 April Fund, LP and 21 April Fund, Ltd. of approximately $1.0 million, partially offset by net share settlements of restricted stock units. Cash used in financing activities during the nine months ended September 30, 2022 was $0.9 million, which related to the net share settlement of restricted stock units.

Contractual Obligations

We lease facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. See Note 14, Leases, in the accompanying notes to our condensed consolidated financial statements.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these orders or contractual commitments. See Note 15, Commitments and Contingencies, in the accompanying notes to our unaudited condensed consolidated financial statements.

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

Critical Accounting Policies and Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited condensed consolidated financial statements requires management to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. These policies relate to revenue recognition, inventory, income taxes, goodwill, intangible and long-lived assets and stock-based compensation. We have other important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. Management bases its estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Despite our intention to establish accurate estimates and assumptions, actual results may differ from these estimates under different assumptions or conditions.

During the three months ended September 30, 2023, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are primarily exposed to changes in currency exchange rates as certain of our operations are conducted in foreign currencies such as the Indian Rupee, the Canadian Dollar, the Thai Baht and the Euro.

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

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our condensed consolidated financial statements. We have performed sensitivity analyses as of September 30, 2023 and December 31, 2022 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. Dollar compared to the functional currency of the foreign subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of September 30, 2023 and December 31, 2022. The results of these sensitivity analyses indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.9 million as of September 30, 2023 and $1.1 million as of December 31, 2022.

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

Changes in Internal Control over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2023, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2023, we repurchased 16,101 shares of our common stock. The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended September 30, 2023:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2023 – July 31, 2023	6,413	$8.28	—	—
August 1, 2023 – August 31, 2023	3,652	7.83	—	—
September 1, 2023 – September 30, 2023	6,036	8.24	—	—
Total	16,101	$8.16	—

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

IDENTIV, INC.

November 8, 2023	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

November 8, 2023	By:	/S/ Justin Scarpulla
Justin Scarpulla
Chief Financial Officer
(Principal Financial and Accounting Officer)