Form 10-K
period 2023-12-31
Identiv, Inc.
filed 2024-03-15
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Based on the closing sale price of the Registrant’s Common Stock on the Nasdaq National Market System on June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $167,150,760.

At March 4, 2024, the Registrant had outstanding 23,330,980 shares of Common Stock, excluding 1,685,394 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2023 are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	207	Auditor Name:	BPM LLP	Auditor Location:	San Jose, California

Identiv, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2023

PART I

ITEM 1. BUSINESS

Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For example, other than statements of historical facts, statements regarding our strategy, future operations and growth, financial position, expected financial or business results, projected costs, prospects, plans, market trends, potential market size, product attributes and benefits, growth drivers, competition and competitive advantages, objectives of management, management judgements and estimates, and the expected impact of changes in laws or accounting pronouncements constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. Factors that could cause our actual results to differ materially from our expectations include, but are not limited to our ability to successfully execute our business plan and sell our products; continued market acceptance and growth or expansion in our target markets; our ability to successfully compete; our history of losses; the effects of product and component shortages; our ability to obtain additional capital; the benefits and attributes of our products and services; the level of customer orders; the ability of our products to perform as expected; risks related to the recent COVID-19 pandemic; fluctuations in net cash provided and used by operating, financing and investing activities; sources and uses of our cash, and expense levels; the loss of significant customers or types of business; the impact of macroeconomic conditions, including inflation, on our business; and the risks discussed elsewhere in this Annual Report under the heading “Risk Factors”. These cautionary statements qualify all of the forward-looking statements included in this Annual Report.

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

Each of the terms the “Company,” “Identiv,” “we," “us” and “our” as used herein refers collectively to Identiv, Inc. and its wholly owned subsidiaries, unless otherwise stated.

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

Market Drivers

Identity Segment:

In our Identity segment, the emerging RFID market is driven by pervasive use cases to the extent they are adopted by companies and consumers. For example, RFID devices can verify whether a syringe dispenses the exact right amount of a patient’s medication. Mobile phone accessories can work together intelligently with a person’s handset to create novel experiences and applications. Temperature-sensitive products can be tracked to ensure the shipment has stayed within its safety parameters and remains unspoiled. RFID-enabled smart packaging products allow service operators to remain in compliance with government regulations and, potentially, tax authorities.

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

Premises Segment:

Within our Premises segment, we believe the physical security market is undergoing a generational, technology-driven transformation. Fully integrated, software-defined, video, access and identity systems are being deployed to address evolving security threats that prior generations of security systems can no longer adequately secure. Lower cost of ownership, lower cost of administration, higher security and lower cost of upgrades and enhancements are the internal drivers of this technological transformation. Cyber-attacks, identity cloning and user expectations are some of the external forces also driving this generational turnover of systems and expansion of their reach. Our physical security platforms enable this transformation by encompassing each of the major components that work together to create a secure yet frictionless experience, tailored to the requirements of each customer and all stakeholders within each customer.

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

•
Premises Software: Our software platform for premises digitization enables centralized management of a physical place, including control of doors, cameras, gates, elevators and other building equipment, monitoring users as they move around a facility, preventing unwanted access, maintaining compliance and providing a continuous audit trail. Our platforms are IT-centric and highly scalable from small businesses through global organizations, multi-tenant, special-purpose campuses such as schools, military bases, utilities and others. Our platforms are available as local software or cloud based, accessible through browser, mobile and desktop interfaces. We leverage data infrastructures across LAN's, Wi-Fi, Bluetooth, mobile, RFID and emerging communication standards such as 5G and UWB (Ultra-Wideband). As communications infrastructure becomes fully wireless, low-power and high-security, our software is architected to support seamless migration to fully software-defined systems, compatible with pervasive RFID devices to enable a frictionless, convenient and secure experience in almost any physical location.
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

Proprietary Technology and Intellectual Property

We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. Although we may seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages. The core of our proprietary technology is the combination of our advanced technical expertise combined with our intimate customer knowledge, enabling us to develop bring to market and sometimes patent products uniquely positioned to deliver benefits to customers. We have a portfolio of approximately 36 patent families (designs, patents, utility models, patents pending and exclusive licenses) in individual or regional filings, covering products, electrical and mechanical designs, software systems and methods and manufacturing process ideas for our various businesses. Additionally, we leverage our own ASIC designs for smart card interface in some of our reader devices. Our issued patents expire between 2024 and 2033.

Manufacturing and Sources of Supply

We utilize a combination of our own manufacturing facilities and the services of contract manufacturers in various countries around the world to manufacture our products and components. Our RFID devices are predominantly manufactured and assembled by our own internal manufacturing teams in Singapore and Thailand primarily using locally sourced components and are certified to the ISO 9001:2015 and ISO 14001:2015 quality manufacturing standard. Our premises sensors readers, controllers and software are manufactured primarily in California. Our video appliances are manufactured primarily in Wisconsin and Arizona. The majority of our smart card reader products and components are manufactured in Singapore, Cambodia and South Korea. We have implemented formal quality control programs to satisfy customer requirements for high quality and reliable products. To ensure that products manufactured by third parties are consistent with internal standards, our quality control programs include management of all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce products, selecting the suppliers of these components and negotiating the prices for certain of these components. In addition, we may work with suppliers to improve process control and product design.

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

Government Regulation

Our business is subject to government regulation as discussed under "Risk Factors".

Human Capital

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources program is designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce. As of December 31, 2023, we had 394 employees, of which 78 were in research and development, 93 were in sales and marketing, 181 were in manufacturing and 42 were in general and administrative. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Corporate Information

Our corporate headquarters are located in Fremont, California. We maintain research and development facilities in California, India, Germany, manufacturing facilities in Singapore and Thailand, and local operations and sales facilities in Germany, the United Kingdom, Hong Kong, Japan, Canada, and the United States. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

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

We conduct operations internationally with sales in the Americas, Europe and the Middle East, and Asia-Pacific regions. Our manufacturing operations and third-party contract manufacturers are located in China, Singapore, and Thailand/Southeast Asia. We also purchase certain products and key components from a limited number of sources that depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. As a result, adverse global and regional economic conditions may materially adversely affect our business, results of operations and financial condition.

Such conditions, including but not limited to inflation, slower growth or recession, higher interest rates and currency fluctuations, and other conditions that may impact consumer confidence and spending may adversely affect demand for our products. During fiscal years 2023 and 2022, we were impacted by adverse macroeconomic conditions including but not limited to inflation, foreign currency fluctuations, and the slowdown of economic activity around the globe. Adverse conditions included experiencing delays and reductions in customer orders, shifting supply chain availability and component shortages. We also continue to be affected by supply chain challenges. Global economic conditions have also impacted our suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, which then impacted the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and, in turn, may adversely impact our operations.

We depend on a number of suppliers and contract manufacturers for the production of our products and components making us potentially vulnerable to supply disruption.

Our reliance on suppliers and contract manufacturers for the production of our products and hardware components has and may continue to result in product delivery problems and delays. We may suffer a disruption if the supply of components causes us to be unable to purchase sufficient components on a timely basis. For example, the recent global semiconductor shortage that began in 2021 has and may continue to adversely impact our ability to meet product demand in a timely fashion. This shortage may persist for an indefinite period of time and has and may continue to have a negative impact on our revenue and operating results. Low inventory levels can affect our ability to meet customer demand, lengthen lead times and potentially cause us to miss opportunities, lose market share and/or damage customer relationships, also adversely affecting our business. Although we have taken steps to ensure we have adequate supply for expected customer demand, there can be no assurance that our efforts will be successful. If we are not able to get the necessary products and components on a timely basis, our business, financial condition and results of operations may be adversely affected.

Our financial performance depends on the extent and pace of RFID market adoption and end-user adoption of our RFID products and the timing of new customer deployments.

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. That pace, scope and depth continued to accelerate during 2023 which has caused large fluctuations in our operating results. If RFID market adoption, and adoption of our products specifically, does not meet our expectations, then our growth prospects and operating results will be adversely affected. If we are unable to meet end-user or customer volume or performance expectations, then our business prospects may be adversely affected. In addition, given the uncertainties of the specific timing of our new customer deployments, we cannot be assured that we will have appropriate inventory and capacity levels or that we will not experience inventory shortfalls or overages in the future. We seek to mitigate those risks by being deeply embedded in our customers' design cycle, working with our chip partners on long lead time components, managing our limited capital equipment needs within a short cycle and expanding our facilities to accommodate several scenarios for growth potential. If end users with sizable projects change or delay them, we may experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate that such uncertainty and fluctuations may continue to characterize our business for the foreseeable future.

The impact of health epidemics, pandemics and other outbreaks of infectious disease, such as the global pandemic caused by COVID-19, could negatively impact our operations, supply chain and customer base.

Our business and operations have and may in the future be adversely affected by health epidemics, pandemics and other outbreaks of infectious disease, such as the global COVID-19 pandemic. The recent COVID-19 pandemic and efforts to control its spread severely restricted the level of economic activity around the world, which has and may continue to impact timing of demand for our products and services. Our operations and supply chains for certain of our products or services may be negatively impacted by the regional or global outbreak of illnesses, including a resurgence of COVID-19 variants. Any resulting quarantines, labor shortages or other disruptions to our operations, or those of our suppliers or customers, have and may continue to adversely impact our sales and operating results, including through additional expenses and strain on the business as well as our supply chain. In addition, an outbreak of infectious disease could adversely affect some of the market verticals that we participate in as well as the general economies and financial markets of many countries, including those in which we operate, negatively impact supply and demand for our products and services, and result in delayed sales and extended payment cycles for our products and services. Further, a recession, depression, excessive inflation or other sustained adverse market events resulting from the outbreak of infectious diseases that may occur, could materially and adversely affect our business and that of our customers or potential customers. We are unable to accurately fully predict the effect of any such health concerns on our business, which could be affected by other factors we are not currently able to predict, including the success of actions taken to contain or treat future outbreaks of infectious diseases and reactions by consumers, companies, governmental entities and capital markets.

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

Sales to our ten largest customers accounted for 30%, 25% and 32% of total net revenue in 2023, 2022 and 2021, respectively. One customer accounted for 12% of net revenue in 2023, while no customer accounted for 10% or more of net revenue in 2022 and 2021. A significant amount of revenue is sourced from sales of products and systems to our OEM partners and an indirect sales network who sell to various entities within the U.S. federal government sector. We cannot guarantee that future reductions in U.S. government budgets will not impact our sales to these government entities or that the terms of existing contracts will not be subject to renegotiation. Our loss of one or more significant customers could have a significant adverse impact on our business, financial condition and results of operations.

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

As part of our technical support services, we agree, from time to time, to possess all or a portion of the security system database of our customers. This service is subject to a number of risks. For example, despite our security measures, our systems may be vulnerable to cyber-attacks by hackers, physical break-ins and service disruptions that could lead to interruptions, delays or loss of data. If any such compromise of our security were to occur, it could be very expensive to correct, could damage our reputation and result in the loss of customers, and could discourage potential customers from using our services. We could also be liable for damages and penalties. Although we do not believe we have experienced a cyber or physical security breach, we may experience breaches in the future. Our systems also may be affected by outages, delays and other difficulties. In addition, our insurance coverage may be insufficient to cover losses and liabilities that may result from such events.

Our business and reputation may be adversely affected by information technology system failures or network disruptions.

We may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, large-scale cybersecurity attacks, acts of terrorism or war, computer viruses, physical or electronic break-ins, or other events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could compromise company or customer data and result in delayed or cancelled orders and expose us to liability. System failures and disruptions could also impede the manufacturing and shipping of products, delivery of online services, processing of transactions and reporting of financial results. In addition, any such failures or disruptions could harm our reputation. Although we do not have operations in Russia or Ukraine, we do not and cannot know if the current uncertainties in these geopolitical areas may escalate and result in broad economic and security conditions, which could result in material implications for our business.

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

We market and sell our products and solutions to customers in many countries around the world. To support our global sales, customer base and product development activities, we maintain offices and/or business operations in several locations around the world, including the United Kingdom, Germany, Hong Kong, India, Japan, Singapore, Thailand, Canada, and the U.S. We also maintain manufacturing facilities in Singapore, Thailand and California and engage contract manufacturers in multiple countries outside the U.S. Managing our global development, sales, administrative and manufacturing operations places a significant burden on our management resources and our financial processes and exposes us to various risks, including:

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

Many of our products are manufactured outside the U.S. by contract manufacturers. Our reliance on these manufacturers poses a number of risks, including lack of control over the manufacturing process and ultimately over the quality and timing of delivery of our products. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers, and we may not be able to do this in a timely manner or on reasonable terms. Additionally, we may be subject to currency fluctuations, potentially adverse tax consequences, unexpected changes in regulatory requirements, tariffs and other trade barriers, export controls, natural disasters, or political and economic instability. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative manufacturers could materially and adversely affect our business and operating results. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventory levels could be inadequate or excessive, which could result in damage to our reputation with our customers and in the marketplace, as well as possible shortages of products or write-offs of excess inventory.

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

We may be required to settle in cash a conditional restricted stock unit grant to our Chief Executive Officer upon the consummation of a Corporate Event.

In October 2023, our board of directors approved a conditional commitment to issue restricted stock units to Mr. Humphreys pursuant to that certain employment letter agreement with Mr. Humphreys dated as of September 14, 2015 and the amendment thereto dated as of October 4, 2023 (as so amended, the “Agreement”). In the event of (i) a sale or merger of a material business unit at a price and on terms determined by the board of directors to constitute a qualifying transaction or (ii) a Change of Control, as defined in the Agreement (each, a “Corporate Event”) prior to October 4, 2027 and subject to Mr. Humphreys’ continued employment with the Company (except as provided in the Agreement), we will be required to grant Mr. Humphreys 365,000 fully vested restricted stock units (the “Conditional Award”), effective as of immediately prior to the consummation of the Corporate Event, which will settle for either stock or cash upon the consummation of the Corporate Event in accordance with the Agreement. If we do not have sufficient available stock reserved under our 2011 Incentive Compensation Plan at the time, we would be required to settle a portion or all of the Conditional Award in cash, based on the fair market value of our common stock as provided in the Agreement. The amount of any such cash settlement could be material.

We cannot assure you that our evaluation of strategic alternatives will result in any outcomes that maximize stockholder value.

We previously disclosed that our board of directors initiated an exploration of strategic alternatives for the Company intended to maximize stockholder value, and such strategic review is a major focus of our Company. No assurance can be given as to the outcome of the process, including whether the process will result in a transaction, the timing of any such transaction or whether any transaction will successfully achieve its intended benefits.

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

A significant portion of our business is conducted in foreign currencies, principally the euro, Indian Rupee and Thai Baht. Fluctuations in the value of foreign currencies relative to the U.S. dollar will result in currency exchange gains and losses in our reported results. If a significant portion of operating expenses are incurred in a foreign currency such as the euro, Indian Rupee or Thai Baht, and revenues are generated in U.S. dollars, exchange rate fluctuations might have a positive or negative net financial impact on these transactions, depending on whether the value of the U.S. dollar decreases or increases compared to that currency. In addition, the valuation of current assets and liabilities that are denominated in a currency other than the functional currency can result in currency exchange gains and losses. For example, when one of our subsidiaries uses the euro as the functional currency, and this subsidiary has a receivable in U.S. dollars, a devaluation of the U.S. dollar against the euro of 10% would result in a foreign exchange loss to the reporting entity of 10% of the value of the underlying U.S. dollar receivable. We cannot predict the effect of exchange rate fluctuations upon future operating results. The effect of currency exchange rate changes may increase or decrease our costs and/or revenues in any given period, and we may experience currency losses in the future. To date, we have not adopted a hedging program to protect against the risks associated with foreign currency fluctuations.

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

As an example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023 which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the unitary patent system and any potential changes.

We face risks from claims of third parties and litigation, which could have an adverse effect on our results of operations.

We have received, and may in the future receive, notices of claims of infringement and misappropriation or misuse of other parties’ proprietary rights. From time to time, we are subject to claims of third parties, possibly resulting in litigation, which could include, among other things, claims regarding infringement of the intellectual property rights of third parties, product defects, employment-related claims, and claims related to acquisitions, dispositions or restructurings. We cannot assure you that we will prevail in such actions, or that other actions alleging misappropriation or misuse by us of third-party trade secrets, alleging infringement by us of third-party patents and trademarks or challenging the validity of our patents, will not be asserted or prosecuted against us. Addressing any such claims or litigation may be time-consuming and costly, divert management resources, cause product shipment delays, require us to redesign our products, require us to accept returns of products and to write-off inventory, or result in other adverse effects to our business. Any of the foregoing could have a material adverse effect on our results of operations and could require us to pay significant monetary damages.

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

As a public company, we must maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we identify one or more material weaknesses in our internal controls, our management will be unable to conclude that our internal control over financial reporting is effective. Our independent registered public accounting firm is required to issue an attestation report on the effectiveness of our internal control over financial reporting every fiscal year. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

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

We incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We incur significant legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. If these requirements divert the attention of our management and personnel from other aspects of our business, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations applicable to public companies substantially increase our legal, accounting and financial compliance costs, require that we hire additional personnel and make some activities more time-consuming and costly. It may also be more expensive for us to obtain director and officer liability insurance.

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
•
general market downturns.

In addition, the stock market has experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political, regulatory and market conditions, may negatively affect the market price of our common stock, regardless of our actual operating performance.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our stock, and future sales of shares of our common stock could adversely affect our stock price.

We have issued a significant number of shares of our common stock as well as warrants to purchase shares of our common stock, in connection with a number of financing transactions and acquisitions in the recent years. In the future, from time to time we may issue additional previously authorized and unissued securities, resulting in additional dilution of the ownership interests of our current stockholders.

In addition, we have reserved shares of common stock for potential future issuance including stock issuable pursuant to our equity incentive plans and the conversion of our preferred stock. As of March 1, 2024, 1,202,748 shares of common stock are reserved for future grants and outstanding equity awards under our equity incentive plans and an additional 8,231,477 shares of common stock are reserved for future issuance in connection with other potential issuances, including conversion of our preferred stock. We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, and future financings or for other business purposes. If we issue additional securities, the aggregate percentage ownership of our existing stockholders will be reduced. In addition, any new securities that we issue may have rights senior to those of our common stock. The issuance of additional shares of common stock or preferred stock or other securities, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have established policies and processes for assessing, identifying and managing material cybersecurity risks, and have integrated these processes into our overall risk management processes. We have also established policies and processes for managing and responding to material cybersecurity incidents.

We routinely assess material cybersecurity risks, including potential unauthorized occurrences on, or conducted through, our information systems that may compromise the confidentiality, integrity or availability of those systems or information maintained in them. We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments when there is a material change in our business practices that we believe could affect information systems that are vulnerable to cybersecurity threats. These risk assessments include identifying reasonably foreseeable internal and external risks and the potential harm if the risks were to materialize using tools such as a SIEM (Network and Cloud Platform Log Collector), Network Vulnerability Scanner, and other utilities for monitoring all Company assets. We conduct these risk assessments directly and also engage security product platform support teams as needed.

Following these risk assessments, we evaluate how to appropriately implement and maintain reasonable safeguards to mitigate identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate members of our management team, including our executive staff, IT team, and Global Director of IT who reports to our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), to manage the risk assessment and mitigation process. As part of our overall risk management, we collaborate cross-functionally to monitor and test our safeguards and to train our employees on cybersecurity risks and safeguards. We offer cybersecurity training programs for employees at all levels and departments.

We require appropriate third-party service providers to certify that they can implement and maintain appropriate security measures, consistent with all applicable laws, in connection with their work for us, and to promptly report any suspected breach of their security measures that may affect our Company. We oversee and identify risks from cybersecurity threats associated with our use of service providers through an onboarding vendor risk management program.

While we have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business strategy, results of operations, or financial condition, there can be no guarantee that we will not experience such threats or incidents in the future. Like any technology provider, we have experienced cybersecurity incidents in the past which were remediated on a case-by-case basis. See “Risk Factors” for more information on our cybersecurity risks.

Cybersecurity Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors has been responsible for monitoring and assessing our strategic risk exposure with respect to cybersecurity risks and, going forward, the audit committee of our board of directors will oversee management of such risks. Our executive officers, including our CEO and CFO, are responsible for day-to-day management of the material risks we face.

Our Global Director of IT, in coordination with our executive officers, including our CEO and CFO, are responsible for assessing and managing material risks from cybersecurity threats, as well as managing and responding to material cybersecurity incidents if any occur. Our Global Director of IT has over 30 years of experience in various information technology roles, which experience includes management of cybersecurity matters, including over 20 years of experience as an IT Director. Our CEO has over 30 years of experience in information technology and cybersecurity risk management at the Company and at similar companies, and our CFO has over 10 years of experience in risk management at the Company and at similar companies, including risks arising from cybersecurity threats.

Our Global Director of IT provides weekly briefings to the CEO and CFO about our cybersecurity risks and activities, including cybersecurity incidents and responses, cybersecurity systems testing, third-party activities and related topics. In the event threats and incidents are identified as potentially significant, the CEO and CFO will promptly report to our audit committee. As part of our continued investment in developing our overall risk management process, going forward, our Global Director of IT will provide periodic updates to the audit committee on the Company’s cybersecurity policies and processes, material cybersecurity risks and mitigation strategies, and the audit committee will provide periodic reports to the board of directors on such matters.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Fremont, California and we maintain operational headquarters in Santa Ana, California. We lease additional facilities to house our engineering, sales and marketing, administrative and manufacturing functions. At December 31, 2023, our major facilities consisted of the following:

Location	Function	Square Feet	Lease Expiration
Fremont, California	Corporate headquarters	3,082	November 2024
Santa Ana, California	Administration; manufacturing; research and development	34,599	January 2028
Sauerlach, Germany	European operations; research and development; sales	5,156	April 2026
Chennai, India	Research and development	17,500	September 2024
Ayutthaya, Thailand	RFID/NFC product manufacturing	22,604	March 2028
Singapore	RFID/NFC product manufacturing	27,545	August 2026

ITEM 3. LEGAL PROCEEDINGS

We may from time to time become subject to various legal proceedings and claims arising in the ordinary course of business or could be named a defendant in other lawsuits. Legal proceedings could result in material costs, occupy significant management resources and entail penalties, even if we prevail. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows. We are not a party to any material legal proceedings as of December 31, 2023.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers

Information concerning our executive officers as of March 1, 2024 is as follows:

Steven Humphreys, 62, has served as our CEO since September 2015 and as a director since July 1996. Mr. Humphreys previously served as Chairman of the Board from September 2013 until September 9, 2015. Previously, he also served as Lead Director from May 2010 until April 2013 and as Chairman of the Board from April 2000 to March 2007. Mr. Humphreys also served as President of the Company from July 1996 to December 1996 and as President and Chief Executive Officer from January 1997 to July 1999. From November 2011 to December 2014, Mr. Humphreys served as chief executive officer of Flywheel Software, Inc., a location-based mobile solutions company. From October 2008 until its acquisition by SMSC in February 2011, Mr. Humphreys served as Chief Executive Officer and President of Kleer Corporation, a provider of wireless audio technology. From October 2001 to October 2003, he served as Chairman of the Board and Chief Executive Officer of ActivIdentity Corporation ("ActivIdentity"), a provider of digital identity solutions, a publicly-listed company until its acquisition by HID Global in December 2010. He also served as a director of ActivIdentity from March 2008 until December 2010. Previously, Mr. Humphreys was President of Caere Corporation ("Caere"), a publicly-listed optical character recognition software company. Prior to Caere, he spent ten years with General Electric in a variety of factory automation and information technology positions, most recently leading the Information Delivery Services business unit of GE Information Services. Philanthropically, Mr. Humphreys has been an elected public school board trustee and a contributor to a range of education-oriented charities. He also serves on the board of Summit Public Schools, a charter school system with schools across the West Coast, and developer of the Summit Learning System, developed in cooperation with Facebook and deployed in over 1,000 schools nationwide. Mr. Humphreys holds a B.S. degree from Yale University and M.S. and M.B.A. degrees from Stanford University.

Justin Scarpulla, 50, has served as our CFO since December 2021. Mr. Scarpulla previously served as Director of Finance at Space Exploration Technologies Corp., a company that designs, manufactures and launches advanced rockets and spacecraft, from May 2017 to December 2021. From May 2016 to May 2017, Mr. Scarpulla served as Vice President of Accounting & Finance at Incipio, LLC, a designer and manufacturer of mobile device accessories and technologies. Mr. Scarpulla served as Vice President and Corporate Controller at Vizio, Inc. (NYSE: VZIO), a designer and manufacturer of entertainment-focused technologies, from 2015 to 2016 and at JustFab, Inc., an online subscription fashion retailer, from 2014 to 2015. He also served as Chief Accounting Officer and Corporate Controller at MaxLinear, Inc. (NYSE: MXL), a provider of radio frequency, analog, digital and mixed-signal integrated circuits, from 2011 to 2014. From 1999 to 2011, Mr. Scarpulla held various roles in finance at Broadcom Corporation (Nasdaq: BRCM), a provider of semiconductor and infrastructure software solutions, including Director of Financial Reporting. Mr. Scarpulla is a Certified Public Accountant and started his career at Ernst & Young LLP. Mr. Scarpulla holds a B.A. in Accounting and Finance from California State University Fullerton.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Capital Market under the symbol “INVE.” According to data available at March 5, 2024, we had 106 registered holders of our common stock. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us.

During the three months ended December 31, 2023, we repurchased 54,012 shares of our common stock. The table below sets forth information regarding the Company's purchases of its common stock during the three months ended December 31, 2023:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2023 – October 31, 2023	11,737	$7.63	—	—
November 1, 2023 – November 30, 2023	5,174	6.33	—	—
December 1, 2023 – December 31, 2023	37,101	7.00	—	—
Total	54,012	$7.07	—

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

The following stock performance graph compares total stockholder returns for our common stock from December 31, 2018 through December 31, 2023 against the Nasdaq Market Composite Index and the RDG Technology Composite, assuming a $100 investment made on December 31, 2018. Each of the two comparative measures of cumulative total return assumes reinvestment of dividends. The stock performance shown on the graph below is not necessarily indicative of future price performance.

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

We have omitted discussion of the earliest of the three years covered by our consolidated financial statements presented in this Annual Report because that disclosure was already included in our Annual Report on Form 10-K for fiscal 2022, filed with the SEC on March 16, 2023. You are encouraged to reference Part II, Item 7, within that report, for a discussion of our financial condition and results of operations for fiscal 2021 compared to fiscal 2022.

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

Factors Affecting Our Performance

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. That pace, scope and depth accelerated during 2023 and 2022 causing large fluctuations in our operating results. During 2023, we believe RFID deployments continued to occur at a much faster pace of growth than historically. We believe significant improvement in chip capabilities at lower costs, combined with the incorporation of the full NDEF (NFC data exchange format) protocol by Apple in its iPhone 12 and newer models and iOS 14 has accelerated the opportunities for product engineers to integrate RFID into their products to create new and more engaging customer experiences, product reliability and performance. As the market hit this pivot point, we expanded both our capacity and technical leadership. We track growth indicators including design wins, customer launches and technology launches. We have made investments in our technology, high quality and automation production facilities, and we believe that our competitive advantages will continue to drive growth.

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

Purchasing of our Products and Services for U.S. Federal Government Security Programs

In addition to the general seasonality of demand, overall U.S. Federal government expenditure patterns have a significant effect on demand for our products due to the significant portion of revenue that are typically sourced from U.S. Federal government agencies. Drivers of growth included our technology strength and proven security solutions, work from home mandates in connection with the recent COVID-19 pandemic, and continued strength in investments for security across a number of different agencies. We believe that the success and growth of our business will continue through the U.S. Federal government focus on security and our successful procurement of government business. If there are changes in government purchasing policies or budgetary constraints there could be implications for our growth prospects and operating results. If we are unable to meet end-user or customer volume or performance expectations, then our business prospects and operating results may be adversely affected.

Impacts of Macroeconomic Conditions and Other Factors on our Business

We conduct operations internationally with sales in the Americas, Europe and the Middle East, and Asia-Pacific regions. Our manufacturing operations and third-party contract manufacturers are located in China, Singapore, and Thailand/Southeast Asia. We purchase certain products and key components from a limited number of sources that depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. In view of the rapidly changing business environment, we have experienced delays and reductions in customer orders, shifting supply chain availability, component shortages, and other production-related challenges. We are currently unable to determine if there will be any continued disruption and the extent to which this may have future impact on our business. We continue to monitor the global supply chain challenges and its effect on our financial position, results of operations, and cash flows.

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

Results of Operations

The following table includes net revenue and net profit information by business segment and reconciles gross profit to income (loss) before income tax provision (in thousands, except percentages).

	Year Ended December 31,
	2023	2022	% Change
Identity:
Net revenue	$68,117	$67,422	1%
Gross profit	14,679	15,153	(3%)
Gross profit margin	22%	22%
Premises:
Net revenue	48,266	45,493	6%
Gross profit	27,485	25,791	7%
Gross profit margin	57%	57%
Total:
Net revenue	116,383	112,915	3%
Gross profit	42,164	40,944	3%
Gross profit margin	36%	36%
Operating expenses:
Research and development	11,590	9,916	17%
Selling and marketing	22,555	20,730	9%
General and administrative	12,360	10,429	19%
Restructuring and severance	714	202	253%
Total operating expenses	47,219	41,277	14%
Loss from operations	(5,055)	(333)	1,418%
Non-operating income (expense):
Interest expense, net	(427)	(143)	199%
Gain on investment	132	30	340%
Foreign currency gains, net	25	155	(84%)
Loss before income tax provision	$(5,325)	$(291)	1,730%

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Year Ended December 31,
	2023	2022	% Change
Americas	$84,512	$76,799	10%
Europe and the Middle East	17,880	15,900	12%
Asia-Pacific	13,991	20,216	(31)%
Total	$116,383	$112,915	3%
As a percentage of net revenue:
Americas	73%	68%
Europe and the Middle East	15%	14%
Asia-Pacific	12%	18%
Total	100%	100%

Fiscal 2023 Compared with Fiscal 2022

Net Revenue

Net revenue in 2023 was $116.4 million, an increase of 3% compared with $112.9 million in 2022. Net revenue in the Americas was $84.5 million in 2023, an increase of 10% compared with $76.8 million in 2022. Net revenue in Europe, the Middle East, and Asia-Pacific was approximately $31.9 million in 2023, a decrease of 12% compared with $36.1 million in 2022. Sales of RFID and NFC products and smart card readers comprised a significant proportion of our net revenue in these regions.

Identity Segment

Net revenue in our Identity segment was $68.1 million in 2023, an increase of 1% compared with $67.4 million in 2022. Net revenue in this segment in 2023 and 2022 represented 59% and 60%, respectively, of our net revenue. Net revenue in this segment in the Americas in 2023 increased 14% compared with 2022 primarily due to higher sales of RFID transponder products to customers in the healthcare and specialty packaging markets, and higher sales of our legacy smart card readers, partially offset by lower sales of access cards. Net revenue in this segment in Europe, the Middle East, and the Asia-Pacific decreased 13% in 2023 compared with 2022 primarily due to lower sales of RFID transponder products, our legacy smart card readers, and access cards. Sales of RFID and NFC products and smart card readers comprise a significant proportion of our net revenue in these regions. RFID transponder products comprised approximately 66% of net revenue in these regions in 2023, and 67% of net revenue in 2022, while smart card reader sales in 2023 and 2022 comprised approximately 22% and 22% of the net revenue, respectively.

Premises Segment

Net revenue in our Premises segment was $48.3 million in 2023, an increase of 6% compared with $45.5 million in 2022. Net revenue in this segment in 2023 and 2022 represented 41% and 40%, respectively, of our net revenue. Net revenue from our Premises segment for security programs within various U.S. government agencies and commercial customers for access control and video solutions, as well as reader, controller and appliance products, represented approximately 53% of our net revenue in the Americas. Net revenue in this segment in the Americas in 2023 increased 7% compared with 2022 due to higher sales of Hirsch Velocity hardware, software, and related support services across both federal government and commercial businesses, partially offset by lower sales of video analytical software products. Net revenue in this segment across Europe, the Middle East, and Asia-Pacific in 2023 was comparable with 2022. Net revenue in these regions is primarily project driven and can vary period to period.

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

Gross Profit and Gross Margin

Gross profit for 2023 was $42.2 million, or 36% of net revenue, compared to $40.9 million or 36% of net revenue in 2022. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

Identity Segment

In our Identity segment, gross profit was $14.7 million in 2023 compared with $15.2 million in 2022. Gross profit margins in the Identity segment in 2023 of 22% were consistent with 22% in 2022 as product mix was comparable year-over-year.

Premises Segment

In our Premises segment, gross profit was $27.5 million in 2023 compared with $25.8 million in 2022. Gross profit margins in the Premises segment in 2023 of 57% were consistent with 57% in 2022 as product mix was comparable year-over-year.

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

Operating Expenses

Information about our operating expenses for the years ended December 31, 2023 and 2022 is set forth below.

Research and Development

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Research and development expenses	$11,590	$9,916	$1,674	17%
Percentage of revenue	10%	9%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in 2023 increased compared with 2022 primarily due to higher headcount and related payroll costs, higher certification costs in line with our product development roadmap, higher subscription costs, as well as higher non-recurring engineering costs.

Selling and Marketing

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Selling and marketing expenses	$22,555	$20,730	$1,825	9%
Percentage of revenue	19%	18%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses in 2023 increased compared with 2022 primarily due to higher headcount and related payroll costs and higher travel related costs, partially offset by lower external contractor costs in 2023.

General and Administrative

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
General and administrative expenses	$12,360	$10,429	$1,931	19%
Percentage of revenue	11%	9%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses in 2023 increased compared with 2022 primarily due to higher headcount and related payroll costs, higher stock-based compensation costs, and professional services and legal fees of $0.4 million associated with strategic review-related activities incurred in 2023.

Restructuring and Severance

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Restructuring and severance expenses	$714	$202	$512	253%

Restructuring expenses incurred in 2023 consisted of severance related costs of $421,000 and other restructuring related costs, including the write-off of capitalized software development costs of $333,000 associated with a specific product we had developed but were unable to sell. Restructuring expenses incurred in 2022 included severance related costs of $353,000 which was partially offset by a net credit of $151,000 associated with a settlement agreement for outstanding rental payments due the landlord on leased office space in San Francisco, California. The net credit represented the difference between amounts accrued and the settlement amount.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the years ended December 31, 2023 and 2022 is set forth below.

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Interest expense, net	$(427)	$(143)	$284	199%
Gain on investment	$132	$30	$102	340%
Foreign currency gains, net	$25	$155	$(130)	(84)%

Interest expense, net consists of interest on financial liabilities and amortization of debt issuance costs. The increase in interest expense in 2023 compared to 2022 was attributable to borrowings outstanding under our revolving loan facility with our lender in 2023.

Gain on investment is associated with additional proceeds received in connection with the acquisition of a private company that we had invested in, which had been fully impaired and had no carrying value.

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. dollar, the Indian Rupee, the Canadian dollar, the Thai Baht, and the Euro. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Tax Provision

	Year Ended December 31,
	2023	2022	$ Change	% Change
	($ in thousands)
Income tax provision	$164	$101	$63	62%

As of December 31, 2023, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the year ended December 31, 2023. The effective tax rate for the year ended December 31, 2023 differs from the federal statutory rate of 21% primarily due to stock-based compensation, and the provision in certain foreign jurisdictions partially offset by the change in the valuation allowance. The effective tax rate for the year ended December 31, 2022 differs from the federal statutory rate of 21% primarily due to stock-based compensation, global intangible low taxed income ("GILTI") inclusions, and the provision in certain foreign jurisdictions partially offset by the change in the valuation allowance.

Liquidity and Capital Resources

As of December 31, 2023, our working capital, defined as current assets less current liabilities, was $48.7 million, a decrease of $3.0 million compared to $51.7 million as of December 31, 2022. As of December 31, 2023, our cash and cash equivalents balance was $23.3 million.

On February 8, 2017, we entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, on April 14, 2022, we amended and restated the Loan Agreement by replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25%, and certain financial covenants were amended. On February 8, 2023, we entered into an amendment (the "Fourth Amendment") to the Loan Agreement. The Fourth Amendment amends the Loan Agreement to, among other things, extend the maturity date to February 8, 2025 and amend certain financial covenants. We were not in compliance with a financial covenant under the Loan Agreement as of December 31, 2023, which non-compliance was waived by EWB.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of December 31, 2023, the amount of cash included at such subsidiaries was $7.8 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of December 31, 2023, we had a total accumulated deficit of $414.9 million.

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

The following summarizes our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Net cash provided by (used in) operating activities	$1,157	$(7,807)
Net cash used in investing activities	(4,152)	(3,872)
Net cash provided by (used in) financing activities	10,073	(1,039)
Effect of exchange rates on cash, cash equivalents, and restricted cash	169	48
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,247	(12,670)
Cash, cash equivalents, and restricted cash, beginning of year	17,137	29,807
Cash, cash equivalents, and restricted cash, end of year	$24,384	$17,137

Cash flows from operating activities

Cash provided by operating activities in 2023 of $1.2 million was primarily due to net loss of $5.5 million, offset by adjustments for certain non-cash items of $6.6 million, consisting primarily of depreciation, amortization, stock-based compensation and gain on investment.

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

Cash flows from investing activities

Cash used in investing activities in 2023 of $4.2 million was due to capital investment expenditures in our manufacturing facility in Thailand, partially offset by $0.1 million related to additional proceeds received from an investment.

Cash used in investing activities in 2022 of $3.9 million was primarily due to capital investment expenditures in our manufacturing facility in Singapore and our research and development facility in Germany.

Cash flows from financing activities

Cash provided by financing activities in 2023 was primarily due to net borrowings of $9.9 million under our revolving loan facility with our lender, proceeds received from the exercise of warrants by 21 April Fund, LP and 21 April Fund, Ltd. of approximately $1.0 million, partially offset by taxes paid related to net share settlement of restricted stock units of $0.8 million.

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

Contract Balances

Amounts invoiced in advance of services being provided are accounted for as deferred revenue. The deferred revenue balance is primarily related to software maintenance contracts. Payment terms and conditions vary by contract type, although payment is typically due within 30 to 60 days of contract inception. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts do not include a significant financing component. The primary purpose of our invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from our customers. Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables and are included in other current assets on the consolidated balance sheet. As of December 31, 2023 and 2022, the amount of unbilled receivables were immaterial.

Allowance for Credit Losses

Our allowance for credit losses is based on our assessment of the collectibility of customer accounts. We regularly review our receivables that remain outstanding past their applicable payment terms and establish an allowance and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Although we expect to collect net amounts due as stated on the consolidated balance sheets, actual collections may differ from these estimated amounts.

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

As of December 31, 2023, we have federal and state income tax net operating loss (“NOL”) carryforwards of $89.0 million and $49.8 million, respectively, which will expire at various dates.

We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2023, will be accounted for as a reduction of income tax expense.

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

We believe that none of the unrecognized tax benefits, excluding the associated interest and penalties, which are insignificant, may be recognized by the end of 2023.

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

Stock-based Compensation

We recognize stock-based compensation expense for all share-based payment awards in accordance with ASC 718, Compensation – Stock Compensation. Stock-based compensation expense for expected-to-vest awards is valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. We utilize the Black Scholes pricing model in order to determine the fair value of stock-based option awards. The Black Scholes pricing model requires various highly subjective assumptions including volatility, expected option life, and risk-free interest rate. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. These estimates involve inherent uncertainties and the application of management judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. In addition, we estimate the expected forfeiture rate and recognize expense only for those expected-to-vest shares. If our actual forfeiture rate is materially different from our estimate, our recorded stock-based compensation expense and operating results could be different.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are primarily exposed to changes in currency exchange rates as certain of our operations are conducted in foreign currencies such as the Indian Rupee, the Thai Baht, the Canadian Dollar, and the Euro.

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

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our consolidated financial statements. We have performed sensitivity analyses as of December 31, 2023 and December 31, 2022 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. Dollar compared to the functional currency of the foreign subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of December 31, 2023 and December 31, 2022. The results of these sensitivity analyses indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.7 million as of December 31, 2023 and $1.1 million as of December 31, 2022.

Translation Exposure

We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. Dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. Dollars results in a gain or loss which is recorded as a component of accumulated other comprehensive income (loss) in our consolidated statements of stockholders’ equity.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Identiv, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Identiv, Inc. (a Delaware Corporation) and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2024, expressed an unqualified opinion.

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

Inventory Valuation – Adjustments for Excess or Obsolete Inventories

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated inventories balance was $28.7 million as of December 31, 2023. The Company’s inventories are valued using standard cost, approximating average cost, and are stated at the lower of cost or net realizable value. The Company adjusts the carrying value of inventories based on assumptions about future demand, market conditions and technical obsolescence. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.

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

San Jose, California

March 14, 2024

IDENTIV, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$23,312	$16,650
Restricted cash	1,072	487
Accounts receivable, net of allowances of $2,627 and $2,666 as of December 31, 2023 and 2022, respectively	21,969	24,826
Inventories	28,712	28,958
Prepaid expenses and other current assets	4,421	4,177
Total current assets	79,486	75,098
Property and equipment, net	9,320	6,719
Operating lease right-of-use assets	5,214	4,373
Intangible assets, net	4,251	5,265
Goodwill	10,218	10,190
Other assets	1,234	1,120
Total assets	$109,723	$102,765
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,250	$15,231
Financial liabilities, net of debt issuance costs of $51 and $0 as of December 31, 2023 and 2022, respectively	9,949	—
Operating lease liabilities	1,714	1,190
Deferred revenue	2,341	2,068
Accrued compensation and related benefits	2,334	2,757
Other accrued expenses and liabilities	2,194	2,147
Total current liabilities	30,782	23,393
Long-term operating lease liabilities	3,716	3,366
Long-term deferred revenue	927	587
Other long-term liabilities	26	25
Total liabilities	35,451	27,371

Commitments and contingencies (see Note 16)
Stockholders' equity:
Stockholders' equity:
Series B preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 24,902 and 24,168 shares issued and 23,247 and 22,623 shares outstanding as of December 31, 2023 and 2022, respectively	25	24
Additional paid-in capital	500,752	495,818
Treasury stock 1,655 and 1,545 shares as of December 31, 2023 and 2022, respectively	(12,969)	(12,173)
Accumulated deficit	(414,870)	(409,381)
Accumulated other comprehensive income	1,329	1,101
Total stockholders' equity	74,272	75,394
Total liabilities and stockholders' equity	$109,723	$102,765

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$116,383	$112,915	$103,769
Cost of revenue	74,219	71,971	66,702
Gross profit	42,164	40,944	37,067
Operating expenses:
Research and development	11,590	9,916	8,673
Selling and marketing	22,555	20,730	17,033
General and administrative	12,360	10,429	11,891
Restructuring and severance	714	202	817
Total operating expenses	47,219	41,277	38,414
Loss from operations	(5,055)	(333)	(1,347)
Non-operating income (expense):
Interest expense, net	(427)	(143)	(483)
Gain on forgiveness of Paycheck Protection Program note	—	—	2,946
Gain on investment	132	30	611
Foreign currency gains (losses), net	25	155	(79)
Income (loss) before income tax provision	(5,325)	(291)	1,648
Income tax provision	(164)	(101)	(28)
Net income (loss)	$(5,489)	$(392)	$1,620

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	228	(848)	(629)
Comprehensive income (loss)	$(5,261)	$(1,240)	$991

Net income (loss) per common share:
Basic	$(0.29)	$(0.07)	$0.02
Diluted	$(0.29)	$(0.07)	$0.02
Weighted average shares used in computing net income (loss) per common share:
Basic	23,068	22,659	21,340
Diluted	23,068	22,659	22,267

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except par value)

					Additional			Accumulated Other
	Series B Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2021	5,000	$5	18,055	$19	$452,129	$(9,933)	$(410,609)	$2,578	$34,189
Net income	—	—	—	—	—	—	1,620	—	1,620
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(629)	(629)
Issuance of common stock in connection with vesting of stock awards	—	—	421	1	—	—	—	—	1
Proceeds from exercise of stock options	—	—	29	—	299	—	—	—	299
Stock-based compensation	—	—	—	—	2,606	—	—	—	2,606
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(82)	—	—	(1,201)	—	—	(1,201)
Issuance of common stock in connection with warrant exercise	—	—	28	—	—	—	—	—	-
Issuance of common stock in connection with public offering	—	—	3,779	4	37,623	—	—	—	37,627
Balances, December 31, 2021	5,000	5	22,230	24	492,657	(11,134)	(408,989)	1,949	74,512
Net loss	—	—	—	—	—	—	(392)	—	(392)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(848)	(848)
Issuance of common stock in connection with vesting of stock awards	—	—	461	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,161	—	—	—	3,161
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(68)	—	—	(1,039)	—	—	(1,039)
Balances, December 31, 2022	5,000	5	22,623	24	495,818	(12,173)	(409,381)	1,101	75,394
Net loss	—	—	—	—	—	—	(5,489)	—	(5,489)
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	228	228
Issuance of common stock in connection with vesting of stock awards	—	—	459	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,971	—	—	—	3,971
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(110)	—	—	(796)	—	—	(796)
Proceeds from exercise of warrants			275		963				963
Balances, December 31, 2023	5,000	$5	23,247	$25	$500,752	$(12,969)	$(414,870)	$1,329	$74,272

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows used in operating activities:
Net income (loss)	$(5,489)	$(392)	$1,620
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,732	2,272	1,971
Provision for (recovery from) credit losses	—	—	2,562
Gain on forgiveness of Paycheck Protection Program note	—	—	(2,946)
Gain on investment	(132)	(30)	(611)
Accretion of interest on contractual payment obligation	—	—	43
Loss on disposal of fixed assets	—	68	—
Amortization of debt issuance costs	43	—	108
Stock-based compensation expense	3,971	3,161	2,606
Impairment of right-of-use operating lease asset	—	—	281
Changes in operating assets and liabilities:
Accounts receivable	2,890	(5,051)	(3,572)
Inventories	219	(9,330)	389
Prepaid expenses and other assets	(361)	(1,210)	(12)
Accounts payable	(2,530)	4,073	(441)
Contractual payment obligation liability	—	—	(1,083)
Deferred revenue	613	222	67
Accrued expenses and other liabilities	(799)	(1,590)	246
Net cash provided by (used in) operating activities	1,157	(7,807)	1,228
Cash flows from investing activities:
Capital expenditures	(4,284)	(3,902)	(2,087)
Proceeds from investment	132	30	611
Net cash used in investing activities	(4,152)	(3,872)	(1,476)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	23,906	—	3,964
Repayments under revolving loan facility	(14,000)	—	(18,548)
Repayments of April 21 Funds promissory notes	—	—	(2,800)
Proceeds from the sale of common stock, net of issuance costs	—	—	37,627
Taxes paid related to net share settlement of restricted stock units	(796)	(1,039)	(1,201)
Proceeds from exercise of warrants	963	—	—
Proceeds from exercise of stock options	—	—	299
Net cash provided by (used in) financing activities	10,073	(1,039)	19,341
Effect of exchange rates on cash, cash equivalents, and restricted cash	169	48	(695)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,247	(12,670)	18,398
Cash, cash equivalents and restricted cash
Beginning of period	17,137	29,807	11,409
End of period	$24,384	$17,137	$29,807
Supplemental Disclosures of Cash Flow Information:
Interest paid	$451	$6	$340
Taxes paid, net	$123	$88	$74
Non-cash investing and financing activities:
Dividends earned on Series B preferred stock	$1,266	$1,206	$1,148
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$2,368	$3,646	$183
Reclassification of debt issuance costs to prepaid expenses and other current assets	$—	$—	$114

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Description of Business — Identiv, Inc. and its wholly owned subsidiaries (the “Company”) is a global security technology company provider of secure identification and physical security solutions that secure things, data and physical places. Global organizations in the mobility, consumer, government, healthcare, education and other markets rely upon the Company’s solutions. The Company’s solutions allow its customers to create safe, secure, validated and convenient experiences in their interaction with physical things around them and physical places like schools, government offices, factories, transportation, hospitals and other types of facilities. The Company’s corporate headquarters are in Fremont, California. The Company maintains research and development facilities in California, India, and Germany, manufacturing facilities in Singapore and Thailand, and local operations and sales facilities in Germany, Hong Kong, Japan, Canada, and the United States. The Company was founded in 1990 in Munich, Germany and was incorporated in 1996 under the laws of the State of Delaware.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications — Certain reclassifications have been made to the fiscal year 2022 consolidated financial statements to conform to the fiscal year 2023 presentation. The reclassifications had no impact on net income (loss), total assets, total liabilities, or stockholders’ equity.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes judgment is involved in determining revenue recognition; analysis of allowance for credit losses; impairment of goodwill and intangible assets; the recoverability of long-lived assets; stock-based compensation expense; and income tax uncertainties. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

Cash and Cash Equivalents and Restricted Cash — The Company considers all highly liquid investments with an original maturity of 90 days or less or investments with a remaining maturity of 90 days or less at the date of purchase to be cash equivalents and investments with original maturities greater than 90 days but less than one year to be short-term investments.

Restricted cash as of December 31, 2023 and 2022 of $1.1 million and $0.5 million, respectively, pertains primarily to a stand by letter of credit with a manufacturer for equipment purchased for the Company’s manufacturing facility in Thailand.

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with what it considers high credit quality financial institutions. One customer accounted for 12% of net revenue for the year ended December 31, 2023, while no customer accounted for 10% or more of net revenue for the years ended December 31, 2022 or 2021, respectively. As of December 31, 2023 and 2022, no customer accounted for 10% or more of the Company's accounts receivable, net balance. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements. The Company relies upon a limited number of suppliers for some key components of their products which exposes them to various risks. As of December 31, 2023, two suppliers accounted for 12% and 10%, respectively, of the Company's accounts payable, and one supplier accounted for 11% of the Company's accounts payable as of December 31, 2022.

Allowance for Credit Losses — The allowance for credit losses is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes an allowance and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Although the Company expects to collect net amounts due as stated on the consolidated balance sheets, actual collections may differ from these estimated amounts.

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

Long-Lived Assets — The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. There were no impairment losses recorded during the years ended December 31, 2023, 2022 or 2021, other than software development costs expensed as described below.

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

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and consist primarily of employee compensation, external contractor costs, and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achieving technological feasibility have not been significant and generally have been expensed as incurred. In the fourth quarter of 2023, due to the inability to sell a specific product that had been developed, the Company wrote-off the associated capitalized software development costs totaling $333,000 which was recorded to restructuring expense in the Company's consolidated statements of comprehensive income (loss). As of December 31, 2023 and 2022, the net amount of capitalized software development costs were $146,000 and $515,000, respectively, and are included in other current and long term assets in the accompanying consolidated balance sheets.

The Company capitalizes certain costs for its internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The Company recorded amortization expense related to software development costs of $82,000, $45,000 and $55,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company capitalized software development costs of $93,000, $84,000 and $103,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising costs were not significant for the years ended December 31, 2023, 2022 and 2021.

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

Comprehensive Income (Loss) — Comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 has been disclosed within the consolidated statements of comprehensive income (loss). Other accumulated comprehensive income (loss) includes net foreign currency translation adjustments, net of tax, which are excluded from consolidated net income (loss).

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive income (loss) and gains and losses from transactions denominated in currencies other than the functional currency of the Company are included in the Company’s consolidated statements of comprehensive income (loss). The Company recognized net currency transaction gains of $25,000 and $155,000 in 2023 and 2022, respectively, and net currency transaction losses of $79,000 in 2021.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact of the new standard on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for “annual financial statements that have not yet been issued or made available for issuance.” Adoption is either prospectively or retrospectively, the Company will adopt this ASU on a prospective basis. The Company is currently evaluating the impact of the new standard on the consolidated financial statements and related disclosures.

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

Total net sales based on the disaggregation criteria described above are as follows (in thousands):

	Year Ended December 31,
	2023			2022			2021
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$81,050	$3,462	$84,512	$73,317	$3,482	$76,799	$66,162	$3,234	$69,396
Europe and the Middle East	17,506	374	17,880	15,492	408	15,900	12,507	369	12,876
Asia-Pacific	13,991	—	13,991	20,216	—	20,216	21,497	—	21,497
Total	$112,547	$3,836	$116,383	$109,025	$3,890	$112,915	$100,166	$3,603	$103,769

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

Changes in deferred revenue during the years ended December 31, 2023 and 2022 were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Deferred revenue, beginning of period	$2,655	$2,433
Deferral of revenue billed in current period, net of recognition	2,477	2,241
Recognition of revenue deferred in prior periods	(1,864)	(2,019)
Deferred revenue, end of period	$3,268	$2,655

Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables and are included in other current assets on the consolidated balance sheet. As of December 31, 2023 and 2022, the amount of unbilled receivables was immaterial.

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $1.5 million as of December 31, 2023. Since the Company typically invoices customers at contract inception, this amount is included in the deferred revenue balance. As of December 31, 2023, the Company expects to recognize approximately 41% of the revenue related to these unsatisfied performance obligations during 2024, 25% during 2025, and 34% thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2023 and 2022, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of December 31, 2023 and 2022, there were no liabilities measured and recognized at fair value on a recurring basis.

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

As of December 31, 2023 and 2022, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying consolidated balance sheets.

During the years ended December 31, 2023, 2022 and 2021, the Company received proceeds of approximately $132,000, $30,000 and $611,000, respectively from the acquisition of a private company that the Company had invested in, which had been fully impaired and had no carrying value.

As of December 31, 2023 and 2022, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued expenses and liabilities approximate fair value due to their short maturities. The carrying amounts of the Company's financial liabilities approximate fair value due to the market interest rates that these obligations bear and interest rates currently available to the Company.

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity of goodwill (in thousands):

	Identity	Premises	Total
Balance as of January 1, 2022	$3,554	$6,714	$10,268
Currency translation adjustment	—	(78)	(78)
Balance as of December 31, 2022	3,554	6,636	10,190
Currency translation adjustment	—	28	28
Balance as of December 31, 2023	$3,554	$6,664	$10,218

In accordance with ASC 350, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the consolidated statement of comprehensive income (loss). During the years ended December 31, 2023, 2022 and 2021, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 - 12	4 - 12

Gross carrying amount as of December 31, 2023	$760	$9,098	$15,748	$25,606
Accumulated amortization	(760)	(7,110)	(13,485)	(21,355)
Intangible assets, net as of December 31, 2023	$—	$1,988	$2,263	$4,251

Gross carrying amount as of December 31, 2022	$766	$9,093	$15,743	$25,602
Accumulated amortization	(691)	(6,666)	(12,980)	(20,337)
Intangible assets, net as of December 31, 2022	$75	$2,427	$2,763	$5,265

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as indicated in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the years ended December 31, 2023, 2022 and 2021.

The following table summarizes the amortization expense included in the consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$450	$447	$453
Selling and marketing	582	670	671
Total	$1,032	$1,117	$1,124

The estimated annual future amortization expense for purchased intangible assets with definite lives as of December 31, 2023 was as follows (in thousands):

2024	$961
2025	961
2026	961
2027	961
2028	407
Total	$4,251

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or market value. Inventories consist of (in thousands):

	December 31,
	2023	2022
Raw materials	$15,122	$13,928
Work-in-progress	5	55
Finished goods	13,585	14,975
Total	$28,712	$28,958

Property and equipment, net consists of (in thousands):

	December 31,
	2023	2022
Building and leasehold improvements	$2,203	$1,941
Furniture, fixtures and office equipment	1,017	726
Plant and machinery	18,920	15,311
Purchased software	836	718
Total	22,976	18,696
Accumulated depreciation	(13,656)	(11,977)
Property and equipment, net	$9,320	$6,719

The Company recorded depreciation expense of $1.7 million, $1.2 million and $0.8 million during the years ended December 31, 2023, 2022 and 2021, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	December 31,
	2023	2022
Accrued professional fees	$441	$574
Accrued warranties	378	345
Other accrued expenses	1,375	1,228
Total	$2,194	$2,147

7. Financial Liabilities

	December 31,
	2023	2022
Revolving loan facility	$10,000	$—
Less: Unamortized debt issuance costs	(51)	—
Financial liabilities, net of debt issuance costs	$9,949	$—

On February 8, 2017, the Company entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, on April 14, 2022, the Company and EWB amended the Loan Agreement replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25% (interest rate as of December 31, 2023 was 8.50%), and certain financial covenants were amended. On February 8, 2023, the Company entered into an amendment (the "Fourth Amendment") to the Loan Agreement. The Fourth Amendment amends the Loan Agreement to, among other things, extend the maturity date to February 8, 2025, and amend certain financial covenants.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets, as well as other financial covenants. The Company’s obligations under the Loan Agreement are collateralized by substantially all of its assets. The Company was not in compliance with a financial covenant under the Loan Agreement as of December 31, 2023, which non-compliance was waived by EWB in March 2024.

8. Income Taxes

Income (loss) before income tax provision for domestic and non-U.S. operations is as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Income (loss) from operations before income tax provision:
U.S.	$(7,864)	$(2,710)	$(1,189)
Foreign	2,539	2,419	2,837
Income (loss) from operations before income tax provision	$(5,325)	$(291)	$1,648

The income tax provision consisted of the following (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Deferred:
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—
	$—	$—	$—
Current:
Federal	$—	$—	$—
State	(54)	3	(24)
Foreign	218	98	52
Total current	164	101	28
Total income tax provision	$164	$101	$28

Significant items making up deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Allowances not currently deductible for tax purposes	$803	$777
Net operating loss carryforwards	35,252	41,730
Operating lease liabilities	834	1,018
General carryforwards	16,844	16,407
Stock-based compensation	1,272	1,471
Accrued and other	4,270	2,090
	59,275	63,493
Less valuation allowance	(56,045)	(59,996)
	3,230	3,497
Deferred tax liabilities:
Depreciation and amortization	(660)	(867)
Operating lease right-of-use assets	(493)	(693)
State income taxes	(2,077)	(1,937)
	(3,230)	(3,497)
Net deferred tax asset	$—	$—

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

A valuation allowance of $56.0 million and $60.0 million, as of December 31, 2023 and 2022, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired as a result of the acquisitions, which are not deductible for tax purposes.

The following table summarizes the Company’s net deferred tax assets valuation allowance activity (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of period	$59,996	$62,441	$62,699
Increases in valuation allowance	1,407	—	459
Decreases in valuation allowance	(5,358)	(2,445)	(717)
Balance at end of period	$56,045	$59,996	$62,441

Section 951A under the Tax Cuts and Jobs Act (the “Act”) requires a U.S. shareholder of a controlled foreign corporation to include in taxable income the shareholder’s share of global intangible low-taxed income (“GILTI”) for the year. The Company has determined that the Section 951A provisions do apply to its operations and relationships with its controlled foreign corporations (“CFCs”). The Company recorded $0.4 million, $2.0 million and $2.5 million of GILTI income in 2023, 2022 and 2021, respectively. The Act also changed the treatment of Section 174 research and experimental costs beginning January 1, 2022. Historically, taxpayers had the option of expensing Section 174 costs currently or amortizing over five years. The Act provision requires taxpayers to now capitalize such costs and amortize over five years for research conducted domestically or fifteen years if conducted outside of the U.S.

As of December 31, 2023, the Company had net operating loss carryforwards of $89.0 million for federal, $49.8 million for state and $52.6 million for foreign income tax purposes. Certain of the Company’s federal, state and foreign loss carryforwards have started expiring and will continue to expire through 2043 if not utilized.

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

The income tax provision reconciled to the amount computed by applying the statutory federal tax rate to the income (loss) before income tax provision is as follows (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Income tax provision (benefit) at statutory federal tax rate of 21%	$(1,119)	$(61)	$345
State taxes, net of federal benefit	(42)	2	(19)
Foreign taxes provisions provided for at rates other than U.S. statutory rate	(315)	(410)	(494)
Section 951(A) inclusion	83	428	523
Stock options	467	(218)	(443)
Change in valuation allowance	1,041	274	700
Permanent differences	50	86	42
PPP loan forgiveness	—	—	(619)
Other	(1)	—	(7)
Total income tax provision	$164	$101	$28

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or statements of comprehensive income (loss) is as follows (in thousands):

	December 31,
	2023	2022
Balance at beginning of period	$2,279	$2,276
Additions based on tax positions related to the current year	1	1
Additions for tax positions of prior years	—	2
Reductions in prior year tax positions	(1)	—
Balance at end of period	$2,279	$2,279

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as presented in the above table would materially change in the next 12 months.

As of December 31, 2023 and 2022, the Company recognized liabilities for unrecognized tax benefits of $2.3 million and $2.3 million, respectively. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or statements of comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021. Also the subsequent recognition, if any, of these previously unrecognized tax benefits would not affect the effective tax rate. Such recognition would result in adjustments to other tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits which, if recognized, would not affect the Company's tax rate as of December 31, 2023 and 2022, respectively.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as in the income tax provision. For the year ended December 31, 2023, the Company recorded an increase in accrued interest of $1,000 related to the unrecognized tax benefits noted above. As of December 31, 2023, the Company has recognized a total liability for penalties of $4,000 and interest of $8,000. For the year ended December 31, 2022, the Company recorded an increase in accrued penalties of $2,000 and an increase in accrued interest of $1,000 related to the unrecognized tax benefits noted above. As of December 31, 2022, the Company had recognized a total liability for penalties of $4,000 and interest of $7,000.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company generally is no longer subject to tax examinations for years prior to 2018. However, if loss carryforwards of tax years prior to 2017 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share, and 5,000,000 of which have been designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of December 31, 2023 and 2022. At both December 31, 2023 and 2022, 5,000,000 shares of the Series B convertible preferred stock were outstanding.

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

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of December 31, 2023 would be convertible into 6,647,300 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of December 31, 2023, none of the contingent conditions to adjust the conversion rate had been met.

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

Series B Convertible Preferred Stock Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Series B Convertible Preferred Stock:
Balance at beginning of period	$25,323	$24,117
Cumulative dividends on Series B convertible preferred stock	1,266	1,206
Balance at end of period	$26,589	$25,323
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,331	6,029
Cumulative dividends on Series B convertible preferred stock	316	302
Number of shares at end of period	6,647	6,331

Common Stock Warrants

On May 5, 2020, the Company entered into a Note and Warrant Purchase Agreement with April 21 Fund, LP and 21 April Fund, Ltd. (collectively, the "April 21 Funds"), pursuant to which the Company issued warrants (“April 21 Funds Warrants”) to purchase 275,000 shares of common stock of the Company. The April 21 Funds Warrants had a term of three years. The shares of common stock issuable upon exercise of the April 21 Fund Warrants were entitled to the same resale registration rights granted to the April 21 Funds Warrants under the Stockholders Agreement dated December 21, 2017. On April 24, 2023, April 21 Funds exercised their warrants, receiving 275,000 shares of the Company's common stock which resulted in the Company receiving $962,500 in cash proceeds.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2023 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), and issuance of RSUs and performance stock units ("PSU") vested but not released	1,303,638
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	374,710
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	9,513,685

10. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan, as amended, (the “2011 Plan”), to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. The Company reserved 400,000 shares of common stock under the 2011 Plan, plus 459,956 shares of common stock that remained available for delivery under the 2007 Plan and the 2010 Plan as of June 6, 2011. In aggregate, as of June 6, 2011, 859,956 shares were available for future grant under the 2011 Plan, including shares rolled over from the 2007 Plan and the 2010 Plan. Subsequent to June 6, 2011 through December 31, 2023, the number of shares of common stock authorized for issuance under the 2011 Plan has been increased by an aggregate of 4,400,000 shares.

Stock Options

The following is a summary of stock option activity for the year ended December 31, 2023:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2023	505,593	$5.05	3.17	$1,280,805
Granted	—	—		—
Cancelled or Expired	(10,633)	8.20		—
Exercised	—	—		—
Balance as of December 31, 2023	494,960	$4.99	2.23	$1,725,985
Vested or expected to vest as of December 31, 2023	494,960	$4.99	2.23	$1,725,985
Exercisable as of December 31, 2023	494,960	$4.99	2.23	$1,725,985

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of December 31, 2023 and the exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of December 31, 2023:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.50	446,460	2.42	$4.37	446,460	$4.37
$8.80 - $13.20	48,500	0.46	10.63	48,500	10.63
$4.36 - $13.20	494,960	2.23	$4.99	494,960	$4.99

As of December 31, 2023, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the year ended December 31, 2023:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2023	819,185	$13.23
Granted	411,635	6.79
Vested	(387,586)	11.50
Forfeited	(113,172)	9.00
Unvested as of December 31, 2023	730,062	$11.17
RSUs vested but not released	59,866	$10.82

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of December 31, 2023, there was $6.9 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.6 years.

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

The following is a summary of PSU activity for the year ended December 31, 2023:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2023	40,000	$8.51
Granted	—	—
Vested	(18,750)	6.38
Forfeited	(21,250)	10.38
Unvested as of December 31, 2023	—	$—
PSUs vested but not released	18,750	$6.38

As of December 31, 2023, there was no unrecognized compensation cost related to unvested PSUs.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$195	$192	$183
Research and development	692	699	486
Selling and marketing	1,152	845	545
General and administrative	1,932	1,425	1,392
Total	$3,971	$3,161	$2,606

Restricted Stock Unit Net Share Settlements

During the years ended December 31, 2023, 2022 and 2021, the Company repurchased 110,753, 67,723, and 82,351 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

The calculations for basic and diluted net income (loss) per common share are as follows:

	Year Ended December 31,
	2023	2022	2021
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$(5,489)	$(392)	$1,620
Less: accretion of Series B convertible preferred stock dividends	(1,266)	(1,206)	(1,148)
Net income (loss) available to common stockholders	$(6,755)	$(1,598)	$472

Denominator:
Weighted average common shares outstanding - basic	23,068	22,659	21,340
Net income (loss) per common share - basic	$(0.29)	$(0.07)	$0.02

Diluted net income (loss) per common share:
Numerator:
Net income (loss) available to common stockholders	$(6,755)	$(1,598)	$472
Plus: accretion of Series B convertible preferred stock dividends, if dilutive	—	—	—
Net income (loss) available to common stockholders	$(6,755)	$(1,598)	$472

Denominator:
Weighted average common shares outstanding - basic	23,068	22,659	21,340
Dilutive securities:
Stock options, RSUs, and warrants	—	—	927
Weighted average common shares outstanding - diluted	23,068	22,659	22,267
Net income (loss) per common share - diluted	$(0.29)	$(0.07)	$0.02

The following common stock equivalents have been excluded from diluted net income (loss) per share for the fiscal years presented below because their inclusion would have been anti-dilutive (in thousands):

	December 31,
	2023	2022	2021
Shares of common stock subject to outstanding RSUs	730	819	—
Shares of common stock subject to outstanding PSUs	—	40	175
Shares of common stock subject to outstanding stock options	495	506	—
Shares of common stock subject to outstanding warrants	—	275	—
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,647	6,331	6,029
Total	7,872	7,971	6,204

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

Net revenue and gross profit information by segment are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Identity:
Net revenue	$68,117	$67,422	$64,725
Gross profit	14,679	15,153	15,670
Gross profit margin	22%	22%	24%
Premises:
Net revenue	48,266	45,493	39,044
Gross profit	27,485	25,791	21,397
Gross profit margin	57%	57%	55%
Total:
Net revenue	116,383	112,915	103,769
Gross profit	42,164	40,944	37,067
Gross profit margin	36%	36%	36%
Operating expenses:
Research and development	11,590	9,916	8,673
Selling and marketing	22,555	20,730	17,033
General and administrative	12,360	10,429	11,891
Restructuring and severance	714	202	817
Total operating expenses:	47,219	41,277	38,414
Loss from operations	(5,055)	(333)	(1,347)
Non-operating income (expense):
Interest expense, net	(427)	(143)	(483)
Gain on forgiveness of Paycheck Protection Program note	—	—	2,946
Gain on investment	132	30	611
Foreign currency gains (losses), net	25	155	(79)
Income (loss) before income tax provision	$(5,325)	$(291)	$1,648

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Americas	$84,512	$76,799	$69,396
Europe and the Middle East	17,880	15,900	12,876
Asia-Pacific	13,991	20,216	21,497
Total	$116,383	$112,915	$103,769
As percentage of net revenue:
Americas	73%	68%	67%
Europe and the Middle East	15%	14%	12%
Asia-Pacific	12%	18%	21%
Total	100%	100%	100%

Long-lived assets by geographic location as of December 31, 2023 and 2022 are as follows (in thousands):

	December 31,
	2023	2022
Property and equipment, net:
Americas	$711	$530
Europe and the Middle East	519	458
Asia-Pacific	8,090	5,731
Total property and equipment, net	$9,320	$6,719

Operating lease ROU assets:
Americas	$2,836	$3,637
Europe and the Middle East	371	384
Asia-Pacific	2,007	352
Total operating lease ROU assets	$5,214	$4,373

13. Restructuring and Severance

During the year ended December 31, 2023, the Company incurred restructuring expenses of $714,000, consisting of severance related costs of $421,000 and other restructuring related costs, including the write-off of capitalized software development costs of $333,000 associated with a specific product the Company had previously developed but was unable to sell.

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

As of December 31, 2023 and 2022, there was no accrual for restructuring activities.

14. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $2.0 million, $1.4 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheets as of December 31, 2023 (in thousands):

December 31,
2023
2024	$2,004
2025	1,776
2026	1,354
2027	864
2028	24
Thereafter	—
Total minimum lease payments	6,022
Less: amount of lease payments representing interest	(592)
Present value of future minimum lease payments	5,430
Less: current liabilities under operating leases	(1,714)
Long-term operating lease liabilities	$3,716

As of December 31, 2023, the weighted average remaining lease term for the Company’s operating leases was 3.3 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 7.0%.

Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million, $1.4 million and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

15. Legal Proceedings

The Company may from time to time become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on the Company’s financial condition, results of operations or cash flows. The Company is not a party to any material legal proceedings as of December 31, 2023.

16. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of December 31, 2023 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2024	$29,030	$124	$29,154
2025	4,824	19	4,843
2026	18	7	25
Thereafter	—	1	1
Total	$33,872	$151	$34,023

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual activity during the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Balance at beginning of period	$345	$377
Charged (credited) to costs and expenses	56	(24)
Cost of warranty claims	(23)	(8)
Balance at end of period	$378	$345

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2023, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our CEO and CFO, assessed our internal control over financial reporting as of December 31, 2023. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by BPM LLP, our independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Identiv, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Identiv, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2023 based on Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2023 and 2022 and the related consolidated statements of comprehensive income (loss), stockholders equity, and cash flows for each of the three years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated March 14, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ BPM LLP

San Jose, California

March 14, 2024

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the Company’s fiscal quarter ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors will be set forth under the captions “Election of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2024 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information About Our Executive Officers” and is incorporated herein by reference. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure of an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure of a delinquent reports is being made, it can be found under, and is incorporated herein by reference to the section of the Proxy Statement captioned “Delinquent Section 16(a) Reports.” The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. To date, there have been no waivers under our Code of Conduct and Ethics. We intend to disclose future amendments to certain provisions of our Code of Conduct and Ethics or waivers of such code granted to executive officers and directors on our website at www.identiv.com within four business days following the date of such amendment or waiver. The information required by this item concerning the Audit Committee of our board of directors is incorporated by reference to the section captioned “Committees of the Board of Directors” in our Proxy Statement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 will be set forth under the captions “Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Our Independent Registered Public Accounting Firm” in our Proxy Statement, which information is incorporated herein by reference.

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

4.2

Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-K filed on November 14, 2002.)

4.3

Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock dated December 21, 2017. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

4.4

Warrants issued to 21 April Fund, Ltd. and 21 April Fund, L.P. dated May 5, 2020. (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

4.5

Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934. (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

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

10.4*

Employment Letter Agreement dated September 14, 2015 between the Company and Steven Humphreys. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 16, 2015.)

10.5*

Amendment to Employment Letter Agreement dated October 4, 2023 between the Company and Steven Humphreys. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 11, 2023.)

10.6*	Offer Letter dated October 25, 2021 between the Company and Justin Scarpulla. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 1, 2021.)

10.7

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

10.9

First Amendment to Amended and Restated Loan and Security Agreement dated as of April 30, 2021 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2021.)

10.10

Second Amendment to Amended and Restated Loan and Security Agreement dated as of April 14, 2022 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2022.)

10.11

Third Amendment to Amended and Restated Loan and Security Agreement dated as of December 30, 2022 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.)

10.12

Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of February 8, 2023 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 8, 2023.)

10.13^	Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of March 4, 2024 between the Company and East West Bank.

21.1^	Subsidiaries of the Registrant.

23.1^	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereof.)

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1^	Incentive-Based Compensation Recoupment Policy.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

March 14, 2024

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

Signature	Capacity in Which Signed	Date

/s/ Steven Humphreys	Chief Executive Officer and Director	March 14, 2024
Steven Humphreys	(Principal Executive Officer)

/s/ Justin Scarpulla	Chief Financial Officer	March 14, 2024
Justin Scarpulla	(Principal Financial and Accounting Officer)

/s/ James E. Ousley	Chairman of the Board and Director	March 14, 2024
James E. Ousley

/s/ Laura Angelini	Director	March 14, 2024
Laura Angelini

/s/ Gary Kremen	Director	March 14, 2024
Gary Kremen

/s/ Richard E. Kuntz	Director	March 14, 2024
Richard E. Kuntz