Form 10-K/A
period 2023-12-31
Identiv, Inc.
filed 2024-04-29
CIK 1036044

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
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☐
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

Identiv, Inc.
Form
10-K/A
(Amendment No. 1)
For the Fiscal Year Ended December 31, 2023
EXPLANATORY NOTE
Identiv, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form
10-K/A
(this “Amendment”) to the Company’s Annual Report on Form
10-K
for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024 (the “Original Report”). The Original Report omitted Part III, Items 10, 11, 12, 13 and 14 in reliance on General Instruction G(3) to Form
10-K,
which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form
10-K,
in either case filed with the SEC not later than 120 days after the end of the fiscal year.
This Amendment is being filed solely to amend Part III, Items 10, 11, 12, 13 and 14 of the Original Report to include the information required by such Items. We are also filing as exhibits to this Amendment the certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted, and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Other than as expressly set forth herein, this Amendment does not, and does not purport to, amend, update or restate the information in the Original Report or reflect any events that have occurred after the Original Report was filed. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time as of which the Original Report was made. This Amendment should be read together with the Original Report and the Company’s other filings with the SEC.

Identiv, Inc.

Form 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2023

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following provides the names, ages (as of April 20, 2024) and description of the backgrounds of our directors.

Name	Age	Chairman of the Board	Audit Committee	Compensation Committee	Nominating Committee
Laura Angelini	60		X
Steven Humphreys	62
Gary Kremen	60		X	X	X
Richard E. Kuntz, M.D.	67			X
James E. Ousley	78	X	X		X

Laura Angelini has served as a director of the Company since October 2022. Ms. Angelini served as General Manager of the Renal Care Global Business Unit at Baxter International Inc. (NYSE: BAX), a healthcare company, from October 2016 to July 2021. Prior to that, Ms. Angelini served in various roles at Johnson & Johnson (NYSE: JNJ), a healthcare company, from July 1991 to September 2016, including as President of North America and Global Franchise Development of Vision Care from 2013 to 2016, Vice-President of Global Strategic Marketing of Ethicon from 2012 to 2013, and Vice President of Medical Devices & Diagnostics of Eastern Europe from 2010 to 2011. Ms. Angelini currently serves as a member of the board of directors of DCC plc, a sales, marketing and support services group and as a member of the board of trustees of Jacksonville University. Ms. Angelini received a bachelor’s degree from University La Sapienza, Rome Italy. Ms. Angelini brings to the Board of Directors substantial knowledge and experience in the healthcare industry, an important aspect of the Company’s growth strategy. Ms. Angelini’s experience in managing global operations for large, multinational healthcare companies and integrating leading-edge technology into their operational processes makes her a valuable addition to our Board of Directors.

Steven Humphreys has served as our Chief Executive Officer since September 2015 and as a director since July 1996. Mr. Humphreys previously served as Chairman of the Board from September 2013 until September 9, 2015. Previously, he also served as Lead Director from May 2010 until April 2013 and as Chairman of the Board from April 2000 to March 2007. Mr. Humphreys also served as President of the Company from July 1996 to December 1996 and as President and Chief Executive Officer from January 1997 to July 1999. From November 2011 to December 2014, Mr. Humphreys served as Chief Executive Officer of Flywheel Software, Inc., a location-based mobile solutions company. From October 2008 until its acquisition by SMSC in February 2011, Mr. Humphreys served as Chief Executive Officer and President of Kleer Corporation, a provider of wireless audio technology. From October 2001 to October 2003, he served as Chairman of the Board and Chief Executive Officer of ActivIdentity Corporation, a provider of digital identity solutions, a publicly-listed company until its acquisition by HID Global in December 2010. He also served as a director of ActivIdentity from March 2008 until December 2010. Previously, Mr. Humphreys was President of Caere Corporation, a publicly-listed optical character recognition software company. Prior to Caere, he spent ten years with General Electric in a variety of factory automation and information technology positions, most recently leading the Information Delivery Services business unit of GE Information Services. Philanthropically, Mr. Humphreys has been an elected public school board trustee and a contributor to a range of education-oriented charities. He also serves on the board of Summit Public Schools, a charter school system with schools across the West Coast, and developer of the Summit Learning System, developed in cooperation with Facebook and deployed in over 1,000 schools nationwide. Mr. Humphreys holds a B.S. degree from Yale University and M.S. and M.B.A. degrees from Stanford University. Mr. Humphreys brings to the Board of Directors his experience as our Chief Executive Officer and his many years of experience as an executive officer of technology companies ranging from startups to public companies, and as senior management within large multinational corporations. Mr. Humphreys’ continued involvement with emerging technologies, venture and angel investing, and his knowledge of the U.S. investment markets, and the wider technology and management communities further make him a valuable addition to our Board of Directors.

Gary Kremen has served as a director of the Company since February 2014. Mr. Kremen is an entrepreneur and has been an investor in over 100 private technology companies, private equity funds and venture capital funds. Companies he has founded or co-founded include Match.com, one of the world’s largest dating websites, Clean Power Finance (now Spruce Finance), a leading white-label residential solar finance company as well as Pace Avenue, a customer acquisition firm marketing renewable energy and energy efficiency solutions to low and moderate income. Mr. Kremen is credited as the primary inventor on a 1995-filed patent for dynamic web pages as well as four other patents. Mr. Kremen serves as a board member and/or principal or managing partner to several private companies, including CapGain Solutions, a provider of financial services, and Voter.vote, a political outreach software company. Previously, Mr. Kremen served on the board of directors of Water Assurance Partners, LLC, a provider of agriculture water services, as well as several non-profit entities, including the Santa Clara Valley Water District, San Luis & Delta-Mendota Water Authority, San Francisquito Creek Joint Powers Authority, Delta Conveyance Finance Authority, and the University of California Merced Foundation. He holds two B.S. degrees: one in Electrical Engineering and the other in Computer Science, both from Northwestern University, as well as an M.B.A. from the Stanford University Graduate School of Business. Mr. Kremen brings to the Board of Directors his significant experience as a technology entrepreneur. His expertise with Internet, mobile and cloud technologies and his connections to the investment community in Silicon Valley make him a valuable addition to our Board of Directors.

Richard E. Kuntz, M.D. has served as a director of the Company since October 2022. Dr. Kuntz has served as Senior Vice President, Chief Medical and Scientific Officer of Medtronic plc, a medical device company, from January 2015 to May 2022, and of Medtronic, Inc. from August 2009 to December 2014. Prior to that, he was Senior Vice President and President of Medtronic Neuromodulation from October 2005 to August 2009. Prior to his 17 years at Medtronic, Dr. Kuntz was the Founder and Chief Scientific Officer of the Harvard Clinical Research Institute and he also served as Associate Professor of Medicine at Harvard Medical School, Chief of the Division of Clinical Biometrics, and an interventional cardiologist in the division of cardiovascular diseases at the Brigham and Women’s Hospital in Boston. Dr. Kuntz also currently serves as a member of the board of directors of ZimVie Inc. (Nasdaq: ZIMV), a medical technology company, since March 2022, Rockley Photonics Holdings Ltd., a digital health monitoring systems company, since August 2022, Bactiguard Holding AB, a Swedish medical technology company, since October 2022, and DiaMedica Therapeutics, Inc. (Nasdaq: DMAC), a biopharmaceutical company, since May 2023. In addition, Dr. Kuntz currently serves as a member of the board of directors for non-public entities including Cognito Therapeutics Inc., a medical technology manufacturing company, since October 2022, and Endospan Ltd., a medical technology company, since January 2024. Dr. Kuntz graduated from Miami University and received his medical degree from Case Western Reserve University School of Medicine. Dr. Kuntz received his M.S. in biostatistics from the Harvard T.H. Chan School of Public Health. Dr. Kuntz brings to the Board of Directors substantial knowledge and expertise in the healthcare industry, an important aspect of the Company’s growth strategy. Dr. Kuntz’s position as an executive officer in a large multinational medical device company, his experience as a director on public company boards and his experience as a practicing physician make him a valuable addition to our Board of Directors.

James (“Jim”) E. Ousley has served as the Chairman of the Board since September 2015 and as a director of the Company since July 2014. Mr. Ousley has more than 40 years of experience leading global technology and telecommunications organizations. In July 2014, he joined CVC Growth Capital, a private equity and investment advisory firm, as senior operating managing partner. Previously, he served as the Chief Executive Officer at Savvis, Inc., a provider of information technology services, from March 2010 to April 2013. Savvis was acquired by Lumen Technologies (formerly CenturyLink), where he served as Chief Executive Officer of Savvis and President of Enterprise Markets Group, which is now CenturyLink Technology Solutions, a global leader in cloud and managed solutions. Prior to Savvis, Mr. Ousley served as President and Chief Executive Officer of Vytek Wireless, Inc., a provider of wireless and mobile computing solutions, which was acquired by Calamp, Inc., President and Chairman of Syntegra (USA), a division of BT Group plc (formerly British Telecommunications plc), a telecommunications holding company, and President and Chief Executive Officer of Control Data Systems, a technology company which was acquired by BT Group plc. Mr. Ousley has also held various executive management positions with Control Data Corporation, a mainframe and supercomputer firm. Mr. Ousley currently serves on the board of directors of Omada, Inc., a provider of identity and access management solutions, Global Cloud Xchange, Inc., a provider of network services, Skybox Security, Inc., a provider of cybersecurity management software, Chayora Limited, an infrastructure developer and data center operator, and Health First Foundation—Northern Arizona, a healthcare fundraising foundation, and previously served on the board of directors of Integra, Inc., Datalink, Inc., Savvis, ActivIdentity Corporation, Control Data Systems, Inc., Pacnet, Inc., Peak10, Bell Microproducts Inc., and other technology and network companies. Mr. Ousley brings to the Board of Directors his many years of experience as an executive officer of technology companies. Mr. Ousley’s significant knowledge of global technology and telecommunications organizations, as well as his knowledge of cloud-based technology solutions, and extensive private equity experience in mergers, acquisitions and value creation of technology growth companies make him a valuable addition to our Board of Directors.

Executive Officers

The following provides information regarding our Executive Officers, their ages (as of April 20, 2024) and a description of their backgrounds.

Steven Humphreys, Chief Executive Officer and Director. Information regarding Mr. Humphreys is provided under the section entitled “Directors” above.

Kirsten F. Newquist, 57, President, IoT Solutions. Ms. Newquist has served as the Company’s President, IoT Solutions since April 15, 2024. Prior to joining the Company, she held various roles at Avery Dennison Corporation (NYSE: AVY), a global materials science and digital identification solutions company, including as Global Vice President, Global Healthcare and Product Line Management at Avery Dennison Smartrac from October 2022 to September 2023, Global Vice President/General Manager at Avery Dennison Medical from June 2016 to October 2022, Vice President, Global Business Development at Avery Dennison Medical from June 2011 to June 2016, and Director of New Growth Platforms at Avery Dennison Corporation from May 2007 to June 2011. Prior to Avery Dennison, Ms. Newquist served as a Director at Copia Associates LLC, a private investment firm, from March 2005 to May 2007. From August 2001 to January 2005, Ms. Newquist served as Vice President, Corporate Development at Ancora Management Group, a mail services company that was acquired by Pitney Bowes Inc. (NYSE: BPI), a global shipping and mailing company, in November 2004. She also served as Director of Project Management at Iwerks Entertainment, a designer and manufacturer of software-based entertainment attractions, from January 1990 to August 1996. Ms. Newquist holds a B.S. in Mechanical Engineering from Stanford University and an M.B.A. from the Anderson School at University of California, Los Angeles.

Justin Scarpulla, 51, Chief Financial Officer and Secretary. Mr. Scarpulla has served as our Chief Financial Officer since December 2021. Mr. Scarpulla previously served as Director of Finance at Space Exploration Technologies Corp., a company that designs, manufactures and launches advanced rockets and spacecraft, from May 2017 to December 2021. From May 2016 to May 2017, Mr. Scarpulla served as Vice President of Accounting & Finance at Incipio, LLC, a designer and manufacturer of mobile device accessories and technologies. Mr. Scarpulla served as Vice President and Corporate Controller at Vizio, Inc. (NYSE: VZIO), a designer and manufacturer of entertainment-focused technologies, from 2015 to 2016 and at JustFab, Inc., an online subscription fashion retailer, from 2014 to 2015. He also served as Chief Accounting Officer and Corporate Controller at MaxLinear, Inc. (NYSE: MXL), a provider of radio frequency, analog, digital and mixed-signal integrated circuits, from 2011 to 2014. From 1999 to 2011, Mr. Scarpulla held various roles in finance at Broadcom Corporation (Nasdaq: BRCM), a provider of semiconductor and infrastructure software solutions, including Director of Financial Reporting. Mr. Scarpulla is a Certified Public Accountant and started his career at Ernst & Young LLP. Mr. Scarpulla holds a B.A. in Accounting and Finance from California State University Fullerton.

Code of Conduct and Ethics

The Board of Directors has adopted a Code of Conduct and Ethics for all of our employees, including our Chief Executive Officer, Chief Financial Officer, any other principal accounting officers and for the members of our Board of Directors. Our Code of Conduct and Ethics is posted on the Corporate Governance page within the Investor Relations section of our website, at www.identiv.com. The Board of Directors may amend the Code of Conduct and Ethics at any time and has the sole authority to approve any waiver of the Code of Conduct and Ethics relating to the activities of any of our senior financial officers, other executive officers and directors. We intend to disclose future amendments to certain provisions of our Code of Conduct and Ethics or waivers of such Code granted to executive officers and directors on our website at www.identiv.com within four business days following the date of such amendment or waiver.

Insider Trading Policy

The Company’s insider trading policy applicable to all directors and employees prohibits insider trading when the person is aware of material nonpublic information and restricts directors and executive officers and certain other employees determined to have potential access to insider information from trading in Company stock during predetermined closed periods. In addition, executive officers and directors are required to pre-clear any trades.

Audit Committee Information

The Audit Committee of our Board of Directors assists our Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of our financial reporting processes, system of internal control, our process for monitoring compliance with laws and regulations, our audit process and standards of business conduct. Currently, the Audit Committee consists of Ms. Angelini, Mr. Kremen and Mr. Ousley, with Mr. Ousley serving as Chairman. The Audit Committee held four meetings during 2023.

Our Board of Directors has determined that each member of the Audit Committee is an “independent director” within the rules of Nasdaq and the requirements set forth in Rule 10A-3(b)(1) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Board of Directors has further determined that James E. Ousley is an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

During 2023, each non-employee member of our Board of Directors was eligible to receive annual compensation, payable quarterly, as detailed below. Annual compensation for each eligible non-employee director potentially includes the following:

For the board years beginning June 1, 2022 and ending May 31, 2023 and beginning June 1, 2023 and ending May 31, 2024:

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

Until February 1, 2020, a minimum of 50% of the annual compensation for each non-employee director was required to be paid in restricted stock units (“RSUs”) under the Company’s 2011 Incentive Compensation Plan (the “2011 Plan”). Those RSUs granted to non-employee directors for the board years ending May 31, 2016 and after vested monthly over 12 months beginning on June 1, and vested shares will be delivered on the earlier of three years from the award’s vesting start date or the date of separation of service. Effective as of February 1, 2020 through May 31, 2021, non-employee directors elected to receive their annual retainer for service on the Board of Directors and committees thereof solely in the form of fully vested RSUs (based on a 30-day trading average prior to issuance). Beginning June 1, 2021, the non-employee directors elected to receive 50% of their annual compensation in RSUs and the remaining 50% in cash paid quarterly.

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

The following table sets forth summary information concerning the compensation earned by our non-employee directors for their service as directors in 2023:

Name	Fees Earned ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Total ($)
Laura Angelini (3)	54,687	48,184	—	102,871
Gary Kremen (4)	80,000	82,174	—	162,174
Richard E. Kuntz, M.D. (5)	54,687	48,184	—	102,871
James E. Ousley (6)	102,501	104,851	—	207,352

(1)

The amounts reported in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”), rather than amounts paid to or realized by the named individual. The assumptions used in determining grant date fair value of these awards are set forth in Note 10 to our Consolidated Financial Statements appearing in the Original Report. There can be no assurance that the price of our common stock when RSUs vest and settle will equal or exceed the price of our common stock on the date of the applicable RSU award.

(2)

Reflects RSUs granted for service as a director and on committees. The number of shares awarded in lieu of cash was calculated based on dividing the average price of our common stock over the five trading days preceding the start of each Board of Directors’ service year.

(3)	At December 31, 2023, Ms. Angelini held 7,795 vested but not settled RSUs, and 4,452 unvested RSUs.

(4)	At December 31, 2023, Mr. Kremen held options to purchase 1,000 shares of common stock, 17,694 vested but not settled RSUs, and 5,479 unvested RSUs.

(5)	At December 31, 2023, Dr. Kuntz held 7,795 vested but not settled RSUs, and 4,452 unvested RSUs.

(6)	At December 31, 2023, Mr. Ousley held options to purchase 1,000 shares of common stock, 21,584 vested but not settled RSUs, and 7,020 unvested RSUs.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses the material elements of the Company’s compensation program and analyzes the compensation decisions made for the executive officers included in the Summary Compensation Table (our “Named Executive Officers”) for the year ended December 31, 2023. For 2023, we had two “executive officers” as defined in Exchange Act Rule 3b-7.

Our Named Executive Officers for 2023 were our principal executive officer and our principal financial officer:

Name	Position
Steven Humphreys	Chief Executive Officer and Director
Justin Scarpulla	Chief Financial Officer and Secretary

Executive Summary

Our pay-for-performance philosophy links compensation to the achievement of our operational objectives, long-term performance goals and the enhancement of stockholder value.

Our Compensation Practices Benefit our Stockholders

We are focused on creating an effective compensation program that successfully aligns our key strategic objectives with the interests of our stockholders. To reinforce this, we have adopted policies and practices that guide our compensation practices as summarized below.

WHAT WE DO

Pay for Performance | A significant portion of our Chief Executive Officer’s compensation is at risk, linked to Company performance and stockholder interests. 100% of our Chief Executive Officer’s bonus opportunity for 2023 was tied to Company performance metrics and was paid in Company stock.

Entirely Independent Compensation Committee | All of the members of the Compensation Committee are independent directors.

Reasonable Change-in-Control Arrangements | The post-employment compensation arrangements for our executive officers, including our Named Executive Officers, provide for amounts and multiples that are within reasonable market norms. Our Chief Executive Officer may become eligible for change in control severance upon the occurrence of both a change in control and his involuntary termination (includes constructive termination for good reason).

Emphasize Long-Term Equity Compensation Arrangements | We use equity awards to deliver long-term incentive compensation opportunities to our executive officers, including our Named Executive Officers. These equity awards vest over multi-year periods, which helps serve our long-term value creation goals and retention objectives.

Engage with Stockholders | We engage in ongoing discussions with key institutional investors, including on the topic of compensation.

Clawback Policy | We have a compensation recoupment, or clawback, policy that requires recoupment of erroneously awarded incentive-based compensation paid to our current and former executive officers in the event of an accounting restatement.

WHAT WE DO NOT DO

Pay Tax Gross-Ups | We do not provide “gross-ups” or tax payments in connection with any compensation element.

Pay Unearned Dividends | We do not pay dividends or dividend equivalents on unvested equity awards.

Options/SARs Granted Below FMV | We do not grant options or stock appreciation rights (“SARs”) with exercise prices below the fair market value.

Reprice Stock Options | Any repricing of options or stock appreciation rights granted under our 2011 Plan would require advance approval by our stockholders.

Executive Perquisites | We do not provide any special perquisites or other personal benefits to our Named Executive Officers.

Guaranteed Compensation | We do not guarantee salary increases, bonuses, or long-term incentive awards to our Named Executive Officers.

Executive Retirement Programs | We do not offer our employees, including our Named Executive Officers, a pension plan or other executive retirement, or nonqualified deferred compensation plan or arrangement.

Listening to Our Stockholders

We rely on stockholder outreach as well as more formal channels to communicate with stockholders, including the opportunity for stockholders to cast a non-binding advisory vote regarding executive compensation at our annual meeting of stockholders. In evaluating our compensation practices and programs for 2023, the Compensation Committee considered the support our stockholders expressed for our philosophy and practice of linking compensation to operational objectives and the enhancement of stockholder value. Our say-on-pay approval rating was 98.49% of the votes cast in 2023. The Compensation Committee took this vote into account in designing and implementing the 2023 compensation program.

During 2023, the Compensation Committee continued to monitor our executive compensation programs to ensure compensation is aligned with Company performance. The Compensation Committee will continue to seek out and consider stockholder feedback in the future and administer the pay for performance program in the interests of stockholders.

Compensation Philosophy

We compensate our executive officers, including our Named Executive Officers, for the achievement of short-term and long-term financial and operating goals and have competitive base salaries, limited perquisites, and no excessive severance, deferred compensation, pensions or gross-up payments. Our compensation program is designed to attract and retain the best available personnel for positions of substantial responsibility, provide incentives for such persons to perform to the best of their abilities, and to promote the success of our business. Our compensation program is aligned not only with stockholder interests but also with the interests of our customers and our employees.

Compensation Components

We establish total direct compensation for our Named Executive Officers consisting of the following components:

•

Base Salary: Provides fixed compensation based on competitive local market practices and is intended to acknowledge and reward the core competence of our executives relative to their responsibilities, skills, experience and contributions to the Company. Base salaries for executives generally are reviewed annually and more frequently when there are any changes in responsibilities or market conditions.

•

Bonus: Provides for cash and/or stock-settled incentive awards to executives based on the achievement of corporate performance goals. Executives and other key employees of the Company are eligible to earn bonuses paid in cash and/or equity-based awards subject to the achievement of certain performance criteria determined by the Compensation Committee.

•

Equity Awards/Long-Term Incentive Compensation: Generally comprised of RSUs vesting over a multiple-year period thereby incentivizing our executive officers to build sustainable long-term value for the benefit of our stockholders.

Variable pay elements, including bonuses and equity awards, ensure that, each year, a substantial portion of our Named Executive Officers’ target total direct compensation is contingent (rather than fixed) in nature, with the amounts ultimately payable subject to variability based on our performance.

2023 Compensation Program Design and Results

The main elements of our executive compensation program include: (i) base salary, (ii) variable compensation earned based on Company performance and settled in equity under our 2023 Variable Compensation Plan, and (iii) RSUs. We describe each of these elements below and explain what we paid in 2023 and why.

Base Salary

We provide base salaries to our executive officers to compensate them for their services rendered during the year and to provide them with a level of competitive and stable fixed compensation. In 2023, the Compensation Committee approved an increase in the 2023 base salary for our Chief Executive Officer based on competitive market factors, his duties and responsibilities, his performance and the relative pay of our senior management team. Effective September 1, 2023, our Chief Executive Officer’s annual base salary increased to $550,000 from $350,000 in 2022. Prior to this increase, our Chief Executive Officer had not received a base salary increase since he became our Chief Executive Officer in 2015. In 2023, our Chief Executive Officer’s base salary was paid entirely in the form of common stock of the Company, except for amounts withheld in cash to cover taxes and other voluntary and involuntary payroll deductions and withholdings. The 2023 base salary of our other executive officer, our Chief Financial Officer, was reviewed and recommended to the Compensation Committee by the Chief Executive Officer based on similar factors and was analyzed and approved by the Compensation Committee. Following this review, effective April 1, 2023, our Chief Financial Officer’s annual base salary was increased to $325,000 from $285,000 in 2022.

Variable Compensation

We use bonus opportunities to motivate our executive officers, including our Named Executive Officers, to achieve our short-term financial and operational objectives while making progress towards our longer-term growth and other goals. Consistent with our executive compensation philosophy, these bonuses are intended to help us to deliver a competitive total direct compensation opportunity to our executive officers. Our bonuses are entirely performance-based, are not guaranteed, and may vary materially from year-to-year.

Under our 2023 Variable Compensation Plan, our Chief Executive Officer was initially eligible to earn a performance bonus of up to 25% of his 2023 base salary each quarter (for a total aggregate bonus opportunity equal to 100% of his 2023 base salary). Effective October 1, 2023, his performance bonus opportunity was increased to up to $100,000 each quarter. Our Chief Executive Officer’s quarterly performance bonus under our 2023 Variable Compensation Plan, if earned, is payable entirely in the form of common stock of the Company, except for amounts withheld in cash to cover taxes and other voluntary and involuntary payroll deductions and withholdings. For 2023, the Compensation Committee established quarterly performance objectives for revenue and net income (loss), as determined in accordance with U.S. GAAP, for our Chief Executive Officer as follows (the “2023 CEO Performance Objectives”):

Quarterly Performance Period	Revenue Target	Net Income (Loss) Target
2023 Q1	$27,065,000	$(2,124,000)
2023 Q2	$32,243,000	$(319,000)
2023 Q3	$38,102,000	$1,665,000
2023 Q4	$35,289,000	$1,269,000

The Compensation Committee reviewed the Company’s performance against the pre-established 2023 CEO Performance Objectives shortly following each quarterly-performance period during 2023. For the fiscal quarters ended March 31, 2023, June 30, 2023, September 30, 2023, and December 31, 2023, the Compensation Committee determined that the 2023 CEO Performance Objectives had not been achieved with respect to either target and that no bonus was payable to our Chief Executive Officer for any quarter during 2023.

Under our 2023 Variable Compensation Plan, effective April 1, 2023, our Chief Financial Officer was eligible to earn a performance bonus of up to $31,250 each quarter. Our Chief Financial Officer’s quarterly performance bonus under our 2023 Variable Compensation Plan, if earned, is payable entirely in cash. For 2023, the Compensation Committee established quarterly performance objectives for non-GAAP operating expenses and ending cash balances for our Chief Financial Officer as follows (the “2023 CFO Performance Objectives”):

Quarterly Performance Period	Non-GAAP Operating Expense Target	Cash Balance Target
2023 Q1	$—	$—
2023 Q2	$12,285,000	$20,299,000
2023 Q3	$12,368,000	$24,297,000
2023 Q4	$10,949,000	$23,647,000

The Compensation Committee reviewed the Company’s performance against the pre-established 2023 CFO Performance Objectives shortly following each quarterly-performance period beginning April 1, 2023. The Compensation Committee determined that the CFO Performance Objectives were achieved in the following fiscal quarters in 2023:

Quarterly Performance Period	Non-GAAP Operating Expense Target Bonus Payout	Cash Balance Target Bonus Payout
2023 Q1	$—	$—
2023 Q2	$15,625	$15,625
2023 Q3	$15,625	$—
2023 Q4	$15,625	$15,625

Equity Awards/Long-Term Incentive Compensation

We use long-term incentive compensation in the form of equity awards to motivate our executive officers, including our Named Executive Officers, by providing them with the opportunity to build an equity interest in the Company and to share in the potential appreciation of the value of our common stock.

On October 4, 2023, the Company and Mr. Humphreys entered into an agreement amending Mr. Humphreys’ executive employment agreement (such amendment, the “Humphreys Amendment Agreement”). Pursuant to the Humphreys Amendment Agreement, if the Company undergoes either (a) a sale or merger of a material business unit at a price and on terms determined by the Board of Directors to constitute a qualifying transaction or, (b) a change of control (as defined in Mr. Humphreys’ executive employment agreement) (each, a “Corporate Event”) on or before October 4, 2027, subject to Mr. Humphreys’ continued employment with the Company, except as provided in the Humphreys Amendment Agreement, the Company will grant Mr. Humphreys 365,000 fully vested RSUs (the “Humphreys Corporate Event RSU Award”), effective as of immediately prior to the consummation of the Corporate Event, which will settle for either stock or cash upon the consummation of the Corporate Event, subject to Mr. Humphreys providing an enforceable release. This commitment follows the recent expiration of a previous commitment to issue 365,000 vested RSUs in the event of a change in control occurring prior to August 2023.

In March 2023, in recognition of Mr. Scarpulla’s contributions and continued service with the Company and to make his equity awards more competitive with market norms, the Compensation Committee amended the new hire RSU award previously granted to him on February 28, 2022 with respect to 85,000 RSUs and the retention RSU award previously granted to him on October 31, 2022 with respect to 75,000 RSUs, in each case, to provide that the RSUs will accelerate and become fully vested in the event that Mr. Scarpulla’s continuous service (as defined in the 2011 Plan) is terminated (a) by the Company without cause (as defined in the 2011 Plan) or by constructive termination (as defined in the agreement between the Company and Mr. Scarpulla regarding amending the RSU awards (the “Scarpulla Amendment Agreement”) and (b) such termination occurs during the three (3) months prior to and ending twelve (12) months following the effective date of a change in control (as defined in the 2011 Plan), subject to Mr. Scarpulla providing an enforceable release.

Welfare and Health Benefits

We provide health and welfare benefits to our executive officers, including our Named Executive Officers, on the same basis as all of our full-time employees. These benefits generally include health, dental, vision benefits, health and dependent care flexible spending accounts, short-term and long-term disability insurance, accidental death and dismemberment insurance, and basic life insurance coverage. We also provide vacation and other paid holidays to all employees, including our executive officers.

Perquisites and Other Personal Benefits

Consistent with our pay-for-performance compensation philosophy, we believe perquisites for executive officers should be limited in scope and value, and should only be offered when they provide necessities or conveniences that allow our executive officers to focus on and optimally perform in their role with us. We do not currently provide perquisites or other personal benefits to our executive officers.

Compensation Decision Making Process

The Compensation Committee begins its process of deciding how to compensate our executive officers, including our Named Executive Officers, by considering the competitive market data provided by the Human Resources Department. Competitive market data consists of pay information from Radford-AON and surveys collected by our Human Resources Department for companies that match our size, industry, profitability, and location.

Peer Group and Benchmarking

The positions of our executive officers, including our Named Executive Officers, are compared to their counterpart positions in companies that match our size, industry, profitability, and location, and the compensation levels for comparable positions at such companies were examined for guidance in determining:

•	Base salaries;

•	Annual performance bonuses; and

•	The amount and mix of long-term, equity-based incentive awards.

The Compensation Committee reviews and approves base salaries, annual performance target opportunities and payments and long-term, equity-based incentive awards on a case-by-case basis for each Named Executive Officer, taking into account, among other things, individual and Company performance, role expertise and experience and the competitive market, advancement potential, recruiting needs, internal equity, retention requirements, unrealized equity gains, succession planning, and best compensation governance practices. The Compensation Committee does not tie individual compensation to specific target percentiles.

How the Compensation Committee Makes Decisions and Policies

Our Compensation Committee is responsible for the executive compensation programs for our executive officers, including our Named Executive Officers. On an annual or more frequent basis, the Company’s Chief Executive Officer and the Human Resources Department make recommendations to the Compensation Committee regarding the salary, annual bonus and long-term compensation levels for less senior officers, including the other Named Executive Officers. Each Named Executive Officer is reviewed annually based on whether various performance objectives were met during the preceding review period. An evaluation of each officer’s performance is presented to the Compensation Committee and used in the Compensation Committee’s review and analysis of such officer’s overall compensation. Other than our Chief Executive Officer, no other Named Executive Officer currently has a role in determining or recommending the form or amount of compensation paid to the Named Executive Officers, other than providing such financial or other information as the Compensation Committee may request from time to time. Although the participation of our Chief Executive Officer could influence performance targets, our Compensation Committee rather than our Chief Executive Officer makes all determinations regarding performance goals and targets. Our Chief Executive Officer does not make recommendations as to his own compensation. Our Chief Executive Officer does not attend any portion of meetings at which his own compensation is discussed or determined. While our Compensation Committee is authorized to retain the services of executive compensation advisors to establish compensation programs and related policies, it did not retain an independent advisor during 2023.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the U.S. Internal Revenue Code of 1986, as amended (the “Code”) generally places a $1 million limit on the amount of compensation a public company can deduct in any one year for certain current and former executive officers. While the Compensation Committee considers tax deductibility as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions, as noted above, and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program, even if the awards are not deductible by us for tax purposes.

Taxation of Nonqualified Deferred Compensation

Section 409A of the Code requires that amounts that qualify as “nonqualified deferred compensation” satisfy requirements with respect to the timing of deferral elections, timing of payments, and certain other matters. Generally, the Compensation Committee intends to administer our executive compensation program and design individual compensation components, as well as the compensation plans and arrangements for our employees, so that they are either exempt from, or satisfy the requirements of, Section 409A. From time to time, we may be required to amend some of our compensation plans and arrangements to ensure that they are either exempt from, or compliant with, Section 409A.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that we (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We did not provide any executive officer, including any Named Executive Officer, with a “gross-up” or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G or 4999 during 2023 and we have not agreed and are not otherwise obligated to provide any executive officers, including any Named Executive Officer, with such a “gross-up” or other reimbursement payment.

Accounting for Stock-Based Compensation

The Compensation Committee considers accounting implications when designing compensation plans and arrangements for our executive officers and other employees. Chief among these is ASC 718, the standard that governs the accounting treatment of stock-based compensation awards.

Executive Compensation Governance Components

Compensation Risk Management

In setting compensation, the Compensation Committee also considers the risks to the Company’s stockholders, and the Company as a whole, arising out of the Company’s compensation programs. The Compensation Committee considers the various elements of the Company’s compensation practices, including base salary, annual bonus programs, short and long-term incentive awards, the use of cash and equity awards, and how performance is evaluated. While our annual bonus programs may encourage short-term risk taking on the part of participating employees, the Compensation Committee believes that these risks are balanced by the use of fixed base salaries and long-term equity incentives that encourage employees to take a long-term view of our business aligned with the interests of the Company’s stockholders. The Compensation Committee did not identify any risks arising from the Company’s compensation policies and practices reasonably likely to have a material adverse effect on the Company.

Recoupment (or “Clawback”) Policy

Effective as of October 2, 2023, we adopted an Incentive-Based Compensation Recoupment Policy (the “clawback policy”) that provides for the recoupment of erroneously awarded incentive compensation paid to current and former executive officers, including our Named Executive Officers, in the event of an accounting restatement due to material noncompliance with financial reporting requirements in accordance with the listing rules of The Nasdaq Stock Market (“Nasdaq”) and Rule 10D-1 of the Exchange Act. The clawback policy applies to compensation that is granted, earned, or vested based in whole or in part upon the attainment of a financial reporting measure and provides for the reimbursement or forfeiture by the executive officer of the excess portion of the compensation received by the executive officers during the three preceding fiscal years.

Compensation Committee Report

The following report of the compensation committee shall not be deemed to be “soliciting material” or “filed” with the SEC or to be incorporated by reference into any other filing by Identiv, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into a document filed under those Acts.

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” included in this Amendment, and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Amendment.

Submitted by the Compensation Committee of the Board of Directors:

Gary Kremen, Chairman

Richard E. Kuntz, M.D.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee during 2023 were Mr. Kremen and Dr. Kuntz. Neither of the members of our Compensation Committee was a Company officer or employee during 2023, was formerly a Company officer or had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. During 2023, none of our executive officers served as a member of a board of directors or as a member of a compensation committee of any entity that has one or more executive officers serving as a member on our Board of Directors or any committee of our Board of Directors.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2023, 2022 and 2021:

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $(2)	Non-Equity Incentive Plan Compensation $(3)	Total $
Steven Humphreys(1)	2023	424,147	—	—	—	424,147
Chief Executive Officer and Director	2022	361,148	—	—	42,519	403,667
	2021	365,628	—	—	264,701	630,329
Justin Scarpulla(4)	2023	315,000	—	—	46,876	361,876
Chief Financial Officer and Secretary	2022	285,000	—	2,685,350	—	2,970,350
	2021	20,644	—	—	—	20,644

(1)

Except with respect to amounts withheld in cash to cover taxes and other involuntary and voluntary payroll deductions and withholdings, beginning February 1, 2020, the Company has paid Mr. Humphreys’ base salary in the form of fully vested common stock of the Company. For salary earned by Mr. Humphreys from February 1, 2020 to April 30, 2021, the number of shares issued each payroll period was determined based on the 30-day trading average prior to issuance. For salary earned beginning on May 1, 2021, the five-day trading average prior to issuance was used to determine the number of shares issued for each payroll period. The amount reported in the salary column for each year reflects sum of (a) the total cash amount paid to cover taxes and other involuntary and voluntary payroll deductions and withholdings, and (b) an amount equal to the trading price per share of common stock of the Company on the date of issuance for each payroll period multiplied by the number of shares actually granted for that payroll period (as previously determined based on the application of the trading average described above). For 2021, we disclosed base salary paid in the form of fully vested common stock of the Company under the “stock awards” column. We have corrected this in the current Summary Compensation Table. The actual amount paid and reported for 2021 has not changed.

(2)

The amounts reported in this column represent the aggregate grant date fair value computed in accordance with FASB ASC 718, rather than amounts paid to or realized by the named individual. There can be no assurance that the price of our common stock when RSUs vest and settle will equal or exceed the price of our common stock on the date of the applicable RSU award. The assumptions used in determining grant date fair value of these awards are set forth in Note 10 to our Consolidated Financial Statements appearing in the Original Report.

(3)

The amounts reported in this column represent quarterly performance-based bonuses earned under the Company’s variable compensation plan in the applicable fiscal year. Pursuant to the terms of his executive employment agreement, Mr. Humphreys’ quarterly performance-based bonuses, if earned (as determined by our Compensation Committee based on the achievement of pre-established performance targets), are paid shortly following the end of the applicable quarterly performance period in fully vested stock. Mr. Scarpulla’s quarterly-performance-based bonuses, if earned (as determined by our Compensation Committee based on the achievement of pre-established performance targets), are paid shortly following the end of the applicable quarterly performance period in cash. The 2023 Variable Compensation Plan is further described under the section entitled “—  Compensation Discussion and Analysis – 2023 Compensation Program Design and Results – Variable Compensation”. For 2021, we disclosed Mr. Humphreys’ quarterly performance-based bonus payments under the “stock awards” column. We have corrected this in the current Summary Compensation Table. The actual amount paid and reported for 2021 has not changed.

(4)	Mr. Scarpulla became our Chief Financial Officer effective December 6, 2021, at an annual salary of $285,000. Effective April 1, 2023, Mr. Scarpulla’s annual salary was increased to $325,000.

Grants of Plan-Based Awards Table

The following table presents information regarding grants of plan-based awards to each of our Named Executive Officers during the fiscal year ended December 31, 2023:

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(2)
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)
Steven Humphreys	11/1/2021	—	362,500	(1)	—	—	—
Justin Scarpulla	—	—	—		—	—	—

(1)

Represents the aggregate quarterly target bonus amount under the 2023 Variable Compensation Plan. For information regarding the performance criteria used in 2023 and for additional discussion about the 2023 Variable Compensation Plan, see the section entitled “—Compensation Discussion and Analysis – 2023 Compensation Program Design and Results – Variable Compensation”.

(2)	Represents the grant date fair value of RSUs granted during 2023, calculated in accordance with ASC 718.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the outstanding equity awards held by our Named Executive Officers as of December 31, 2023:

	Option Awards					Stock Awards
Name	Date of Grant	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(3)
Steven Humphreys(1)	3/31/2014	500	—	$11.30	3/31/2024	—	—
	5/22/2014	2,000	—	$7.50	5/22/2024	—	—
	6/6/2016	444,460	—	$4.36	6/6/2026	—	—
Justin Scarpulla(2)	2/28/2022	—	—	—	—	47,813	$393,979
	10/31/2022	—	—	—	—	56,250	$463,500

(1)	All awards granted to Mr. Humphreys through 2014 were for his service as a director and prior to his appointment as our Chief Executive Officer in September 2015.

(2)

Mr. Scarpulla was granted 85,000 and 75,000 RSUs under the 2011 Plan on February 28, 2022 and October 31, 2022, respectively. These RSUs vested 25% on January 1, 2023 and December 1, 2023, respectively, with the remaining RSUs vesting quarterly over the following three years. In the event that Mr. Scarpulla’s continuous service (as defined in the 2011 Plan) is terminated (a) by the Company without cause (as defined in the 2011 Plan) or by constructive termination (as defined in the Scarpulla Amendment Agreement) and (b) such termination occurs during the three (3) months prior to and ending twelve (12) months following the effective date of a change in control (as defined in the 2011 Plan), the remaining RSUs will accelerate and become fully vested, subject to Mr. Scarpulla providing an enforceable release.

(3)	Market value is based on the closing price of our common stock on December 31, 2023.

Option Exercises and Stock Vested Table

The following table sets forth the dollar amounts realized pursuant to the vesting or exercise of equity-based awards by each of our Named Executive Officers for the fiscal year ended December 31, 2023:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Steven Humphreys	—	—	50,265	359,754
Justin Scarpulla	—	—	55,937	405,731

(1)	Value realized upon vesting of RSUs is computed by multiplying the number of shares of common stock underlying RSUs that vested by the closing price of our common stock on the vesting date.

Employment Agreements; Termination / Change in Control Arrangements

We have entered into employment agreements with our Named Executive Officers. Below is a description of the material terms of each agreement, including severance provisions.

Employment Agreement with Steven Humphreys

On September 14, 2015, we entered into an executive employment agreement with Steven Humphreys pursuant to which Mr. Humphreys serves as our Chief Executive Officer and a director. As of the date of his appointment as Chief Executive Officer, Mr. Humphreys continued to serve as a director, but ceased serving as the Chairman of the Board and serving on the Audit and Nominating committees and receives no additional compensation for his service on the Board. Under the terms of his executive employment agreement, as amended by the Humphreys Amendment Agreement, Mr. Humphreys receives an annual base salary of $550,000, with a target quarterly performance bonus of up to $100,000. Mr. Humphreys’ base salary and his quarterly bonus (to the extent earned) are paid entirely in the form of common stock of the Company, except for amounts withheld in cash to cover taxes and other voluntary and involuntary payroll deductions and withholdings. As an employee, Mr. Humphreys is also eligible to participate in the Company’s employee benefits plans. Additionally, Mr. Humphreys was granted an option to purchase 444,460 shares of common stock at an exercise price of $4.36 per share (the “Option”), the closing price of the Company’s common stock on September 9, 2015, under the 2011 Plan. The Option vested as to 25% of the underlying shares on the first anniversary of the date of grant, and then monthly over the following three years. In addition, the Board agreed to grant Mr. Humphreys an award of 302,657 RSUs, vesting over four years from September 9, 2015.

The Humphreys Amendment Agreement provides that if the Company undergoes a Corporate Event on or before October 4, 2027, and subject to Mr. Humphreys’ continued employment with the Company, except as provided in the Humphreys Amendment Agreement, the Company will grant the Humphreys Corporate Event RSU Award, effective as of immediately prior to the consummation of the Corporate Event, which will settle for either stock or cash upon the consummation of the Corporate Event, subject to Mr. Humphreys’ execution of an enforceable release of claims.

Pursuant to his executive employment agreement, Mr. Humphreys may become entitled to severance benefits. If he is terminated without cause or is constructively terminated (as each term is defined in such agreement), subject to his execution of an enforceable release of claims, he is entitled to receive (i) a lump sum payment equal to 12 months of his then-current base salary, (ii) reimbursement of COBRA premiums for continuation of Company-sponsored group health plan coverage for 12 months, and (iii) 12 months of accelerated service-based vesting in his then-outstanding equity awards. However, in addition to these severance benefits, in the event Mr. Humphreys is terminated without cause or is constructively terminated within 12 months following a change in control of the Company, he is entitled to full acceleration of his equity awards with time-based vesting. Also pursuant to his executive employment agreement, in the event of his death or disability while an employee of the Company, Mr. Humphreys is entitled to a lump sum payment equal to 12 months of his base salary.

Employment Agreement with Justin Scarpulla

On October 25, 2021, we entered into an executive employment agreement with Justin Scarpulla pursuant to which Mr. Scarpulla serves as our Chief Financial Officer, Principal Accounting Officer and Principal Financial Officer. He was appointed to this role by the Board of Directors on December 6, 2021. Effective April 1, 2023, Mr. Scarpulla’s annual base salary was increased to $325,000 from $285,000 in 2022. Mr. Scarpulla was granted 85,000 and 75,000 RSUs under the 2011 Plan on February 28, 2022 and October 31, 2022, respectively. These awards vest with respect to 25% of the underlying shares on January 1, 2023 and December 1, 2023, respectively, and then with respect to the remaining shares on a quarterly basis over the following three years, subject to continued service through the applicable vesting dates. In March 2023, in recognition of Mr. Scarpulla’s contributions and continued service with the Company and to make his equity awards more competitive with market norms, the Compensation Committee amended Mr. Scarpulla’s outstanding RSUs to provide for full acceleration in the event that Mr. Scarpulla’s continuous service (as defined in the 2011 Plan) is terminated (a) by the Company without cause (as defined in the 2011 Plan) or in the event that he experiences a constructive termination (as defined in the Scarpulla Amendment Agreement) and (b) such termination occurs during the change in control period (as defined in the Scarpulla Amendment Agreement), subject to his providing an enforceable release.

Pursuant to his executive employment agreement, Mr. Scarpulla may become entitled to severance benefits. If he is terminated without cause (as such term is defined in such agreement), subject to his execution of an enforceable release of claims, he is entitled to receive (i) 6 months of his then-current base salary, (ii) reimbursement of COBRA premiums for continuation of Company-sponsored group health plan coverage for Mr. Scarpulla and his eligible dependents for a period of 6 months, and (iii) an additional 6 months of vesting of his RSUs. As an employee, Mr. Scarpulla is also eligible to participate in the Company’s employee benefits plans. Mr. Scarpulla also entered into the Company’s standard form indemnification agreement.

Potential Payments upon Termination or Change in Control

The information below describes the estimated value of certain compensation and benefits that would potentially have become payable under contractual arrangements with our Named Executive Officers assuming a termination of employment or change in control of the Company had occurred on December 31, 2023, based upon the Named Executive Officers’ compensation and service levels as of such date and, where applicable, the $8.24 closing price of our common stock on December 31, 2023. The information presented represents estimates of incremental amounts that would become payable had a trigging event occurred on December 31, 2023 and does not include amounts that were earned and payable as of that date regardless of the occurrence of a triggering event.

If Mr. Humphreys had either been terminated by the Company without cause or by constructive termination (each as defined in his executive employment agreement) as of December 31, 2023, he would have become entitled to receive (i) $550,000, representing 12 months’ salary and (ii) reimbursement of health care coverage for a period of 12 months, having a value of approximately $32,095. In the event that a change of control (as defined in Mr. Humphreys’ executive employment agreement) had occurred on December 31, 2023, and Mr. Humphreys continued to serve as the Company’s Chief Executive Officer as of the effective time of the change of control, Mr. Humphreys would have become entitled to receive the Humphreys Corporate Event RSU Award, having a value of approximately $3,007,600, effective as of immediately prior to the consummation of the change in control, settled in stock or cash upon the consummation of the Corporate Event, subject to his execution of an enforceable release of claims. In addition, if on December 31, 2023 and within 12 months of a change in control, Mr. Humphreys had either been terminated by the Company without cause or by constructive termination (each as defined in his executive employment agreement) as of December 31, 2023, he would have become entitled to receive (i) $550,000, representing 12 months’ salary and (ii) reimbursement of health care coverage for a period of 12 months, having a value of approximately $32,095. Mr. Humphreys’ entitlement to such benefits would be conditioned upon his execution and nonrevocation of a general release in a form determined by the Company. In addition, Mr. Humphreys may be subject to a Section 280G cutback. Had Mr. Humphreys’ employment terminated as of December 31, 2023 for reasons of death or disability (as defined in his executive employment agreement), he (or his estate as applicable) would have become entitled to $550,000, representing 12 months’ salary, not conditioned on a general release.

If Mr. Scarpulla had been terminated by the Company without cause (as defined in his executive employment agreement) as of December 31, 2023, he would have become entitled to receive (i) $142,500, representing 6 months’ salary, (ii) reimbursement of health care coverage for a period of 6 months, having a value of approximately $16,048, and (iii) 6 months of vesting acceleration of his outstanding RSUs, having a value of approximately $162,500. In addition, if on December 31, 2023 and within three months prior to or 12 months of a change in control, Mr. Scarpulla’s continuous service (as defined in the 2011 Plan) was terminated by the Company without cause (as defined in the 2011 Plan) or by constructive termination (as defined in Scarpulla Amendment Agreement), Mr. Scarpulla’s RSUs would accelerate and become fully vested, having a value of approximately $857,479 (which amount includes the 6 months of vesting acceleration described above), subject to his execution of a general release.

Pay Versus Performance

Year	Summary Compensation Table Total for CEO ($) (1)	Compensation Actually Paid to CEO ($) (2)	Average Summary Compensation Table Total for non-CEO NEOs ($) (3)(4)	Average Compensation Actually Paid to non-CEO NEOs ($) (5)	Value of Initial Fixed $100 Investment Based on Company Total Stockholder Return ($)	Net Income (Loss) ($ in millions)
2023	424,147	424,147	361,875	467,433	146.10	(5,489,000)
2022	403,667	403,667	2,970,350	1,443,400	128.37	(392,000)
2021	630,329	630,329	220,917	291,326	498.94	1,620,000

(1)	The dollar amounts reported represent the total compensation reported for Mr. Humphreys, our Chief Executive Officer, for each fiscal year in the “Total” column of the Summary Compensation Table.

(2)	No adjustments were made to the Summary Compensation Table totals to derive the compensation actually paid to Mr. Humphreys in his role as Chief Executive Officer.

(3)	The Named Executive Officers included in the non-CEO Named Executive Officer average for each fiscal year are as follows:

Year	Non-CEO Named Executive Officers
2023	Mr. Scarpulla
2022	Mr. Scarpulla
2021	Messrs. Scarpulla and Kirnbauer, and Ms. Sandra Wallach (former Chief Financial Officer)

(4)
The dollar amounts reported represent the average of the amounts reported for our non-CEO
Named Executive Officer(s) in the “Total” column of the Summary Compensation Table in each applicable fiscal year. In 2023 and 2022, Mr. Scarpulla was our only non-CEO Named Executive Officer.

(5)
The following represents the adjustments made to the Summary
Compensation
Table totals to derive the average compensation actually paid to our non-CEO Named Executive Officer(s) for each applicable fiscal year.

Adjustments	2023	2022	2021
Amounts reported in “Stock Awards” column of the Summary Compensation Table	—	(2,685,350)	(146,400)
Fair value of outstanding and unvested stock awards that were granted in the current year	—	1,158,400	281,400
Change in fair value of stock awards outstanding and unvested at the end of the current year that were granted in a prior year	(300,921)	—	15,575
Fair value of stock awards granted and vested in the current year	405,731	—	—
Change in fair value of stock awards vested in the current year that were granted in a prior year	747	—	92,495
Fair value at the end of the prior year of stock awards that failed to meet vesting conditions in the year	—	—	(172,661)
Value of dividends or other earnings paid on stock or option awards not otherwise reflected in fair value or total compensation	—	—	—

Comparison of “Compensation Actually
Paid
” to TSR

Comparison of “Compensation Actually Paid” to
Net
Income (Loss)

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information known to us as of April 20, 2024 with respect to the beneficial ownership of our common stock by:

•	each person who is known by us to be the beneficial owner of 5% or more of our outstanding common stock;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all current directors and executive officers, as a group.

Except as otherwise indicated, and subject to applicable community property laws, to our knowledge, the persons named in the table below have sole voting and dispositive power with respect to all shares held by them. Applicable percentage ownership in the following table is based on 23,343,562 shares of our common stock issued and outstanding as of April 20, 2024.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable within 60 days of April 20, 2024 or RSUs that are currently vested but where settlement has been deferred or that vest within 60 days of April 20, 2024 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless specified below, the mailing address for each individual, officer or director is c/o Identiv, Inc., 1900-B Carnegie Avenue, Santa Ana, CA 92705.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders
Bleichroeder LP(1)(2)	4,645,369	19.9%
1345 Avenue of the Americas, 47th Floor, New York, NY 10105
Flint Ridge Capital LLC(3)	1,355,000	5.8%
1343 Main Street, Suite 704, Sarasota, FL 34236
Portolan Capital Management, LLC(4)	1,284,375	5.5%
2 International Place, FL 26, Boston, MA 02110
The Vanguard Group(5)	1,187,336	5.1%
100 Vanguard Blvd., Malvern, PA 19355
Royce & Associates, LP(6)	1,175,876	5.0%
745 Fifth Avenue, New York, NY 10151
Directors and Named Executive Officers
Laura Angelini(7)	12,247	*
Steven Humphreys(8)	626,788	2.6%
Gary Kremen(9)	241,498	1.0%
Richard E. Kuntz, M.D.(10)	12,247	*
James E. Ousley(11)	234,460	1.0%
Justin Scarpulla(12)	49,352	*
All current directors and executive officers as a group (7 persons)(13)	1,176,592	4.9%

*	Less than one percent.

(1)

In accordance with the terms of the Stockholder Agreement with the Company, conversion of Series B non-voting convertible preferred stock, $0.001 par value per share (“Series B Preferred Stock”), is subject to a beneficial ownership limitation of 19.9% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion. Because of this limitation, the number of shares listed in the table above represents 19.9% of the number of shares of common stock outstanding as of April 20, 2024. Based on Amendment No. 2 to Schedule 13D filed jointly on April 4, 2024 by Bleichroeder LP and Bleichroeder Holdings LLC, the general partner of Bleichroeder LP (together, “Bleichroeder”), Bleichroeder is deemed to be the beneficial owner of 5,079,713 shares of common stock and has sole voting and dispositive power over the shares. If there was no 19.9% limit on the conversion of the Series B Preferred Stock, Bleichroeder would be deemed to be the beneficial owner of approximately 9,531,795 shares, representing approximately 31.8% of the outstanding shares. On April 2, 2024, the Company entered into that certain Stock and Asset Purchase Agreement (the “Agreement”) with Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions. Pursuant to the Agreement, the Company has agreed to sell to Buyer its physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, the Company’s wholly-owned subsidiary (the “Physical Security Business”), in exchange for $145.0 million in cash, subject to customary adjustments, and the assumption by Buyer of certain liabilities related to the Physical Security Business (collectively, the “Asset Sale”). Concurrently with the execution of the Agreement, Bleichroeder LP and certain funds affiliated with Bleichroeder LP (collectively, the “Voting Agreement Parties”) entered into a voting and support agreement with Buyer (the “Voting Agreement”), pursuant to which the Voting Agreement Parties agreed, among other things, to vote all shares of common stock and Series B Preferred Stock beneficially owned by the Voting Agreement Parties at the time of the stockholder vote in favor of a proposal to approve the adoption of the Agreement and the approval of the transactions contemplated by the Agreement, including the Asset Sale, and any other matter necessary to consummate such transactions, and not to vote in favor of, or tender their shares of common stock and Series B Preferred Stock into, any competing offer or acquisition proposal.

(2)

According to the Schedule 13D filed jointly on April 12, 2024 by Buyer and Seven2 SAS, a French société par actions simplifiée (“Seven2”), the shares owned by Bleichroeder may be deemed to be beneficially owned by Buyer, which is indirectly controlled by Seven2, and majority-owned by funds affiliated with and controlled by Seven2. As a result of Buyer entering into the Voting Agreement with the Voting Agreement Parties, Buyer and Seven2 may be deemed to have shared voting power and shared dispositive power with respect to the shares. Other than the shares of common stock that may be deemed to be beneficially owned by operation of the Voting Agreement, Buyer and Seven2 do not beneficially own any shares of common stock. Notwithstanding the foregoing, Buyer and Seven2 disclaim beneficial ownership of such shares for any purposes other than for purposes of Section 13(d) of the Exchange Act. The principal business of Buyer is to serve as a special acquisition vehicle in connection with the transactions contemplated by the Agreement. The principal business of Seven2 is as an investment manager or adviser to various investment partnerships and managed accounts. The address of the principal office of Buyer is c/o Protech Inc., 529 Vista Blvd., A-3, Sparks, Nevada 8943 and of Seven2 is 1 rue Paul Cézanne, Paris, France 75008.

(3)

According to Amendment No. 1 to Schedule 13G filed jointly on February 14, 2024 by Flint Ridge Capital LLC (“Flint Ridge”), Flint Ridge Partners L.P. (the “Fund”), and John P. Szabo, Jr., each of Flint Ridge and the Fund may be deemed to beneficially own 1,355,000 shares and has shared voting power and shared dispositive power with respect to the shares. Mr. Szabo may be deemed to beneficially own 2,002,157 shares and has sole voting power and sole dispositive power with respect to 292,157 of the shares, and shared voting power and shared dispositive power with respect to 1,710,000 of the shares. Flint Ridge is the general partner and investment adviser of the Fund. Mr. Szabo is the control person of Flint Ridge. Each filer disclaims beneficial ownership of the stock except to the extent of that person’s pecuniary interest therein.

(4)

According to the Schedule 13G filed jointly on March 14, 2024 by Portolan Capital Management, LLC (“Portolan Capital Management”) and George McCabe, Portolan Capital Management and Mr. McCabe each have sole voting power and sole dispositive power with respect to the shares. The shares are beneficially owned directly by Portolan Capital Management, a registered investment advisor, in its capacity as investment manager for various clients, and indirectly by Mr. McCabe, the Manager of Portolan Capital Management.

(5)

According to the Schedule 13G filed on February 13, 2024 by The Vanguard Group (“Vanguard”), Vanguard has sole dispositive power with respect to 1,178,694 of the shares and shared dispositive power with respect to 8,642 of the shares. Vanguard’s clients, including investment companies registered under the Investment Company Act of 1940 and other managed accounts, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the 1,187,336 shares listed in the table above.

(6)

According to Amendment No. 16 to Schedule 13G filed on January 23, 2024 by Royce & Associates, LP (“RALP”), RALP has sole voting power and sole dispositive power with respect to the shares. The shares listed in the table above are beneficially owned by one or more registered investment companies or other managed accounts that are investment management clients of RALP, an indirect majority owned subsidiary of Franklin Resources, Inc. (“FRI”). When an investment management contract (including a sub advisory agreement) delegates to RALP investment discretion or voting power over the securities held in the investment advisory accounts that are subject to that agreement, FRI treats RALP as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. Beneficial ownership by investment management subsidiaries and other affiliates of FRI is being reported in conformity with the guidelines articulated by the SEC staff in Release No. 34 39538 (January 12, 1998) relating to organizations, such as FRI, where related entities exercise voting and investment powers over the securities being reported independently from each other. The voting and investment powers held by RALP are exercised independently from FRI (RALP’s parent holding company) and from all other investment management subsidiaries of FRI (FRI, its affiliates and investment management subsidiaries other than RALP are, collectively, “FRI affiliates”). Furthermore, internal policies and procedures of RALP and FRI affiliates establish informational barriers that prevent the flow between RALP and the FRI affiliates of information that relates to the voting and investment powers over the securities owned by their respective investment management clients.

(7)	Includes 3,343 and 8,904 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2025 and June 1, 2026, respectively, or departure from the Board of Directors.

(8)	Includes 444,460 shares of common stock subject to options exercisable within 60 days of April 20, 2024.

(9)

Includes 1,000 shares of common stock subject to options exercisable within 60 days of April 20, 2024, and 5,662, 6,552 and 10,959 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2024, June 1, 2025 and June 1, 2026, respectively, or departure from the Board of Directors.

(10)	Includes 3,343 and 8,904 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2025 and June 1, 2026, respectively, or departure from the Board of Directors.

(11)

Includes 1,000 shares of common stock subject to options exercisable within 60 days of April 20, 2024, and 6,252, 8,311 and 14,041 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2024, June 1, 2025 and June 1, 2026, respectively, or departure from the Board of Directors.

(12)	Includes 4,687 shares of common stock subject to RSUs releasable within 60 days of April 20, 2024.

(13)

Includes 446,460 shares of common stock subject to options exercisable within 60 days of April 20, 2024, 4,687 shares of common stock subject to RSUs releasable within 60 days of April 20, 2024 and 11,914, 21,549 and 42,808 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2024, June 1, 2025 and June 1, 2026, respectively, or departure from the Board of Directors.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2023 about our common stock that may be issued pursuant to awards under our existing equity compensation plans.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,225,022		$4.99		668,598
Equity compensation plans not approved by security holders	—		—		—
Total	1,225,022	(1)	$4.99	(1)	668,598	(2)

(1)

As of December 31, 2023, there were 494,960 stock options outstanding with a weighted average exercise price of $4.99 and a weighted average term of 2.23 years, and 730,062 RSUs outstanding under the 2011 Plan. These amounts do not take into account the Humphreys Corporate Event RSU Award.

(2)	Consists of 293,888 shares available for issuance under our Employee Stock Purchase Plan and 374,710 shares available for issuance under the 2011 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

It is our policy that all employees, officers and directors must avoid any activity that is or has the appearance of conflicting with the interests of the Company. This policy is included in our Code of Conduct and Ethics. We conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the independent and disinterested members of the Board of Directors or an independent and disinterested committee of the Board of Directors.

Related Party Transactions

We have entered into indemnification agreements with our directors and executive officers. These agreements require us to indemnify these individuals to the fullest extent permitted under Delaware law against liabilities that may arise by reason of their service to us, and to advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Director Independence

Our Board of Directors has reviewed the independence of each of our directors and considered whether any director has had a material relationship with the Company or our management that could compromise his or her ability to exercise independent judgment in carrying out his or her duties and responsibilities. As a result of this review, our Board of Directors affirmatively determined that all of our directors, other than Mr. Humphreys, are independent under applicable rules of Nasdaq and the SEC.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The aggregate fees billed or to be billed to us by BPM LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2023 and 2022, were as follows:

	2023	2022
Audit Fees	$781,024	$762,617
All Other Fees	187,716	12,840

Total	$968,740	$775,457

Audit Fees. Audit fees include fees associated with the audit of our annual consolidated financial statements included in our Annual Reports on Form 10-K, review of our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q, and fees for services that were incurred in connection with statutory and regulatory filings or engagements, such as consents and review of documents filed with the SEC.

All Other Fees. All other fees in 2023 relate to services provided in connection with a quality of earnings analysis related to the Asset Sale totaling $147,321 and a transfer pricing study totaling $40,395. Fees incurred in 2022 related to a transfer pricing study.

For the fiscal years ended December 2023 and 2022, we incurred no Audit-Related Fees or Tax Fees.

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

(1)

Financial Statements: The information concerning our financial statements and Report of Independent Registered Public Accounting Firm required by this Item is incorporated by reference from the Original Report under Part II, Item 8. Financial Statements and Supplementary Data.

(2)	Financial Statement Schedules: Not Applicable.

(3)	Exhibits: See Item 15(b) below.

(b)	Exhibits:

Exhibit Number	Description of Document

3.1	Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4/A, filed on November 10, 2009 (SEC File No. 333-162618).)

3.2	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

3.3	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2010.)

3.4	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 7, 2011.)

3.5	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

3.6	Certificate of Amendment to Fourth Amended and Restated Certificate of Incorporation, as amended. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2016.)

3.7	Amended and Restated Bylaws of the Company, as amended May 16, 2020 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 19, 2020.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

4.2	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of SCM Microsystems, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 8-K filed on November 14, 2002.)

4.3	Certificate of Designation of Preferences, Rights and Limitations of Series B Non-Voting Convertible Preferred Stock dated December 21, 2017. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

4.4	Warrants issued to 21 April Fund, Ltd. and 21 April Fund, L.P. dated May 5, 2020. (Incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities and Exchange Act of 1934. (Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.)

10.1*	Form of Director and Officer Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.)

10.2*	2011 Incentive Compensation Plan, as amended through March 10, 2020. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.)

10.3*	2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2011.)

Exhibit Number	Description of Document

10.4*	Employment Letter Agreement dated September 14, 2015 between the Company and Steven Humphreys. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 16, 2015.)

10.5*	Amendment to Employment Letter Agreement dated October 4, 2023 between the Company and Steven Humphreys. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 11, 2023.)

10.6*	Offer Letter dated October 25, 2021 between the Company and Justin Scarpulla. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 7, 2021.)

10.7	Stockholder Agreement dated December 21, 2017 among the Company, 21 April Fund, Ltd. and 21 April Fund, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

10.8	Amended and Restated Loan and Security Agreement dated February 8, 2021 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 11, 2021.)

10.9	First Amendment to Amended and Restated Loan and Security Agreement dated as of April 30, 2021 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.10	Second Amendment to Amended and Restated Loan and Security Agreement dated as of April 14, 2022 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2022.)

10.11	Third Amendment to Amended and Restated Loan and Security Agreement dated as of December 30, 2022 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.)

10.12	Fourth Amendment to Amended and Restated Loan and Security Agreement dated as of February 8, 2023 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 8, 2023.)

10.13	Fifth Amendment to Amended and Restated Loan and Security Agreement dated as of March 4, 2024 between the Company and East West Bank. (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

21.1	Subsidiaries of the Registrant. (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

23.1	Consent of Independent Registered Public Accounting Firm. (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

24.1	Power of Attorney. (Incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Incorporated by reference to Exhibit 32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

97.1	Incentive-Based Compensation Recoupment Policy. (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.)

Exhibit Number	Description of Document

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

^	Filed herewith.
*	Denotes management compensatory contract or arrangement.
+

Furnished and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filings under the Securities Act of 1933 or the Exchange Act, except to the extent that the registrant specifically incorporates by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
IDENTIV, INC.

By:	/s/ Steven Humphreys
Steven Humphreys
Chief Executive Officer

April 29, 2024