Form 10-Q
period 2024-03-31
Identiv, Inc.
filed 2024-05-10
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 23,382,459 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$21,623	$23,312
Restricted cash	811	1,072
Accounts receivable, net of allowances of $701 and $2,627 as of March 31, 2024 and December 31, 2023, respectively	17,811	21,969
Inventories	28,460	28,712
Prepaid expenses and other current assets	4,159	4,421
Total current assets	72,864	79,486
Property and equipment, net	8,832	9,320
Operating lease right-of-use assets	4,756	5,214
Intangible assets, net	3,995	4,251
Goodwill	10,192	10,218
Other assets	1,150	1,234
Total assets	$101,789	$109,723
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,564	$12,250
Financial liabilities, net of debt issuance costs of $106 and $51 as of March 31, 2024 and December 31, 2023, respectively	9,894	9,949
Operating lease liabilities	1,655	1,714
Deferred revenue	1,744	2,341
Accrued compensation and related benefits	2,099	2,334
Other accrued expenses and liabilities	2,351	2,194
Total current liabilities	27,307	30,782
Long-term operating lease liabilities	3,309	3,716
Long-term deferred revenue	981	927
Other long-term liabilities	26	26
Total liabilities	31,623	35,451
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; 5,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 25,022 and 24,902 shares issued and 23,334 and 23,247 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	25	25
Additional paid-in capital	501,771	500,752
Treasury stock, 1,688 and 1,655 shares as of March 31, 2024 and December 31, 2023, respectively	(13,246)	(12,969)
Accumulated deficit	(419,428)	(414,870)
Accumulated other comprehensive income	1,039	1,329
Total stockholders' equity	70,166	74,272
Total liabilities and stockholders' equity	$101,789	$109,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net revenue	$22,494	$25,997
Cost of revenue	14,102	16,786
Gross profit	8,392	9,211
Operating expenses:
Research and development	3,011	2,707
Selling and marketing	5,302	6,097
General and administrative	4,252	2,948
Restructuring and severance	22	191
Total operating expenses	12,587	11,943
Loss from operations	(4,195)	(2,732)
Non-operating income (expense):
Interest expense, net	(87)	(50)
Foreign currency gains (losses), net	(256)	89
Loss before income tax provision	(4,538)	(2,693)
Income tax provision	(20)	(26)
Net loss	(4,558)	(2,719)

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(290)	120
Comprehensive loss	$(4,848)	$(2,599)

Net loss per common share:
Basic	$(0.21)	$(0.13)
Diluted	$(0.21)	$(0.13)
Weighted average shares used in computing net loss per common share:
Basic	23,368	22,794
Diluted	23,368	22,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended March 31, 2024
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2024	5,000	$5	23,247	$25	$500,752	$(12,969)	$(414,870)	$1,329	$74,272
Net loss	—	—	—	—	—	—	(4,558)	—	(4,558)
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	(290)	(290)
Issuance of common stock in connection with vesting of stock awards	—	—	120	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,019	—	—	—	1,019
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(33)	—	—	(277)	—	—	(277)
Balances, March 31, 2024	5,000	$5	23,334	$25	$501,771	$(13,246)	$(419,428)	$1,039	$70,166

	Three Months Ended March 31, 2023
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2023	5,000	$5	22,623	$24	$495,818	$(12,173)	$(409,381)	$1,101	$75,394
Net loss	—	—	—	—	—	—	(2,719)	—	(2,719)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	120	120
Issuance of common stock in connection with vesting of stock awards	—	—	78	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	990	—	—	—	990
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(24)	—	—	(184)	—	—	(184)
Balances, March 31, 2023	5,000	$5	22,677	$24	$496,808	$(12,357)	$(412,100)	$1,221	$73,601

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities
Net loss	$(4,558)	$(2,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	785	623
Amortization of debt issuance costs	26	5
Stock-based compensation expense	1,019	990
Changes in operating assets and liabilities:
Accounts receivable	4,160	3,661
Inventories	234	(1,667)
Prepaid expenses and other assets	346	(214)
Accounts payable	(2,684)	(4,876)
Deferred revenue	(543)	(210)
Accrued expenses and other liabilities	(86)	(291)
Net cash used in operating activities	(1,301)	(4,698)
Cash flows from investing activities:
Capital expenditures	(232)	(1,225)
Net cash used in investing activities	(232)	(1,225)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	5,919	9,936
Repayments under revolving loan facility	(6,000)	—
Taxes paid related to net share settlement of restricted stock units	(277)	(184)
Net cash provided by (used in) financing activities	(358)	9,752
Effect of exchange rates on cash, cash equivalents, and restricted cash	(59)	201
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,950)	4,030
Cash, cash equivalents, and restricted cash at beginning of period	24,384	17,137
Cash, cash equivalents, and restricted cash at end of period	$22,434	$21,167

Supplemental Disclosures of Cash Flow Information:
Interest paid	$94	$28
Taxes paid, net	$24	$27
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$323

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended. The accompanying unaudited condensed consolidated financial statements contain historical financial information for the periods presented and do not reflect any impact of the Stock and Asset Purchase Agreement entered into on April 2, 2024 more fully disclosed in Note 16, Subsequent Events.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended.

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

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three Months Ended March 31,
	2024			2023
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$15,360	$1,144	$16,504	$20,874	$754	$21,628
Europe and the Middle East	3,897	101	3,998	2,899	85	2,984
Asia-Pacific	1,992	—	1,992	1,385	—	1,385
Total	$21,249	$1,245	$22,494	$25,158	$839	$25,997

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

Changes in deferred revenue during the three months ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Deferred revenue, beginning of period	$3,268	$2,655
Deferral of revenue billed in current period, net of recognition	542	504
Recognition of revenue deferred in prior periods	(1,085)	(714)
Deferred revenue, end of period	$2,725	$2,445

Amounts recognized as revenue in excess of amounts billed are recorded as unbilled receivables and are included in other current assets on the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the amount of unbilled receivables was immaterial.

Unsatisfied Performance Obligations

Revenue expected to be recognized in future periods related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, and contracts where revenue is recognized as invoiced, was approximately $1.5 million as of March 31, 2024. Since the Company typically invoices customers at contract inception, this amount is included in the deferred revenue balance. As of March 31, 2024, the Company expects to recognize 30% of the revenue related to these unsatisfied performance obligations during the remainder of 2024, 29% during 2025, and 41% thereafter.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2024 and December 31, 2023, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of March 31, 2024 and December 31, 2023, there were no liabilities measured and recognized at fair value on a recurring basis.

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

As of March 31, 2024 and December 31, 2023, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2024 and December 31, 2023, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

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

5. Goodwill and Intangible Assets

Goodwill

The following table summarizes the activity in goodwill (in thousands):

	Identity	Premises	Total
Balance as of January 1, 2023	$3,554	$6,636	$10,190
Currency translation adjustment	—	2	2
Balance as of March 31, 2023	$3,554	$6,638	$10,192

Balance as of January 1, 2024	$3,554	$6,664	$10,218
Currency translation adjustment	—	(26)	(26)
Balance as of March 31, 2024	$3,554	$6,638	$10,192

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company tests goodwill for impairment on an annual basis, in the fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs an initial assessment of qualitative factors to determine whether the existence of events and circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In performing the qualitative assessment, the Company identifies and considers the significance of relevant key factors, events, and circumstances that affect the fair value of its reporting units. These factors include external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. If, after assessing the totality of relevant events and circumstances, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company will perform the quantitative impairment test which compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the carrying amount of the reporting unit is in excess of its fair value, an impairment loss would be recorded in the condensed consolidated statements of comprehensive loss. During the three months ended March 31, 2024 and 2023, the Company noted no indicators of goodwill impairment and concluded no further testing was necessary.

Intangible Assets

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets resulting from acquisitions (in thousands):

		Developed	Customer
	Trademarks	Technology	Relationships	Total
Amortization period (in years)	5	10 – 12	4 – 12

Gross carrying amount as of March 31, 2024	$760	$9,088	$15,742	$25,590
Accumulated amortization	(760)	(7,220)	(13,615)	(21,595)
Intangible assets, net as of March 31, 2024	$—	$1,868	$2,127	$3,995

Gross carrying amount as of December 31, 2023	$760	$9,098	$15,748	$25,606
Accumulated amortization	(760)	(7,110)	(13,485)	(21,355)
Intangible assets, net as of December 31, 2023	$—	$1,988	$2,263	$4,251

Each period, the Company evaluates the estimated remaining useful lives of purchased intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. If a revision to the remaining period of amortization is warranted, amortization is prospectively adjusted over the remaining useful life of the intangible asset. Intangible assets subject to amortization are amortized on a straight-line basis over their useful lives as indicated in the table above. The Company performs an evaluation of its amortizable intangible assets for impairment at the end of each reporting period. The Company did not identify any impairment indicators during the three months ended March 31, 2024.

The following table summarizes the amortization expense included in the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$110	$111
Selling and marketing	130	155
Total	$240	$266

The estimated annual future amortization expense for purchased intangible assets with definite lives as of March 31, 2024 was as follows (in thousands):

2024 (remaining nine months)	$721
2025	961
2026	961
2027	961
2028	391
Total	$3,995

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$14,255	$15,122
Work-in-progress	—	5
Finished goods	14,205	13,585
Total	$28,460	$28,712

Property and equipment, net consists of (in thousands):

	March 31, 2024	December 31, 2023
Building and leasehold improvements	$1,999	$2,203
Furniture, fixtures and office equipment	1,064	1,017
Plant and machinery	18,957	18,920
Purchased software	855	836
Total	22,875	22,976
Accumulated depreciation	(14,043)	(13,656)
Property and equipment, net	$8,832	$9,320

The Company recorded depreciation expenses of $0.5 million and $0.4 million during the three months ended March 31, 2024 and 2023, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	March 31, 2024	December 31, 2023
Accrued professional fees	$449	$441
Accrued warranties	301	378
Other accrued expenses	1,601	1,375
Total	$2,351	$2,194

7. Financial Liabilities

The Company’s financial liabilities consist of (in thousands):

	March 31,	December 31,
	2024	2023
Revolving loan facility	$10,000	$10,000
Less: Unamortized debt issuance costs	(106)	(51)
Financial liabilities, net of debt issuance costs	$9,894	$9,949

On February 8, 2017, the Company entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, on April 14, 2022, the Company and EWB amended the Loan Agreement replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25% (interest rate as of March 31, 2024 was 8.50%), and certain financial covenants were amended. On February 8, 2023, the Company entered into an amendment (the "Fourth Amendment") to the Loan Agreement. The Fourth Amendment amends the Loan Agreement to, among other things, extend the maturity date to February 8, 2025, and amend certain financial covenants.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets, as well as other financial covenants. The Company’s obligations under the Loan Agreement are collateralized by substantially all of its assets. The Company was not in compliance with a financial covenant under the Loan Agreement as of March 31, 2024, which non-compliance was waived by EWB on May 6, 2024.

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

9. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Series B Convertible Preferred Stock:
Balance at beginning of period	$26,589	$25,323
Cumulative dividends on Series B convertible preferred stock	248	313
Balance at end of period	$26,837	$25,636
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,647	6,331
Cumulative dividends on Series B convertible preferred stock	62	78
Number of shares at end of period	6,709	6,409

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of March 31, 2024 would be convertible into 6,709,359 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of March 31, 2024, none of the contingent conditions to adjust the conversion rate had been met.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2024 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSUs"), and issuance of RSUs vested but not released	1,304,248
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	286,899
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	9,426,484

10. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan, as amended (the “2011 Plan”), to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

Stock Options

A summary of stock option activity for the three months ended March 31, 2024 is as follows:

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	494,960	$4.99	2.23	$1,725,985
Granted	—	—
Cancelled or Expired	(7,500)	8.97
Exercised	—	—
Balance as of March 31, 2024	487,460	$4.93	2.01	$1,583,118
Vested or expected to vest as of March 31, 2024	487,460	$4.93	2.01	$1,583,118
Exercisable as of March 31, 2024	487,460	$4.93	2.01	$1,583,118

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of March 31, 2024 and the exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of March 31, 2024:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $7.20	446,460	2.17	$4.37	446,460	$4.37
$10.93 - $16.40	41,000	0.25	10.93	41,000	10.93
$4.36 - $16.40	487,460	2.01	$4.93	487,460	$4.93

As of March 31, 2024, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2024:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2024	730,062	$11.17
Granted	127,919	8.63
Vested	(106,761)	10.16
Forfeited	—	—
Unvested as of March 31, 2024	751,220	$10.88
RSUs vested but not released	65,568	$10.72

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of March 31, 2024, there was $7.0 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.3 years. No tax benefit was realized from RSUs for the three months ended March 31, 2024.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$47	$45
Research and development	182	202
Selling and marketing	264	293
General and administrative	526	450
Total	$1,019	$990

Restricted Stock Unit Net Share Settlements

During the three months ended March 31, 2024 and 2023, the Company repurchased 32,608 and 24,812 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

11. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders during the period by the weighted average number of common shares outstanding during that period. Diluted net loss per common share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock or the if-converted method of accounting. Dilutive potential common share equivalents are excluded from the computation of net loss per share in loss periods, as their effect would be antidilutive.

	Three Months Ended March 31,
	2024	2023
Basic net loss per common share:
Numerator:
Net loss	$(4,558)	$(2,719)
Less: accretion of Series B convertible preferred stock dividends	(248)	(313)
Net loss available to common stockholders	$(4,806)	$(3,032)

Denominator:
Weighted average common shares outstanding - basic and diluted	23,368	22,794
Net loss per common share - basic and diluted	$(0.21)	$(0.13)

The following common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2024 and 2023 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2024	2023
Shares of common stock subject to outstanding RSUs	751	873
Shares of common stock subject to outstanding PSUs	—	40
Shares of common stock subject to outstanding stock options	487	506
Shares of common stock subject to outstanding warrants	—	275
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,709	6,409
Total	7,947	8,103

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

Net revenue and gross profit information by segment for the three months ended March 31, 2024 and 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Identity:
Net revenue	$12,835	$14,678
Gross profit	2,834	3,079
Gross profit margin	22%	21%
Premises:
Net revenue	9,659	11,319
Gross profit	5,558	6,132
Gross profit margin	58%	54%
Total:
Net revenue	22,494	25,997
Gross profit	8,392	9,211
Gross profit margin	37%	35%
Operating expenses:
Research and development	3,011	2,707
Selling and marketing	5,302	6,097
General and administrative	4,252	2,948
Restructuring and severance	22	191
Total operating expenses:	12,587	11,943
Loss from operations	(4,195)	(2,732)
Non-operating income (expense):
Interest expense, net	(87)	(50)
Foreign currency gains (losses), net	(256)	89
Loss before income tax provision	$(4,538)	$(2,693)

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Americas	$16,504	$21,628
Europe and the Middle East	3,998	2,984
Asia-Pacific	1,992	1,385
Total	$22,494	$25,997

As percentage of net revenue:
Americas	73%	83%
Europe and the Middle East	18%	12%
Asia-Pacific	9%	5%
Total	100%	100%

Concentration of Credit Risk

One customer accounted for 11% of net revenue for the three months ended March 31, 2024. No customer accounted for more than 10% of net revenue for the three months ended March 31, 2023. No customer accounted for 10% or more of net accounts receivable as of March 31, 2024 or December 31, 2023.

Long-lived assets by geographic location as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024	December 31, 2023
Property and equipment, net:
Americas	$667	$711
Europe and the Middle East	500	519
Asia-Pacific	7,665	8,090
Total property and equipment, net	$8,832	$9,320

Operating lease ROU assets:
Americas	$2,623	$2,836
Europe and the Middle East	316	371
Asia-Pacific	1,817	2,007
Total operating lease right-of-use assets	$4,756	$5,214

13. Restructuring and Severance

During the three months ended March 31, 2024 and 2023, restructuring expenses consisted of severance related costs of $22,000 and $191,000, respectively.

14. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, manufacturing facilities, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $0.6 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2024 (in thousands):

March 31, 2024
2024 (remaining nine months)	$1,475
2025	1,765
2026	1,347
2027	858
2028	23
Total minimum lease payments	5,468
Less: amount of lease payments representing interest	(504)
Present value of future minimum lease payments	4,964
Less: current liabilities under operating leases	(1,655)
Long-term operating lease liabilities	$3,309

As of March 31, 2024, the weighted average remaining lease term for the Company’s operating leases was 3.1 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 7.0%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

15. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of March 31, 2024 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2024 (remaining nine months)	$21,597	$151	$21,748
2025	5,320	31	5,351
2026	2,729	9	2,738
2027	3,500	1	3,501
Total	$33,146	$192	$33,338

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$378	$345
Credited to costs and expenses	(77)	(5)
Cost of warranty claims	—	1
Balance at end of period	$301	$341

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

16. Subsequent Events

On April 2, 2024, the Company entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions (“Vitaprotech”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, at the closing of the transactions contemplated thereby, the Company will sell its physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, its wholly-owned subsidiary (the “Physical Security Business”), to Buyer in exchange for $145.0 million in cash (the “Purchase Price”), subject to customary adjustments set forth in the Purchase Agreement, and the assumption by Buyer of certain liabilities related to the Physical Security Business (collectively, the “Asset Sale”).

The completion of the Asset Sale and the other transactions contemplated by the Purchase Agreement (the “Closing”) is subject to customary conditions, including, (1) the approval of the Asset Sale by the Company’s stockholders, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (3) the absence of any order that has the effect of enjoining or otherwise prohibiting the completion of the Asset Sale, (4) each party’s representations and warranties being true and correct as of the Closing, (5) each party’s material compliance with agreements, covenants and conditions, (6) obtaining clearance from the Committee on Foreign Investment in the United States (“CFIUS”), (7) obtaining approval under the United Kingdom National Security and Investment Act 2021 (the “NSI Act”), and (8) delivery of the Purchase Price. The Closing is not subject to the approval of Buyer’s stockholders or the receipt of financing by Buyer. Certain of Buyer’s obligations under the Purchase Agreement are guaranteed by Vitaprotech.

The Purchase Agreement includes customary representations, warranties and covenants of the Company and Buyer, including covenants to use their respective reasonable best efforts to consummate the transactions contemplated by the Purchase Agreement. Between the date of execution of the Purchase Agreement and the Closing, the Company has agreed to conduct its and its subsidiaries’ business in the ordinary course of business and in a manner consistent with past practice and to comply with certain operating covenants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, under the heading “Risk Factors,” The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms the “Company,” “Identiv,” “we,” “us” and “our” as used herein refers collectively to Identiv, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Identiv is a global provider of secure identification and physical security.

We are leveraging our RFID-enabled physical device-management expertise as well as our physical access, video and analytics solutions to provide leading solutions as our customers, and our customers’ customers, embrace the Internet of Things ("IoT"). Customers in the technology and mobility, consumer, government, healthcare, education and other sectors rely on Identiv’s identification and access solutions. Identiv’s platform encompasses RFID and near-field communication ("NFC"), cybersecurity, and the full spectrum of physical access, video, and audio security. We are bringing the benefits of the IoT to a wide range of physical, connected items.

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

Recent Developments

Pending Asset Sale

On April 2, 2024, we entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions (“Vitaprotech”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, at the closing of the transactions contemplated thereby, we will sell our physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, our wholly-owned subsidiary (the “Physical Security Business”), to Buyer in exchange for $145.0 million (the “Purchase Price”), subject to customary adjustments set forth in the Purchase Agreement, and the assumption by Buyer of certain liabilities related to the Physical Security Business (collectively, the “Asset Sale”).

The completion of the Asset Sale and the other transactions contemplated by the Purchase Agreement (the “Closing”) is subject to customary conditions, including, (1) the approval of the Asset Sale by our stockholders, (2) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), (3) the absence of any order that has the effect of enjoining or otherwise prohibiting the completion of the Asset Sale, (4) each party’s representations and warranties being true and correct as of the Closing, (5) each party’s material compliance with agreements, covenants and conditions, (6) obtaining clearance from the Committee on Foreign Investment in the United States (“CFIUS”), (7) obtaining approval under the United Kingdom National Security and Investment Act 2021 (the “NSI Act”), and (8) delivery of the

Purchase Price. The Closing is not subject to the approval of Buyer’s stockholders or the receipt of financing by Buyer. Certain of Buyer’s obligations under the Purchase Agreement are guaranteed by Vitaprotech.

The Purchase Agreement includes customary representations, warranties and covenants of us and Buyer, including covenants to use respective reasonable best efforts to consummate the transactions contemplated by the Purchase Agreement. Between the date of execution of the Purchase Agreement and the Closing, we have agreed to conduct our and our subsidiaries’ business in the ordinary course of business and in a manner consistent with past practice and to comply with certain operating covenants.

Upon the closing of the Asset Sale, Steven Humphreys, our Chief Executive Officer and certain other members of the our senior management will join Buyer. Following the completion of the Asset Sale and the departure of these members of senior management, the senior management of the Company will include Kirsten Newquist, currently President, IoT Solutions, Justin Scarpulla, Chief Financial Officer, Edward Kirnbauer, Vice President, Global Corporate Controller, Dr. Manfred Mueller, Chief Strategy Officer, Amir Khoshniyati, Executive Vice President and General Manager, IoT Solutions, and Boon Yong (BY) Koh, Executive Vice President, Operations. Ms. Newquist joined the Company on April 15, 2024. Upon Mr. Humphreys’ departure, Ms. Newquist will assume the role of Chief Executive Officer of the Company and is expected to serve as a member of the board of directors.

In addition, upon the closing of the Asset Sale, restricted stock units (“RSUs”) relating to unvested shares held by our employees who are employed by the Physical Security Business and remain employed by the Company through the closing of the Asset Sale and, effective immediately following the Asset Sale, become employees of Buyer (or an affiliate of Buyer) will become vested at Closing, while RSUs held by our non-employee directors will remain outstanding and continue to vest according to their terms.

Following the completion of the Asset Sale, we will continue to be a public company operating under the name Identiv, Inc. and will continue to own the assets and liabilities of our business that are not sold to Buyer, which we refer to herein as the “IoT Business”. As of immediately following the closing of the Asset Sale, all of our revenues will be generated by the IoT Business. The IoT Business is developing, manufacturing, and supplying specialty IoT solutions tailored for the healthcare industry and other high-value end markets. Our specialty RFID IoT devices, including NFC, high frequency (HF), dual frequency (DF), ultra-high frequency (UHF) and Bluetooth Low Energy (BLE), are attached to or embedded into physical items, providing those items with a unique digital identity.

Management’s discussion and analysis of financial condition and results of operations addresses historical periods and does not take into account the Asset Sale, which will affect our business on a go-forward basis, assuming the Asset Sale closes. For additional information regarding the risks related to the proposed Asset Sale, see “Risks Related to the Asset Sale” and “Risks Related to the Company’s IoT Business if the Asset Sale is Completed” under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Factors Affecting Our Performance

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. That pace, scope and depth has resulted in large fluctuations in our operating results. For example, the end-user adoption of BLE devices, which accelerated in 2023, is expected to pause in 2024 and possibly beyond. As a result, we have experienced a corresponding decrease in utilization in our facilities in Southeast Asia.

We believe significant improvement in chip capabilities at lower costs has accelerated the opportunities for product engineers to integrate RFID into their products to create new and more engaging customer experiences, product reliability and performance. Though we believe the number of opportunities for RFID-based solutions has increased, the evaluation period and customer adoption originally expected has taken longer than we anticipated.

We believe the underlying, long-term trend is continued RFID adoption across multiple verticals, but regulated industries like healthcare take longer to optimize the technology and fully understand the benefits. We also believe that expanding use cases fosters adoption across verticals and into other markets.

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

Competitive Landscape

We have seen a large increase in global production capacity at several of our RFID competitors. This has resulted in competitive pricing pressure, and, in response, we have begun to exit some of our lowest margin business. This has had, and we expect will continue to have, a negative impact on our operating results. We have also publicly disclosed allegations of anti-competitive business practices by one of our RFID competitors.

Purchasing of our Products and Services for U.S. Federal Government Security Programs

In addition to the general seasonality of demand, overall U.S. Federal government expenditure patterns have a significant effect on demand for our products due to the significant portion of revenue that is typically sourced from U.S. Federal government agencies. Drivers of growth included our technology strength and proven security solutions, and continued strength in investments for security across a number of different agencies. We believe that the success and growth of our business will continue through the U.S. Federal government focus on security and our successful procurement of government business. If there are changes in government purchasing policies or budgetary constraints, there could be implications for our growth prospects and operating results. If we are unable to meet end-user or customer volume or performance expectations, then our business prospects and operating results may be adversely affected.

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

Anticipated Effects of Pending Asset Sale

Our remaining business will be affected by the Asset Sale, assuming it closes. The pending Asset Sale will include assets and operations representing the majority of our historical revenues, representing approximately 63% of our 2023 revenue, as well as a substantial portion of our assets, representing approximately 43% of our assets as of December 31, 2023. The gross margin profile of the remaining business will be significantly lower than our historical total gross margins and we will continue to carry the costs of a publicly traded company across a lower revenue base. As a result, we expect our net loss to increase substantially. From a liquidity and capital resources perspective, the Asset Sale is expected to result in approximately $145 million in proceeds to the company; excluding transaction costs, taxes and other costs associated with the closing of the Asset Sale.

For additional information regarding the risks related to the proposed Asset Sale, see “Risks Related to the Asset Sale” and “Risks Related to the Company’s IoT Business if the Asset Sale is Completed” under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

The following table includes net revenue and net profit information by business segment and reconciles gross profit to loss before income tax provision (in thousands, except percentages).

	Three Months Ended March 31,
	2024	2023	% Change
Identity:
Net revenue	$12,835	$14,678	(13%)
Gross profit	2,834	3,079	(8%)
Gross profit margin	22%	21%
Premises:
Net revenue	9,659	11,319	(15%)
Gross profit	5,558	6,132	(9%)
Gross profit margin	58%	54%
Total:
Net revenue	22,494	25,997	(13%)
Gross profit	8,392	9,211	(9%)
Gross profit margin	37%	35%
Operating expenses:
Research and development	3,011	2,707	11%
Selling and marketing	5,302	6,097	(13%)
General and administrative	4,252	2,948	44%
Restructuring and severance	22	191	(88%)
Total operating expenses:	12,587	11,943	5%
Loss from operations	(4,195)	(2,732)	54%
Non-operating income (expense):
Interest expense, net	(87)	(50)	74%
Foreign currency gains (losses), net	(256)	89	(388%)
Loss before income tax provision	$(4,538)	$(2,693)	69%

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	% Change
Americas	$16,504	$21,628	(24%)
Europe and the Middle East	3,998	2,984	34%
Asia-Pacific	1,992	1,385	44%
Total	$22,494	$25,997

Percentage of net revenue:
Americas	73%	83%
Europe and the Middle East	18%	12%
Asia-Pacific	9%	5%
Total	100%	100%

Net Revenue

Net revenue for the three months ended March 31, 2024 was $22.5 million, a decrease of 13% compared with $26.0 million for the comparable period of 2023. Net revenue in the Americas was $16.5 million for the three months ended March 31, 2024, a decrease of 24% compared to $21.6 million for the comparable period of 2023. Net revenue in Europe, the Middle East, and the Asia-Pacific was approximately $6.0 million for the three months ended March 31, 2024, an increase of 37% compared with the comparable period of 2023.

Identity Segment

Net revenue in our Identity segment was $12.8 million for the three months ended March 31, 2024, a decrease of 13% compared with $14.7 million for the comparable period of 2023. Net revenue in this segment for the three months ended March 31, 2024 represented 57% of our net revenue, compared to 56% in the comparable period of 2023.

Net revenue in this segment in the Americas for the three months ended March 31, 2024 decreased 30% compared to the three months ended March 31, 2023. The decrease was primarily due to lower sales of RFID transponder products to consumer products contract manufacturers.

Net revenue in this segment in Europe, the Middle East, and the Asia-Pacific for the three months ended March 31, 2024 increased 42% compared with the comparable period of 2023. The increase was primarily due to higher sales of RFID transponder products, and higher sales of our legacy smart card readers to existing customers in the medical device and library markets.

Premises Segment

Net revenue in our Premises segment was $9.7 million for the three months ended March 31, 2024, a decrease of 15% compared with $11.3 million for the comparable period of 2023. Net revenue in our Premises segment for the three months ended March 31, 2024 represented 43% of our net revenue, compared to 44% in the comparable period of the prior year.

Net revenue in this segment in the Americas for the three months ended March 31, 2024 decreased 17%, compared with the comparable period of 2023 due to lower sales of Hirsch Velocity hardware, software, and video product offerings across both federal government and commercial businesses.

Net revenue in this segment across Europe, the Middle East, and the Asia-Pacific for the three months ended March 31, 2024 increased 14%, compared with the comparable period of 2023. Net revenue in these regions is primarily project driven and can vary period to period.

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

If the Asset Sale is completed, we will no longer receive any revenue from our Premises segment.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2024 was $8.4 million, or 37% of net revenue, compared with $9.2 million, or 35% of net revenue in the comparable period of 2023. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, inventory adjustments and amortization, where applicable.

Identity Segment

In our Identity segment, gross profit in the three months ended March 31, 2024 was $2.8 million compared with $3.1 million in the comparable period of 2023. Gross profit margins in the Identity segment for the three months ended March 31, 2024 increased to 22% from 21% in the comparable period of 2023. The increase in gross profit margins was primarily attributable to changes in product mix, with higher sales of higher margin smart card readers, partially offset by lower sales of lower margin RFID transponder products, and increased manufacturing overhead expenses associated with our Thailand operations that began production in the third quarter of 2023.

Premises Segment

In our Premises segment, gross profit in the three months ended March 31, 2024 was $5.6 million compared with $6.1 million in the comparable period of 2023. Gross profit margins in the Premises segment for the three months ended March 31, 2024 increased to 58% from 54% in the comparable period of 2023. The increase in gross profit margins was primarily attributable to lower freight and logistic costs.

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

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2024 and 2023 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended March 31,
	2024	2023	% Change
Research and development	$3,011	$2,707	11%
as a % of net revenue	13%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three months ended March 31, 2024 increased compared to the comparable prior year period primarily due to higher headcount and related payroll costs.

Selling and Marketing

	Three Months Ended March 31,
	2024	2023	% Change
Selling and marketing	$5,302	$6,097	(13%)
as a % of net revenue	24%	23%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended March 31, 2024 decreased compared to the three months ended March 31, 2023 primarily due to lower headcount and related payroll costs, lower third-party contractor costs as well as lower trade show related costs in 2024 compared to 2023.

General and Administrative

	Three Months Ended March 31,
	2024	2023	% Change
General and administrative	$4,252	$2,948	44%
as a % of net revenue	19%	11%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three months ended March 31, 2024 increased compared to the prior year period primarily due to higher headcount and related payroll costs, and professional services and legal fees of $1.0 million associated with strategic review-related activities incurred in 2024.

Restructuring and Severance Charges

	Three Months Ended March 31,
	2024	2023	% Change
Restructuring and severance	$22	$191	(88%)

Restructuring expenses for the three months ended March 31, 2024, and 2023 consisted of severance related costs of $22,000 and $191,000, respectively.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three months ended March 31, 2024 and 2023 is set forth below (dollars in thousands).

	Three Months Ended March 31,
	2024	2023	% Change
Interest expense, net	$(87)	$(50)	74%
Foreign currency gains (losses), net	$(256)	$89	(388%)

Interest expense, net consists of interest on financial liabilities and amortization of debt issuance costs. The increase in interest expense for the three months ended March 31, 2024 compared to the comparable period of 2023 was attributable to higher borrowings under our revolving loan facility with our lender in 2024 compared with 2023.

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

Income Tax Provision

	Three Months Ended March 31,
	2024	2023	% Change
Income tax provision	$(20)	$(26)	(23%)
Effective tax rate	(0%)	(0%)

As of March 31, 2024, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three months ended March 31, 2024. The effective tax rates for the three months ended March 31, 2024 and 2023 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of March 31, 2024, our working capital, defined as current assets less current liabilities, was $45.6 million, a decrease of $3.1 million compared to $48.7 million as of December 31, 2023. As of March 31, 2024, our cash and cash equivalents balance was $21.6 million.

On February 8, 2017, we entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, on April 14, 2022, we amended and restated the Loan Agreement by replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25%, and certain financial covenants were amended. On February 8, 2023, we entered into an amendment (the "Fourth Amendment") to the Loan Agreement. The Fourth Amendment amends the Loan Agreement to, among other things, extend the maturity date to February 8, 2025 and amend certain financial covenants. We were not in compliance with a financial covenant under our Loan Agreement as of March 31, 2024, which non-compliance was waived by EWB on May 6, 2024.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2024, the amount of cash included at such subsidiaries was $5.3 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we may continue to incur losses in the future. As of March 31, 2024, we had an accumulated deficit of $419.4 million. During the three months ended March 31, 2024, we had a net loss of $4.6 million.

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

The following summarizes our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(1,301)	$(4,698)
Net cash used in investing activities	(232)	(1,225)
Net cash provided by (used in) financing activities	(358)	9,752
Effect of exchange rates on cash, cash equivalents, and restricted cash	(59)	201
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,950)	4,030
Cash, cash equivalents, and restricted cash at beginning of period	24,384	17,137
Cash, cash equivalents, and restricted cash at end of period	$22,434	$21,167

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2024 of $1.3 million, was primarily due to net loss of $4.6 million, offset by an increase in cash from net changes in operating assets and liabilities of $1.4 million and adjustments for certain non-cash items of $1.8 million, consisting primarily of depreciation, amortization and stock-based compensation.

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

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2024 and 2024 were $0.2 million and $1.2 million, respectively, which related primarily to capital investment expenditures in our manufacturing facility in Thailand.

Cash flows from financing activities

Cash used in financing activities during the three months ended March 31, 2024 was $0.4 million, which consisted primarily of net share settlements of RSUs. Cash used in financing activities during the three months ended March 31, 2023 consisted of net borrowings of $9.9 million under our revolving loan facility with our lender, partially offset by net share settlements of RSUs of $0.2 million.

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

Critical Accounting Estimates

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

During the three months ended March 31, 2024, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.

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

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our condensed consolidated financial statements. We have performed sensitivity analyses as of March 31, 2024 and December 31, 2023 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. Dollar compared to the functional currency of the foreign subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of March 31, 2024 and December 31, 2023. The results of these sensitivity analyses indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.7 million as of March 31, 2024 and $0.7 million as of December 31, 2023.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as described below, we were not a party to any material legal proceedings as of March 31, 2024 or as of the date of this report.

Tageos SAS

We have initiated multiple legal proceedings in Europe in response to business practices of Tageos SAS (“Tageos”) that we allege to be anti-competitive, including the misappropriation of trade secrets and confidential information. A hearing at the regional court in Munich, Germany is currently scheduled for the middle of May 2024.

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as amended, under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in our 2023 Annual Report on Form 10-K, as amended, other than as set forth below. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

Risks Related to Our Intellectual Property, and Litigation

We may not be able to protect our intellectual property rights, which could make us less competitive and cause us to lose market share.

Our future success will depend, in part, upon our intellectual property rights and our ability to protect these rights. We rely on a combination of patent, copyright, trademark and trade secret laws, nondisclosure agreements and other contractual provisions to establish, maintain and protect our proprietary rights. From time to time, we may be required to use litigation to protect our proprietary technology. As a result, we may incur substantial costs and we may not be successful in any such litigation. For example, in April 2024, we initiated legal proceedings in Germany against Tageos for the alleged possession and misappropriation of our trade secrets and confidential information. Despite our efforts to protect our proprietary rights, unauthorized third parties may copy aspects of our products, obtain and use information that we regard as proprietary, or infringe upon our patents. In addition, the laws of some foreign countries do not protect proprietary and intellectual property rights to the same extent as do the laws in the U.S. Because many of our products are sold and a significant portion of our business is conducted outside the U.S., our exposure to intellectual property risks may be higher. Our efforts to protect our proprietary and intellectual property rights may not be adequate. Additionally, there is a risk that our competitors will independently develop similar technology or duplicate our products or design around patents or other intellectual property rights. If we are unsuccessful in protecting our intellectual property or our products or technologies are duplicated by others, our competitive position could be harmed and we could lose market share.

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

Risks Related to the Asset Sale

The proposed Asset Sale is subject to a number of conditions beyond our control. Failure to complete the Asset Sale could materially and adversely affect our future business, results of operations, financial condition and stock price.

The closing of the Asset Sale is conditioned on the receipt of the required stockholder approval, as well as the satisfaction of other closing conditions, including receipt of regulatory approvals and performance in all material respects by each party of its obligations under the Purchase Agreement.

We cannot predict whether and when the conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Asset Sale, or in the event the Asset Sale is not completed or is delayed for any other reason, our business, results of operations, financial condition and stock price may be harmed because:

• management’s and our employees’ attention may be diverted from our day-to-day operations as they focus on matters related to the Asset Sale;

• we could potentially lose key employees if such employees experience uncertainty about their future roles with us and decide to pursue other opportunities;

• we could potentially lose customers or vendors, and new customer or vendor contracts could be delayed or decreased;

• we have agreed to restrictions in the Purchase Agreement that limit how we conduct our business prior to the closing of the Asset Sale, including, among other things, restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, enter into material contracts outside of the ordinary course of business, amend our organizational documents and incur indebtedness; these restrictions may not be in our best interests and may disrupt or otherwise adversely affect our business and our relationships with our customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations;

• we have incurred and expect to continue to incur expenses related to the Asset Sale, such as legal, financial advisory and accounting fees, and other expenses that are payable by us whether or not the Asset Sale is completed;

• we may be required to pay a termination fee of $5.075 million to Buyer if the Purchase Agreement is terminated under certain circumstances, the payment of which would negatively affect our financial results and liquidity;

• we have agreed to reimburse Buyer for certain expenses up to $3.0 million in the aggregate if the Purchase Agreement is terminated by Buyer or us for failure to obtain the required stockholder approval, the payment of which would negatively affect our financial results and liquidity;

• activities related to the Asset Sale and related uncertainties may lead to a loss of revenue and market position unrelated to the Asset Sale that we may not be able to regain if the Asset Sale does not occur; and

• the failure to, or delays in, consummating the Asset Sale may result in a negative impression of us with customers, potential customers or the investment community.

The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.

In addition, our stock price has and may continue to fluctuate significantly based on announcements by us, Buyer or other third parties regarding the Asset Sale or our business.

The Purchase Agreement contains provisions that could discourage a potential competing acquirer.

The Purchase Agreement contains “no solicitation” provisions that restrict our ability to solicit, initiate, or knowingly encourage, facilitate or induce third party proposals for the acquisition of our common stock or to pursue an unsolicited offer, subject to certain limited exceptions. In addition, Buyer has an opportunity to modify or amend the terms of the Asset Sale in response to any unsolicited competing acquisition proposal before the board of directors may withdraw or change its recommendation with respect to the Asset Sale. Upon the termination of the Purchase Agreement to pursue an alternative transaction, including in connection with a Superior Proposal (as defined in the Purchase Agreement), we will be required to pay Buyer $5.075 million as a termination fee. These provisions could discourage a potential third-party acquirer from considering or proposing an acquisition transaction, even if it were prepared to pay a higher price than what would be received in the Asset Sale, or propose to acquire our entire company. These provisions might also result in a potential third-party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable. If the Purchase Agreement is terminated and we determine to seek another purchaser for our Physical Security Business or an alternative transaction, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Asset Sale.

Our executive officers and directors have interests in the Asset Sale that may be different from, or in addition to, the interests of our stockholders generally.

Our executive officers and members of the board of directors may be deemed to have interests in the Asset Sale that may be different from or in addition to those of our stockholders, generally. These interests may create potential conflicts of interest. The board of directors was aware of these potentially differing interests and considered them, among other matters, in evaluating and negotiating the Purchase Agreement and in reaching its decision to approve the Purchase Agreement and the transactions thereunder.

These interests include potential payments to, and the vesting of RSUs held by, our executive officers pursuant to the terms of agreements we previously entered into with those officers. Steven Humphreys, our Chief Executive Officer and a member of our board of directors, and Justin Scarpulla, our Chief Financial Officer, will receive a grant of 365,000 RSUs and 65,000 RSUs, respectively, effective immediately prior to the closing of the Asset Sale, which RSUs will be fully vested on grant and will settle for either stock or cash upon the closing of the Asset Sale.

In addition, Mr. Humphreys and certain other members of the Company’s senior management have agreed to depart from the Company upon the closing of the Asset Sale and to join Buyer. Specifically, Mr. Humphreys has entered into an offer letter with Buyer effective upon the closing of the Asset Sale, pursuant to which he will depart from his positions with the Company and become Deputy Chief Executive Officer of, and a member of the Executive Committee of, Vitaprotech.

Upon the closing of the Asset Sale, RSUs relating to unvested shares held by our employees who are employed by the Physical Security Business and remain employed by the Company through the closing of the Asset Sale and, effective immediately following the Asset Sale, become employees of Buyer (or an affiliate of Buyer) will become vested at Closing, while RSUs held by our non-employee directors will remain outstanding and continue to vest according to their terms.

We will incur significant expenses in connection with the Asset Sale, whether or not it is consummated.

We have and will continue to incur substantial expenses related to the Asset Sale, whether or not it is completed. We recorded transaction-related costs of approximately $1.4 million through March 31, 2024, and we will incur additional costs and expenses until completion of the Asset Sale. In addition, we will incur additional financial advisory fees that are payable upon consummation of the Asset Sale. We may also be required to pay $5.075 million to Buyer if we terminate the Purchase Agreement in certain circumstances. We have also agreed to reimburse Buyer for certain expenses up to $3.0 million in the aggregate in the event that the Purchase Agreement is terminated by Buyer or us for failure to obtain the required stockholder approval. Payment of these expenses if the Asset Sale is not completed would adversely affect our operating results and financial condition, our plans on further investment into the IoT Business, and would likely adversely affect our stock price.

We cannot be sure if or when the Asset Sale will be completed.

The consummation of the Asset Sale is subject to the satisfaction or waiver of various conditions, including:

• obtaining the required stockholder approval of the Asset Sale;

• the filings pursuant to the HSR Act, if any, having been made by each party and any applicable waiting period (and any extension thereof) under the HSR Act having expired or been terminated;

• the absence of any order that has the effect of enjoining or otherwise prohibiting the completion of the Asset Sale;

• each party’s representations and warranties being true and correct to the applicable specified standard as of the closing of the Asset Sale;

• each party’s material compliance with agreements, covenants and conditions;

• Buyer’s receipt of the Seller Closing Certificate (as defined in the Purchase Agreement) and the Company’s receipt of the Buyer Closing Certificate (as defined in the Purchase Agreement);

• obtaining clearance from CFIUS; and

• obtaining approval under the NSI Act.

We cannot guarantee that the closing conditions set forth in the Purchase Agreement will be satisfied. If we are unable to satisfy the closing conditions in Buyer’s favor or if other mutual closing conditions are not satisfied, Buyer will not be obligated to complete the Asset Sale.

If the Asset Sale is not completed, the board of directors, in discharging its fiduciary obligations, may evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to our stockholders as the Asset Sale. These may include retaining and operating the Physical Security Business or pursuing an alternate sale transaction that would yield reduced consideration or involve significant delays. Any future sale of substantially all of the assets of the Company or other transactions may be subject to further stockholder approval.

We may be subject to litigation related to the Asset Sale, which is expensive and could divert our attention.

We may be subject to litigation in connection with the Asset Sale. Litigation against us could result in substantial costs and divert our management’s attention from closing the Asset Sale, which could harm our business and increase our expenses, which could decrease our net proceeds from the Asset Sale.

Risks Related to the Company’s IoT Business if the Asset Sale is Completed

The growing number of competitors in the RFID industry is posing additional risks to our business.

As the RFID industry continues to grow, there has been an increase in the number of companies entering the market, including from China. Competitors have and may continue to sell products or solutions at low prices in order to gain market share, because they have lower costs than other competitors, or for other reasons. The number of contract manufacturers and the amount of manufacturing capacity has also increased significantly. If the growth of the RFID industry does not keep pace with the increased manufacturing capacity, this may result in downward pressure on pricing and reduced margins, each of which could have a serious adverse impact on our business, financial condition and results of operations.

Our success depends largely on the continued service and availability of key personnel.

Our future success depends on our ability to continue to attract, retain, and motivate our senior management as well as qualified technical personnel in the RFID industry. Competition for these employees is intense and many of our competitors may have greater name recognition and significantly greater financial resources to better compete for these employees. We have in the past, and may in the future, experience the loss of employees to our competitors. If we are unable to retain our existing personnel, or attract and retain additional qualified personnel, specifically in connection with and following the completion of the Asset Sale, our growth may be limited. Our key employees are employed on an “at will” basis, meaning either we or the employee may terminate their employment with us at any time. The loss of or inability to hire or replace key employees could slow our product development processes and sales efforts or harm our reputation. Also, if our stock price declines, as it has recently, it may result in difficulty attracting and retaining personnel as equity incentives generally comprise a significant portion of our employee compensation.

The separation of our Physical Security Business following the closing of the Asset Sale may significantly disrupt our operations.

If the Asset Sale is completed, we will separate the Physical Security Business from our operations, and financial reporting and corporate functions, which will require us to reconfigure our current system processes, transactions, data and controls. This transition will require significant management attention, capital and personnel resources, and the coordination of our system providers and internal business teams. We may experience difficulties, including delays and higher than anticipated costs related to capital and personnel resources, as we manage these changes, including loss or corruption of data, delays in finalizing our financial records for each accounting period and related delays in completion of our financial reporting, unanticipated expenses, and lost revenue. In addition, delays in finalizing our records could result in our failure to timely file our periodic reports with the SEC, which could limit our access to the public markets to raise debt or equity capital, restrict our ability to issue equity securities, and result in the delisting of our common stock and/or regulatory sanctions from the SEC or The Nasdaq Stock Market, any of which could have a material adverse impact on our operations. Difficulties in implementing the separation of the Physical Security Business could disrupt our operations, divert management’s attention from key strategic initiatives and have an adverse effect on our results of operations, financial condition and cash flows.

Failure to expand our IoT Business to penetrate new markets and scale successfully within those markets may negatively impact our revenues and financial condition.

Following the closing of the Asset Sale, our growth strategy for the IoT Business will depend in part on our ability to penetrate emerging markets, such as the medical device market, and scale successfully within those markets. The medical device market and other new markets present distinct and substantial challenges and risks and will likely require us to develop new customized solutions to address the particular requirements of that market. Additionally, these new market opportunities may be outside the scope of our proven expertise or in areas which have unproven market demand, and the utility and value of new products developed by us may not be accepted in the markets served by the new products. Our inability to gain market acceptance of new products could prevent us from scaling successfully within new markets and may harm our future operating results. Our future success also depends on our ability to manufacture new products to meet customer demand in a timely and cost-effective manner. Difficulties or delays in replacing existing products with new products we introduce or in manufacturing improved or new products in sufficient quantities to meet customer demand could diminish future demand for our products and harm our future operating results. In addition, if the medical device market and other new market opportunities for our current and future products are smaller than estimated or do not develop as we expect, our growth may be limited and our business, financial condition and results of operations could be adversely affected. Even if the medical device market and other emerging markets develop as expected, we may not be able to achieve the high gross margins associated with such markets, or, if we do achieve such gross margins, we may not be able to sustain them.

Following the closing of the Asset Sale, we will continue to incur significant expenses and administrative burdens as a public company despite our revenue being significantly lower, which could have an adverse effect on our business, financial condition and results of operations.

Following the closing of the Asset Sale, we will continue to incur significant legal, accounting, administrative and other costs and expenses as a public company. Because our revenue will be significantly reduced as a result of the divestiture of the Physical Security Business, these expenses will represent a larger percentage of our revenue and will have a negative effect on our gross margins. If we are unable to generate sufficient revenue through our IoT Business following the Asset Sale, these increased expenses as a percentage of our revenue may have an adverse effect on our business, financial condition and results of operations.

Uncertainty regarding the use of proceeds from the Asset Sale and our future operations may negatively impact the value and liquidity of our common stock.

We will receive $145.0 million in cash from Buyer, subject to customary adjustments pursuant to the terms of the Purchase Agreement. Our board of directors will have discretion regarding the use of proceeds from the Asset Sale and plans to use a portion of the net proceeds to pursue growth opportunities for the IoT Business. It may also use the funds to pay dividends and distributions on or redeem or repurchase our capital stock; for working capital and other general corporate purposes, which may include sales and marketing activities, research and development, general and administrative matters and capital expenditures; to invest in or acquire complementary businesses, products, services, technologies or assets; or to otherwise execute our growth strategy. Although our board of directors continues to evaluate various alternatives regarding use of the proceeds from the Asset Sale, it has not yet identified any specific plans, investments or acquisitions or committed to making any such decision by a particular date. This uncertainty may negatively impact the value and liquidity of our common stock.

We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the Asset Sale in a manner that does not produce income or that loses value, or in a manner that stockholders do not agree with. If we do not invest or apply the net proceeds from the Asset Sale in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

The amount of net proceeds that we receive from the Asset Sale is subject to decrease.

We will receive aggregate cash consideration of $145.0 million subject to certain upward adjustments related to cash and cash equivalents and working capital and certain downward adjustments related to the working capital of the Physical Security Business, indebtedness, and selling expenses. The amount of the working capital of the Physical Security Business at any given point in time is dependent upon a number of factors beyond our control. If the working capital of the Physical Security Business at the closing of the Asset Sale is less than $19.5 million, the net proceeds we will receive in connection with the Asset Sale will be decreased on a dollar-for-dollar basis, in addition to reductions with respect to our indebtedness and selling expenses at the closing of the Asset Sale. There can be no assurance that the closing working capital of the Physical Security Business will be at or above $19.5 million, and that we will receive the full $145.0 million purchase price.

If the Asset Sale is completed, our business prospects may diminish and our stock price may decline.

If the requisite stockholder vote to approve the Asset Sale is obtained and the Asset Sale closes, we will continue to operate our IoT Business despite the sale of assets that have historically generated a significant portion of our revenue. For example, the Physical Security Business generated approximately 63% of the Company’s revenue for the fiscal year ended December 31, 2023. The divestiture of the Physical Security Business will result in material cash proceeds to the Company and a reduction in operating expenses and liabilities; however, our revenue following the closing of the Asset Sale will be limited to our IoT Business. A failure by us to grow our IoT Business could result in our business prospects diminishing, and the value and liquidity of our common stock could be negatively impacted.

Even if the Asset Sale is completed, we cannot provide any assurances that we will realize the benefits we currently anticipate from the Asset Sale.

We cannot provide any assurances that we will realize the benefits we currently anticipate from the Asset Sale. We expect to focus our resources, capital, and management attention towards expanding our IoT Business. However, we may not be able to realize our goals for the IoT Business. In addition, we will experience a significant decrease in revenue as a result of the sale of the Physical Security Business. Any failure to realize the benefits we currently anticipate from the Asset Sale could have a material adverse impact on our future operating results and financial condition and could materially and adversely affect our stock price or trading volume.

To the extent we pursue acquisitions, strategic alliances, or investments in other businesses, products, services, technologies or assets, we could experience operating difficulties and other consequences that may harm our business, financial condition, and operating results, and we may not be able to successfully consummate favorable transactions or successfully integrate such acquisitions.

We expect to apply a portion of the net proceeds from the Asset Sale to pursue growth opportunities for the IoT Business, including potentially investing in opportunities such as acquisitions of complementary businesses, products, services, technologies or assets. We may also pursue strategic alliances that leverage our core technology and industry experience to expand our IoT offerings or make investments in other companies or technologies.

The identification of suitable acquisition candidates is difficult, and we may not be able to complete acquisitions on favorable terms, if at all. With respect to any future acquisitions, we may not be able to integrate such acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any acquisitions by us also could result in significant write-offs or the incurrence of debt and contingent liabilities, any of which could harm our operating results. Furthermore, the loss of customers, partners or suppliers following the completion of any acquisition could harm our business. Changes in services, sources of revenue, and branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers, resulting in an adverse impact on our financial results, financial condition and stock price. Integration of an acquired company or business also may require management’s time and resources that otherwise would be available for ongoing development of our existing business. We may also need to divert cash from other uses, or issue equity securities in order to fund these integration activities and these new businesses. If the stock price of our common stock is low or volatile, we may not be able to acquire other companies for stock. In addition, our stockholders may experience substantial dilution as a result of additional securities we may issue for acquisitions. Open market sales of substantial amounts of our common stock issued to stockholders of companies we acquire could also depress our stock price.

Ultimately, we may not realize the anticipated benefits of any acquisition, strategic alliance, or investment, or these benefits may take longer to realize than we expected. The occurrence of any of these risks could harm our business, results of operations, and financial condition.

Changes in management following the closing of the Asset Sale may adversely affect the future performance of our IoT Business.

Upon the closing of the Asset Sale, Mr. Humphreys and certain other members of the Company’s senior management will join Buyer. Following the completion of the Asset Sale and the departure of these members of senior management, the senior management of the Company will include Kirsten Newquist, currently President, IoT Solutions, Justin Scarpulla, Chief Financial Officer, Edward Kirnbauer, Vice President, Global Corporate Controller, Dr. Manfred Mueller, Chief Strategy Officer, Amir Khoshniyati, Executive Vice President and General Manager, IoT Solutions, and Boon Yong (BY) Koh, Executive Vice President, Operations. Ms. Newquist joined the Company on April 15, 2024. Upon Mr. Humphreys’ departure, Ms. Newquist will assume the role of Chief Executive Officer of the Company and is expected to serve as a member of the board of directors. In connection with these changes in management and the sale of our Physical Security Business, there will be changes to the Company’s operations and our key strategies and tactical initiatives related to our IoT Business over time. If we do not successfully implement and adapt to these changes, we may be unable to successfully execute our long-term business development plans for our IoT Business, which could adversely affect our financial condition and results of operations. Further, the future performance of our IoT Business will depend, in part, on the successful transition of our workforce to our new operating and organizational structure following the Asset Sale, and our inability to successfully manage these transitions could be viewed negatively by our customers, employees, investors and other third-party partners, and could have an adverse impact on our business and results of operations.

We will be subject to five-year non-competition and non-solicitation covenants under the Purchase Agreement, which will prevent us from reentering the Physical Security Business.

Following the closing of the Asset Sale, we will be subject to five-year non-competition and non-solicitation covenants in the Purchase Agreement. During such five-year period, the Company and its controlled affiliates will be restricted from directly or indirectly engaging with, managing or operating, or having any ownership interest in any person that engages with, manages, or operates, a business that is competitive with the Physical Security Business or competes for customers of the Physical Security Business, in each case, with respect to geographies that the Physical Security Business participated in as of the closing of the Asset Sale. In addition, during this five-year period, the Company has agreed, not to directly or indirectly hire, engage, recruit, employ, solicit or otherwise attempt to employ or engage or enter into any business relationship with any Business Employee or Acquired Entity Employee (each as defined in the Purchase Agreement), or induce or attempt to induce any such employee to leave his or her employment with Buyer or Buyer’s affiliates, subject to certain customary limitations. These limitations will prevent us from reentering the Physical Security Business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2024, we repurchased 32,608 shares of our common stock. The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended March 31, 2024:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2024 – January 31, 2024	11,389	$8.15	—	—
February 1, 2024 – February 29, 2024	5,034	8.23	—	—
March 1, 2024 – March 31, 2024	16,185	8.83	—	—
Total	32,608	$8.50	—

(1) Consists of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

10.1

Fifth Amendment to Amended and Restated Loan and Security Agreement between Identiv, Inc. and East West Bank dated as of March 4, 2024 (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 15, 2024).

10.2*	Offer Letter dated March 14, 2024 between Identiv, Inc. and Kirsten F. Newquist (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

31.1^	Certification of Chief Executive Officer pursuant to Section 302 of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Section 302 of the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document with embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Denotes management compensatory contract or arrangement.

^ Filed herewith.

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

IDENTIV, INC.

May 9, 2024	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

May 9, 2024	By:	/S/ Justin Scarpulla
Justin Scarpulla
Chief Financial Officer
(Principal Financial and Accounting Officer)