Form 10-Q
period 2024-06-30
Identiv, Inc.
filed 2024-08-09
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 23,476,594 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$18,435	$23,312
Restricted cash	566	1,072
Accounts receivable, net of allowances of $687 and $1,610 as of June 30, 2024 and December 31, 2023, respectively	3,716	7,404
Inventories	11,267	13,560
Prepaid expenses and other current assets	1,797	1,222
Current assets held-for-sale	33,600	32,916
Total current assets	69,381	79,486
Property and equipment, net	7,669	8,472
Operating lease right-of-use assets	2,228	2,289
Other assets	681	678
Non-current assets held-for-sale	17,801	18,798
Total assets	$97,760	$109,723
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,946	$4,652
Financial liabilities, net of debt issuance costs of $95 and $51 as of June 30, 2024 and December 31, 2023, respectively	7,905	9,949
Operating lease liabilities	815	782
Accrued compensation and related benefits	1,191	1,376
Other accrued expenses and liabilities	3,036	1,021
Current liabilities held-for-sale	12,334	13,002
Total current liabilities	28,227	30,782
Long-term operating lease liabilities	1,393	1,507
Other long-term liabilities	27	26
Non-current liabilities held-for-sale	3,056	3,136
Total liabilities	32,703	35,451
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; 5,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 25,190 and 24,902 shares issued and 23,448 and 23,247 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	25	25
Additional paid-in capital	503,246	500,752
Treasury stock, 1,742 and 1,655 shares as of June 30, 2024 and December 31, 2023, respectively	(13,510)	(12,969)
Accumulated deficit	(425,644)	(414,870)
Accumulated other comprehensive income	935	1,329
Total stockholders' equity	65,057	74,272
Total liabilities and stockholders' equity	$97,760	$109,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$6,741	$11,476	$13,399	$20,365
Cost of revenue	6,127	9,844	12,302	17,515
Gross profit	614	1,632	1,097	2,850
Operating expenses:
Research and development	966	1,151	1,863	2,131
Selling and marketing	1,828	1,602	2,997	3,121
General and administrative	4,540	2,161	8,020	4,362
Restructuring and severance	—	45	—	46
Total operating expenses	7,334	4,959	12,880	9,660
Loss from continuing operations	(6,720)	(3,327)	(11,783)	(6,810)
Non-operating income (expense):
Interest expense, net	(149)	(90)	(236)	(140)
Foreign currency gains (losses), net	(59)	(34)	(285)	62
Loss from continuing operations before income tax benefit (provision)	(6,928)	(3,451)	(12,304)	(6,888)
Income tax benefit (provision)	5	—	(1)	(2)
Net loss from continuing operations	(6,923)	(3,451)	(12,305)	(6,890)
Income from discontinued operations, net of tax	707	2,307	1,531	3,027
Net loss	(6,216)	(1,144)	(10,774)	(3,863)

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(104)	(19)	(394)	101
Comprehensive loss	$(6,320)	$(1,163)	$(11,168)	$(3,762)

Net income (loss) per common share:
Basic and diluted - continuing operations	$(0.31)	$(0.16)	$(0.55)	$(0.33)
Basic and diluted - discontinued operations	$0.03	$0.10	$0.07	$0.13
Basic and diluted - net loss	$(0.27)	$(0.06)	$(0.48)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	23,459	23,051	23,413	22,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended June 30, 2024
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, April 1, 2024	5,000	$5	23,334	$25	$501,771	$(13,246)	$(419,428)	$1,039	$70,166
Net loss	—	—	—	—	—	—	(6,216)	—	(6,216)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(104)	(104)
Issuance of common stock in connection with vesting of stock awards	—	—	168	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,475	—	—	—	1,475
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(54)	—	—	(264)	—	—	(264)
Balances, June 30, 2024	5,000	$5	23,448	$25	$503,246	$(13,510)	$(425,644)	$935	$65,057

	Six Months Ended June 30, 2024
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2024	5,000	$5	23,247	$25	$500,752	$(12,969)	$(414,870)	$1,329	$74,272
Net loss	—	—	—	—	—	—	(10,774)	—	(10,774)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(394)	(394)
Issuance of common stock in connection with vesting of stock awards	—	—	288	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,494	—	—	—	2,494
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(87)	—	—	(541)	—	—	(541)
Balances, June 30, 2024	5,000	$5	23,448	$25	$503,246	$(13,510)	$(425,644)	$935	$65,057

	Three Months Ended June 30, 2023
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, April 1, 2023	5,000	$5	22,677	$24	$496,808	$(12,357)	$(412,100)	$1,221	$73,601
Net loss	—	—	—	—	—	—	(1,144)	—	(1,144)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(19)	(19)
Issuance of common stock in connection with vesting of stock awards	—	—	176	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	994	—	—	—	994
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(16)	—	—	(100)	—	—	(100)
Proceeds from exercise of warrants	—	—	275	—	963	—	—	—	963
Balances, June 30, 2023	5,000	$5	23,112	$24	$498,765	$(12,457)	$(413,244)	$1,202	$74,295

	Six Months Ended June 30, 2023
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2023	5,000	$5	22,623	$24	$495,818	$(12,173)	$(409,381)	$1,101	$75,394
Net loss	—	—	—	—	—	—	(3,863)	—	(3,863)
Unrealized income from foreign currency translation adjustments	—	—	—	—	—	—	—	101	101
Issuance of common stock in connection with vesting of stock awards	—	—	254	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,984	—	—	—	1,984
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(40)	—	—	(284)	—	—	(284)
Proceeds from exercise of warrants	—	—	275	—	963	—	—	—	963
Balances, June 30, 2023	5,000	$5	23,112	$24	$498,765	$(12,457)	$(413,244)	$1,202	$74,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities
Net loss	$(10,774)	$(3,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,524	1,268
Amortization of debt issuance costs	69	15
Stock-based compensation expense	2,494	1,984
Changes in operating assets and liabilities:
Accounts receivable	2,377	1,921
Inventories	1,630	(2,153)
Prepaid expenses and other assets	573	(908)
Accounts payable	(2,266)	(1,992)
Deferred revenue	344	484
Accrued expenses and other liabilities	1,735	(48)
Net cash used in operating activities	(2,294)	(3,292)
Cash flows from investing activities:
Capital expenditures	(367)	(2,428)
Net cash used in investing activities	(367)	(2,428)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	9,887	16,936
Repayments under revolving loan facility	(12,000)	(7,000)
Taxes paid related to net share settlement of restricted stock units	(541)	(284)
Proceeds from exercise of warrants	—	963
Net cash provided by (used in) financing activities	(2,654)	10,615
Effect of exchange rates on cash, cash equivalents, and restricted cash	(68)	173
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,383)	5,068
Cash, cash equivalents, and restricted cash at beginning of period	24,384	17,137
Cash, cash equivalents, and restricted cash at end of period	$19,001	$22,205

Supplemental Disclosures of Cash Flow Information:
Interest paid	$201	$135
Taxes paid, net	$57	$54
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$368	$2,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended.

In the second quarter of 2024, the Company entered into a Stock and Asset Purchase Agreement ("Purchase Agreement") to sell its physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, its wholly-owned subsidiary (the "Physical Security Business") to Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions. The Company determined that the Physical Security Business met the “held-for-sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements (“ASC 205”) as of June 30, 2024 (please refer to Note 3, Discontinued Operations for further information about the discontinued business). The condensed consolidated balance sheets and condensed consolidated statements of comprehensive loss, and the notes to the condensed consolidated financial statements were restated for all periods presented to reflect the discontinuation of the Physical Security Business, in accordance with ASC 205. The discussion in the notes to these condensed consolidated financial statements, unless otherwise noted, relates solely to the Company's continuing operations.

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

3. Discontinued Operations

Pending Sale of Physical Security Business

On April 2, 2024, the Company entered into a Purchase Agreement to sell its Physical Security Business to Buyer for $145.0 million in cash consideration (as may be increased or decreased by certain closing net working capital adjustments). The Company anticipates closing of the transaction in the third quarter of 2024 upon satisfaction of various closing conditions and regulatory approvals.

In connection with the Physical Security Business sale, the Company and Buyer will enter into a transition service agreement. The transition service agreement will outline the information technology, people, and facility support the Company expects to provide to Buyer for a period of 12 months to 18 months after the transaction closing date.

Discontinued Operations

The pending sale of the Company's Physical Security Business represents a significant strategic shift that will have a material effect on the Company's operations and financial results. As a result, the transaction met the "held-for-sale" criteria and the “discontinued operations” criteria in accordance with ASC 205 as of June 30, 2024. As such, all assets and liabilities that meet the criteria for held-for-sale have been separated from the remaining continuing assets and liabilities and its operating results have been reported as discontinued operations for all periods presented.

The following presents the financial results of discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	$17,592	$18,079	$33,428	$35,187
Cost of revenue	9,688	8,863	17,615	17,978
Gross profit	7,904	9,216	15,813	17,209
Operating expenses:
Research and development	2,089	1,864	4,203	3,591
Selling and marketing	4,207	4,277	8,340	8,855
General and administrative	729	742	1,501	1,489
Restructuring and severance	123	36	145	226
Total operating expenses	7,148	6,919	14,189	14,161
Income from operations	756	2,297	1,624	3,048
Non-operating income (expense):
Foreign currency gains (losses), net	(15)	25	(45)	18
Income before income tax provision	741	2,322	1,579	3,066
Income tax provision	(34)	(15)	(48)	(39)
Net income	$707	$2,307	$1,531	$3,027

The Company performed its annual goodwill impairment analysis in the fourth quarter of 2023. This analysis was updated upon announcement of the sale of its Physical Security Business for the quarter ended June 30, 2024. The Company has concluded that there is no impairment indicator related to the goodwill of its Physical Security Business at either date the impairment analysis was performed. All goodwill and intangible assets have been classified as held-for-sale as of June 30, 2024 and December 31, 2023.

The following presents the significant non-cash items and capital expenditures for the discontinued operations that are included in the condensed consolidated statements of cash flows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation and amortization	$333	$335	$666	$679
Capital expenditures	59	147	130	440
Stock-based compensation	490	487	990	993

The carrying value of the assets and liabilities of the discontinued operations on the condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023 were as follows (in thousands):

	June 30, 2024	December 31, 2023
ASSETS
Accounts receivable, net	$15,885	$14,565
Inventories	15,782	15,152
Prepaid expenses and other current assets	1,933	3,199
Total current assets held-for-sale	$33,600	$32,916

Property and equipment, net	$750	$848
Operating lease right-of-use assets	2,453	2,925
Intangible assets, net	3,749	4,251
Goodwill	10,180	10,218
Other assets	669	556
Total long-term assets held-for-sale	$17,801	$18,798

LIABILITIES
Accounts payable	$7,033	$7,598
Operating lease liabilities	884	932
Deferred revenue	2,364	2,341
Accrued compensation and related benefits	1,072	958
Other accrued expenses and liabilities	981	1,173
Total current liabilities held-for-sale	$12,334	$13,002

Long-term operating lease liabilities	$1,808	$2,209
Long-term deferred revenue	1,248	927
Total long-term liabilities held-for-sale	$3,056	$3,136

Revenue Recognition

The Physical Security Business recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration expected to be received in exchange for those products or services. The contracts entered into can include various combinations of its products, software licenses, and services, which are generally capable of being distinct and accounted for as separate performance obligations. For contracts with multiple performance obligations, the transaction price is allocated to each performance obligation, generally on a relative basis using its standalone selling price. The stated contract value is generally the transaction price to be allocated to the separate performance obligations. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

Timing of Revenue Recognition

Revenues are derived from sales of hardware products, software licenses, subscriptions, professional services, software maintenance and support, and extended hardware warranties.

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

Significant Judgments

Contracts with customers often include promises to transfer multiple products and services to a customer. For such arrangements, the transaction price is allocated to each performance obligation based on its relative standalone selling price (“SSP”).

Judgment is required to determine the SSP for each distinct performance obligation in a contract. For the majority of items, the SSP is estimated using historical transaction data. In instances where SSP is not directly observable, such as when the product or service is not sold separately, the SSP is determined using information that may include market conditions and other observable inputs. The determination of SSP is an ongoing process and information is reviewed regularly in order to ensure SSPs reflect current information or trends.

4. Revenue

Revenue Recognition

Revenue is recognized upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products. Revenues are recognized for product sales at a point in time following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation, generally on a relative basis using its standalone selling price. The stated contract value is generally the transaction price to be allocated to the separate performance obligations. Revenue is recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers based on the timing of transfer of goods or services to customers (point-in-time or over time) and geographic region based on the shipping location of the customer. The geographic regions that are tracked are the Americas, Europe and the Middle East, and Asia-Pacific regions.

Total net revenue based on the disaggregation criteria described above is as follows (in thousands):

	Three Months Ended June 30,
	2024			2023
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$3,386	$—	$3,386	$7,948	$—	$7,948
Europe and the Middle East	2,068	—	2,068	797	—	797
Asia-Pacific	1,287	—	1,287	2,731	—	2,731
Total	$6,741	$—	$6,741	$11,476	$—	$11,476

	Six Months Ended June 30,
	2024			2023
	Point-in- Time	Over Time	Total	Point-in- Time	Over Time	Total
Americas	$6,344	$—	$6,344	$14,336	$—	$14,336
Europe and the Middle East	4,606	—	4,606	2,241	—	2,241
Asia-Pacific	2,449	—	2,449	3,788	—	3,788
Total	$13,399	$—	$13,399	$20,365	$—	$20,365

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2024 and December 31, 2023, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of June 30, 2024 and December 31, 2023, there were no liabilities measured and recognized at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets are measured at fair value on a nonrecurring basis if impairment is indicated. As of June 30, 2024 and December 31, 2023, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2024 and December 31, 2023, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

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

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$4,614	$8,191
Work-in-progress	1	5
Finished goods	6,652	5,364
Total	$11,267	$13,560

Property and equipment, net consists of (in thousands):

	June 30, 2024	December 31, 2023
Building and leasehold improvements	$1,201	$1,392
Furniture, fixtures and office equipment	234	215
Plant and machinery	17,264	17,528
Purchased software	316	296
Total	19,015	19,431
Accumulated depreciation	(11,346)	(10,959)
Property and equipment, net	$7,669	$8,472

The Company recorded depreciation expense of $0.4 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively, and $0.9 million and $0.6 million during the six months ended June 30, 2024 and 2023, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	June 30, 2024	December 31, 2023
Accrued professional fees	$1,082	$404
Accrued warranties	128	217
Accrued income taxes	142	104
Other accrued expenses	1,684	296
Total	$3,036	$1,021

7. Financial Liabilities

The Company’s financial liabilities consist of (in thousands):

	June 30,	December 31,
	2024	2023
Revolving loan facility	$8,000	$10,000
Less: Unamortized debt issuance costs	(95)	(51)
Financial liabilities, net of debt issuance costs	$7,905	$9,949

On February 8, 2017, the Company entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, on April 14, 2022, the Company and EWB amended the Loan Agreement replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25% (interest rate as of June 30, 2024 was 8.5%), and certain financial covenants were amended. On February 8, 2023, the Company entered into an amendment (the "Fourth Amendment") to the Loan

Agreement. The Fourth Amendment amends the Loan Agreement to, among other things, extend the maturity date to February 8, 2025, and amend certain financial covenants.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets, as well as other financial covenants. The Company’s obligations under the Loan Agreement are collateralized by substantially all of its assets. The Company was not in compliance with a financial covenant under the Loan Agreement as of June 30, 2024, which non-compliance was waived by EWB on August 5, 2024.

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

9. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Series B Convertible Preferred Stock:
Balance at beginning of period	$26,837	$25,636	$26,589	$25,323
Cumulative dividends on Series B convertible preferred stock	233	315	481	628
Balance at end of period	$27,070	$25,951	$27,070	$25,951
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,709	6,409	6,647	6,331
Cumulative dividends on Series B convertible preferred stock	58	79	120	157
Number of shares at end of period	6,767	6,488	6,767	6,488

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of June 30, 2024 would be convertible into 6,767,483 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of June 30, 2024, none of the contingent conditions to adjust the conversion rate had been met.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2024 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSUs") and issuance of RSUs vested but not released	1,655,758
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	1,320,756
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,811,851

10. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan, as amended (the “2011 Plan”), to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. In aggregate, as of December 31, 2023, 374,710 shares were available for future grant under the 2011 Plan. At the Company's annual stockholder meeting held on June 28, 2024, the stockholders approved to increase the number of shares of common stock authorized for issuance under the 2011 Plan by an aggregate of 1,500,000 shares.

Stock Options

A summary of stock option activity for the six months ended June 30, 2024 is as follows:

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	494,960	$4.99	2.23	$1,725,985
Granted	—	—
Cancelled or Expired	(9,500)	8.66
Exercised	—	—
Balance as of June 30, 2024	485,460	$4.92	1.77	$—
Vested or expected to vest as of June 30, 2024	485,460	$4.92	1.77	$—
Exercisable as of June 30, 2024	485,460	$4.92	1.77	$—

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of June 30, 2024 and the exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of June 30, 2024:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $10.93	484,460	1.77	$4.90	484,460	$4.90
$11.00 - $16.50	1,000	0.08	11.00	1,000	11.00
$4.36 - $16.50	485,460	1.77	$4.92	485,460	$4.92

As of June 30, 2024, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2024:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2024	730,062	$11.17
Granted	658,015	5.28
Vested	(279,908)	9.11
Forfeited	(8,221)	12.51
Unvested as of June 30, 2024	1,099,948	$8.17
RSUs vested but not released	70,350	$8.85

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of June 30, 2024, there was $7.7 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.5 years. No tax benefit was realized from RSUs for the six months ended June 30, 2024.

Upon closing of the pending sale of the Company's Physical Security Business, unvested RSUs held by employees who will then be employed by the Buyer will fully vest, while RSUs held by the Company's remaining employees and its non-employee directors will continue to vest according to their terms. As of June 30, 2024, the amount of unrecognized compensation expense of RSUs that would vest upon closing of the sale is approximately $2.8 million.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$5	$9	$12	$19
Research and development	43	23	77	37
Selling and marketing	443	119	561	241
General and administrative	494	356	854	694
Stock-based compensation expense - continuing operations	985	507	1,504	991
Stock-based compensation expense - discontinued operations	490	487	990	993
Total	$1,475	$994	$2,494	$1,984

Restricted Stock Unit Net Share Settlements

During the six months ended June 30, 2024 and 2023, the Company repurchased 86,340 and 40,640 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss from continuing operations	$(6,923)	$(3,451)	$(12,305)	$(6,890)
Net income from discontinued operations, net of tax	707	2,307	1,531	3,027
Net loss	(6,216)	(1,144)	(10,774)	(3,863)
Less: accretion of Series B convertible preferred stock dividends	(233)	(315)	(481)	(628)
Net loss available to common stockholders	$(6,449)	$(1,459)	$(11,255)	$(4,491)

Weighted average common shares outstanding - basic	23,459	23,051	23,413	22,924
Effect of dilutive potential common shares	—	—	—	—
Weighted average common shares outstanding - diluted	23,459	23,051	23,413	22,924

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.31)	$(0.16)	$(0.55)	$(0.33)
Discontinued operations, net of tax	$0.03	$0.10	$0.07	$0.13
Net loss per common share	$(0.27)	$(0.06)	$(0.48)	$(0.20)

The following common stock equivalents have been excluded from diluted net loss per share for the three and six months ended June 30, 2024 and 2023 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares of common stock subject to outstanding RSUs	1,100	873	1,100	873
Shares of common stock subject to outstanding stock options	485	496	485	496
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,767	6,488	6,767	6,488
Total	8,352	7,857	8,352	7,857

12. Segment Reporting, Geographic Information, and Concentration of Credit Risk

Segment Reporting

Historically, the Company organized its operations into two reportable business segments: Identity and Premises. The Identity segment included products and solutions that enabled secure access to information serving the logical access and cyber-security market, and protected connected objects and information using RFID embedded security. The Premises segment included the Company's solutions to address the premises security market for government and enterprise, including access control, video surveillance, analytics, audio, access readers and identities.

As disclosed in Note 1, Basis of Presentation and Note 3, Discontinued Operations, in the second quarter of 2024, the Company entered into an agreement to sell its Physical Security Business. The Company determined that the Physical Security Business met the “held for sale” criteria and the “discontinued operations” criteria in accordance with ASC 205 as of June 30, 2024. As a result, the Company has one reportable segment remaining: the IoT Business segment.

The IoT Business segment develops, manufactures, and supplies specialty Internet of Things ("IoT") solutions tailored for the healthcare industry and other high-value end markets. The Company's specialty RFID IoT devices are attached to or embedded into physical items, providing those items with a unique digital identity. The Company sells its products across multiple industries, focusing on pharmaceutical and medical devices, consumer electronics, mobile devices, wine and spirits, luxury goods, libraries, and logistics.

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Americas	$3,386	$7,948	$6,344	$14,336
Europe and the Middle East	2,068	797	4,606	2,241
Asia-Pacific	1,287	2,731	2,449	3,788
Total	$6,741	$11,476	$13,399	$20,365

As percentage of net revenue:
Americas	50%	69%	47%	70%
Europe and the Middle East	31%	7%	34%	11%
Asia-Pacific	19%	24%	19%	19%
Total	100%	100%	100%	100%

Concentration of Credit Risk

Two customers accounted for 18% and 11%, respectively, of net revenue for the three months ended June 30, 2024. Two customers accounted for 12% and 10%, respectively, of net revenue for the six months ended June 30, 2024. One customer accounted for 36% and 34% of net revenue for the three and six months ended June 30, 2023, respectively. One customer accounted for 16% of net accounts receivable as of June 30, 2024. Two customers accounted for 29% and 13%, respectively, of net accounts receivable as of December 31, 2023.

Long-lived assets by geographic location as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Property and equipment, net:
Americas	$53	$65
Europe and the Middle East	330	355
Asia-Pacific	7,286	8,052
Total property and equipment, net	$7,669	$8,472

Operating lease ROU assets:
Americas	$—	$—
Europe and the Middle East	268	371
Asia-Pacific	1,960	1,918
Total operating lease right-of-use assets	$2,228	$2,289

13. Restructuring and Severance

During the three and six months ended June 30, 2023, restructuring expenses consisted of severance related costs of $45,000 and $46,000, respectively.

14. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, manufacturing facilities, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2024 (in thousands):

June 30, 2024
2024 (remaining six months)	$515
2025	969
2026	713
2027	245
2028	46
Total minimum lease payments	2,488
Less: amount of lease payments representing interest	(280)
Present value of future minimum lease payments	2,208
Less: current liabilities under operating leases	(815)
Long-term operating lease liabilities	$1,393

As of June 30, 2024, the weighted average remaining lease term for the Company’s operating leases was 2.7 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 7.6%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.2 million and $0.5 million for the three and six months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.

15. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of June 30, 2024 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2024 (remaining six months)	$7,021	$207	$7,228
2025	—	21	21
2026	—	3	3
2027	—	1	1
Total	$7,021	$232	$7,253

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$141	$184	$217	$188
Charged (credited) to costs and expenses	(15)	13	(90)	8
Cost of warranty claims	2	—	1	1
Balance at end of period	$128	$197	$128	$197

The Company provides warranties on certain product sales for a period of 12 months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically, the warranty accrual and the expense amounts have been immaterial.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, under the heading “Risk Factors,” The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms the “Company,” “Identiv,” “we,” “us” and “our” as used herein refers collectively to Identiv, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Historically, we organized our operations into two reportable business segments: Identity and Premises. Our Identity segment included products and solutions that enabled secure access to information serving the logical access and cyber-security market, and protected connected objects and information using RFID embedded security. Our Premises segment included the Company's solutions to address the premises security market for government and enterprise, including access control, video surveillance, analytics, audio, access readers and identities.

As disclosed in Note 1, Basis of Presentation and Note 3, Discontinued Operations, in the second quarter of 2024, we entered into an agreement to sell our Physical Security Business (as defined below). We determined that the Physical Security Business met the “held-for-sale” criteria and the “discontinued operations” criteria in accordance with Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”) 205, Presentation of Financial Statements (“ASC 205”), as of June 30, 2024. As a result, we have one reportable segment remaining: the IoT Business segment.

The IoT Business segment develops, manufactures, and supplies specialty IoT solutions tailored for the healthcare industry and other high-value end markets. Our specialty RFID IoT devices, including NFC, high frequency (HF), dual frequency (DF), ultra-high frequency (UHF) and Bluetooth Low Energy (BLE), are attached to or embedded into physical items, such as syringes, pill containers, wine bottles, and sports jerseys, providing those items with a unique digital identity. These devices enable unique and secure digital interaction with the physical world while simultaneously capturing relevant data which can then be analyzed and managed by the end customer. We sell our products across multiple industries, focusing on pharmaceutical and medical devices, consumer electronics, mobile devices, wine and spirits, luxury goods, libraries, and logistics.

Recent Developments

Pending Asset Sale

On April 2, 2024, we entered into a Stock and Asset Purchase Agreement (the “Purchase Agreement”) with Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions (“Vitaprotech”). Upon the terms and subject to the conditions set forth in the Purchase Agreement, at the closing of the transactions contemplated thereby, we will sell our physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, our wholly-owned subsidiary (the “Physical Security Business”), to Buyer in exchange for $145.0 million (the “Purchase Price”), subject to customary adjustments, including net working capital, as set forth in the Purchase Agreement, and the assumption by Buyer of certain liabilities related to the Physical Security Business (collectively, the “Asset Sale”).

On June 28, 2024, the Asset Sale was approved by our stockholders at the 2024 annual meeting of stockholders. We anticipate the completion of the Asset Sale and the other transactions contemplated by the Purchase Agreement (the “Closing”) will occur in the third quarter of 2024 upon satisfaction of various closing conditions and regulatory approvals, including, (1) the absence of any order that has the effect of enjoining or otherwise prohibiting the completion of the Asset Sale, (2) each party’s representations and warranties being true and correct as of the Closing, (3) each party’s material compliance with agreements, covenants and conditions, (4) obtaining clearance from the Committee on Foreign Investment in the United States (“CFIUS”), and (5) delivery of the Purchase

Price. The Closing is not subject to the approval of Buyer’s stockholders or the receipt of financing by Buyer. Certain of Buyer’s obligations under the Purchase Agreement are guaranteed by Vitaprotech.

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

Upon the closing of the Asset Sale, Steven Humphreys, our Chief Executive Officer and certain other members of our senior management will join Buyer. Following the completion of the Asset Sale and the departure of these members of senior management, the senior management of the Company will include Kirsten Newquist, currently President, IoT Solutions, Justin Scarpulla, Chief Financial Officer, Edward Kirnbauer, Vice President, Global Corporate Controller, Dr. Manfred Mueller, Chief Strategy Officer, Amir Khoshniyati, Executive Vice President and General Manager, IoT Solutions, and Boon Yong (BY) Koh, Executive Vice President, Operations. Ms. Newquist joined the Company on April 15, 2024. Upon Mr. Humphreys’ departure, Ms. Newquist will assume the role of Chief Executive Officer of the Company and is expected to serve as a member of the board of directors.

In addition, upon the closing of the Asset Sale, restricted stock units (“RSUs”) relating to unvested shares held by our employees who are employed by the Physical Security Business and remain employed by the Company through the closing of the Asset Sale and, effective immediately following the Asset Sale, become employees of Buyer (or an affiliate of Buyer) will become vested at Closing, while RSUs held by our remaining employees and non-employee directors will continue to vest according to their terms.

Following the completion of the Asset Sale, we will continue to be a public company operating under the name Identiv, Inc. and will continue to own the assets and liabilities of our business that are not sold to Buyer, which we refer to herein as the “IoT Business”. The discussion in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, relates solely to the Company’s continuing operations.

Factors Affecting Our Performance

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. That pace, scope and depth has resulted in large fluctuations in our operating results. For example, adoption of BLE devices, which accelerated in 2023, significantly declined to date in 2024, as we have experienced lower unit sales of BLE transponder products to one of our customers undergoing a technology transition. We do not expect to resume shipments to this customer for at least a few quarters. As a result, we have experienced a corresponding decrease in utilization in our production facilities in Southeast Asia.

We believe significant improvement in chip capabilities at lower costs has accelerated the opportunities for product engineers to integrate RFID into their products to create new and more engaging customer experiences, reduce counterfeiting, and ensure proper product use and adherence. Though we believe the number of opportunities for RFID-based solutions has increased, the evaluation period and customer adoption originally expected for certain applications has taken longer than we anticipated.

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

Anticipated Effects of Pending Asset Sale

Our remaining business will be affected by the Asset Sale, assuming it closes. The pending Asset Sale includes assets and operations that have historically represented the majority of our revenues, representing approximately 63% of our 2023 revenue, as well as a substantial portion of our assets, representing approximately 43% of our assets as of December 31, 2023. The gross margin profile of the remaining business will be significantly lower than our historical total gross margins across a lower revenue base. As a result, we expect our net loss to increase substantially. From a liquidity and capital resources perspective, the Asset Sale is expected to result in approximately $145.0 million in proceeds to the Company; excluding transaction costs, taxes and other costs associated with the closing of the Asset Sale.

For additional information regarding the risks related to the pending Asset Sale, see “Risks Related to the Asset Sale” and “Risks Related to the Company’s IoT Business if the Asset Sale is Completed” under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

Our results of operations for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands, except percentages).

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Net revenue	$6,741	$11,476	(41%)	$13,399	$20,365	(34%)
Gross profit	614	1,632	(62%)	1,097	2,850	(62%)
Gross profit margin	9%	14%		8%	14%
Operating expenses:
Research and development	966	1,151	(16%)	1,863	2,131	(13%)
Selling and marketing	1,828	1,602	14%	2,997	3,121	(4%)
General and administrative	4,540	2,161	110%	8,020	4,362	84%
Restructuring and severance	—	45	(100%)	—	46	(100%)
Total operating expenses	7,334	4,959	48%	12,880	9,660	33%
Loss from continuing operations	(6,720)	(3,327)		(11,783)	(6,810)
Non-operating income (expense):
Interest expense, net	(149)	(90)	66%	(236)	(140)	69%
Foreign currency gains (losses), net	(59)	(34)	74%	(285)	62	(560%)
Loss from continuing operations before income tax provision	(6,928)	(3,451)		(12,304)	(6,888)
Income tax benefit (provision)	5	—	100%	(1)	(2)	(50%)
Net loss from continuing operations	(6,923)	(3,451)		(12,305)	(6,890)
Income from discontinued operations, net of tax	707	2,307	(69%)	1,531	3,027	(49%)
Net loss	$(6,216)	$(1,144)		$(10,774)	$(3,863)

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Americas	$3,386	$7,948	(57%)	$6,344	$14,336	(56%)
Europe and the Middle East	2,068	797	159%	4,606	2,241	106%
Asia-Pacific	1,287	2,731	(53%)	2,449	3,788	(35%)
Total	$6,741	$11,476		$13,399	$20,365

Percentage of net revenue:
Americas	50%	69%		47%	70%
Europe and the Middle East	31%	7%		34%	11%
Asia-Pacific	19%	24%		19%	19%
Total	100%	100%		100%	100%

Net Revenue

Net revenue for the three and six months ended June 30, 2024 was $6.7 million and $13.4 million, respectively, decreases of 41% and 34% compared with $11.5 million and $20.4 million, respectively, for the comparable periods of 2023.

Net revenue in the Americas for the three and six months ended June 30, 2024 was $3.4 million and $6.3 million, respectively, decreases of 57% and 56% compared to $7.9 million and $14.3 million, respectively, for the comparable periods of 2023. These decreases were primarily due to substantially lower unit sales of RFID transponder products to one of our customers undergoing a technology transition to their next-generation (Gen 3) chip. We do not expect shipments to this customer for at least a few quarters while they work on producing their Gen 3 chip.

Net revenue in Europe, the Middle East, and the Asia-Pacific for the three months ended June 30, 2024 was $3.4 million, a decrease of 5% compared with the comparable period of 2023. The decrease was primarily due to lower sales of RFID transponder products in the Asia-Pacific, partially offset by higher sales RFID transponder products in Europe and the Middle East. Net revenue in Europe, the Middle East, and the Asia-Pacific for the six months ended June 30, 2024 was $7.1 million, an increase of 17% compared with the comparable period of 2023. The increase was primarily due to higher sales of RFID transponder products in Europe and the Middle East, partially offset by lower sales RFID transponder products in the Asia-Pacific.

Gross Profit and Gross Margin

Gross profit for the three months ended June 30, 2024 was $0.6 million compared with $1.6 million in the comparable period of 2023. Gross profit for six months ended June 30, 2024 was $1.1 million compared with $2.9 million in the comparable period of 2023. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, and inventory adjustments, where applicable.

Gross profit margins for the three and six months ended June 30, 2024 decreased to 9% and 8% from 14% in the comparable periods of 2023. The decrease in gross profit margins was primarily attributable to substantially lower unit sales to one of our customers, as discussed above, resulting in underutilization of our manufacturing production facilities in Singapore and Thailand.

We expect there will be variation in our gross profit from period to period, as our gross profit has been and will continue to be affected primarily by varying mix among our products. Within each product category, gross margins have tended to be consistent, but over time may be affected by a variety of factors, including, without limitation, competition, product pricing, the volume of sales in any given quarter, manufacturing volumes, product configuration and mix, the availability of new products, product enhancements, risk of inventory write-downs and the cost and availability of components.

Operating Expenses

Information about our operating expenses for the three and six months ended June 30, 2024 and 2023 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Research and development	$966	$1,151	(16%)	$1,863	$2,131	(13%)
as a % of net revenue	14%	10%		14%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and six months ended June 30, 2024 decreased compared to the comparable prior year period primarily due to costs incurred in the second quarter of 2023 associated with the setup of our Thailand facility in 2023, as well as lower headcount and related payroll costs year over year.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Selling and marketing	$1,828	$1,602	14%	$2,997	$3,121	(4%)
as a % of net revenue	27%	14%		22%	15%

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended June 30, 2024 increased compared to the three months ended June 30, 2023 primarily due to higher stock-based compensation expense period over period. Selling and marketing expenses for the six months ended June 30, 2024 decreased compared to the six months ended June 30, 2023 primarily due to lower third-party contractor costs as well as lower trade show-related costs in 2024 compared to 2023.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
General and administrative	$4,540	$2,161	110%	$8,020	$4,362	84%
as a % of net revenue	67%	19%		60%	21%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three and six months ended June 30, 2024 increased compared to the prior year period primarily due to higher headcount and related payroll costs, higher stock-based compensation expense, higher outside contractors costs, and legal fees, as well as professional services fees of $1.6 million and $2.6 million, respectively, associated with strategic review-related activities incurred in 2024.

Restructuring and Severance Charges

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Restructuring and severance	$—	$45	(100%)	$—	$46	(100%)

Restructuring expenses for the three and six months ended June 30, 2023 consisted of severance related costs.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three and six months ended June 30, 2024 and 2023 is set forth below (dollars in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Interest expense, net	$(149)	$(90)	66%	$(236)	$(140)	69%
Foreign currency gains (losses), net	$(59)	$(34)	74%	$(285)	$62	(560%)

Interest expense, net consists of interest on financial liabilities and amortization of debt issuance costs. The increase in interest expense for the three and six months ended June 30, 2024 compared to the comparable period of 2023 was attributable to higher borrowings under our revolving loan facility with our lender in 2024 compared with 2023.

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. Dollar, the Euro and the Thai Baht. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Tax Benefit (Provision)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Income tax benefit (provision)	$5	$—	100%	$(1)	$(2)	(50%)
Effective tax rate	0%	0%		(0%)	(0%)

As of June 30, 2024, our deferred tax assets are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax benefit and provision during the three and six months ended June 30, 2024, respectively. The effective tax rates for the three and six months ended June 30, 2024 and 2023 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Income from Discontinued Operations, net of tax

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Income from discontinued operations, net of tax	$707	$2,307	(69%)	$1,531	$3,027	(49%)

Income from discontinued operations consists of the results of operations, net of tax of our Physical Security Business which we disclosed as assets-held-for sale and discontinued operations in accordance with ASC 205.

Liquidity and Capital Resources

As of June 30, 2024, our working capital, defined as current assets less current liabilities, was $41.2 million, a decrease of $7.6 million compared to $48.7 million as of December 31, 2023. As of June 30, 2024, our cash and cash equivalents balance was $18.4 million.

On February 8, 2017, we entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, on April 14, 2022, we amended and restated the Loan Agreement by replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25%, and certain financial covenants were amended. On February 8, 2023, we entered into an amendment (the "Fourth Amendment") to the Loan Agreement. The Fourth Amendment amends the Loan Agreement to, among other things, extend the maturity date to February 8, 2025 and amend certain financial covenants. We were not in compliance with a financial covenant under our Loan Agreement as of June 30, 2024, which non-compliance was waived by EWB on August 5, 2024.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of June 30, 2024, the amount of cash included at such subsidiaries was $6.9 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses in the future. As of June 30, 2024, we had an accumulated deficit of $425.6 million. During the six months ended June 30, 2024, we had a net loss of $10.8 million which included strategic review-related costs of $2.6 million. We will continue to incur strategic review-related costs through the closing of the Asset Sale.

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

The following summarizes our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(2,294)	$(3,292)
Net cash used in investing activities	(367)	(2,428)
Net cash provided by (used in) financing activities	(2,654)	10,615
Effect of exchange rates on cash, cash equivalents, and restricted cash	(68)	173
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,383)	5,068
Cash, cash equivalents, and restricted cash at beginning of period	24,384	17,137
Cash, cash equivalents, and restricted cash at end of period	$19,001	$22,205

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2024 of $2.3 million, was primarily due to net loss of $10.8 million, offset by an increase in cash from net changes in operating assets and liabilities of $4.4 million and adjustments for certain non-cash items of $4.1 million, consisting primarily of depreciation, amortization and stock-based compensation.

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

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2024 and 2023 was $0.4 million and $2.4 million, respectively, which related primarily to capital investment expenditures in our manufacturing facility in Thailand.

Cash flows from financing activities

Cash used in financing activities during the six months ended June 30, 2024 was $2.7 million, which consisted of net repayments of $2.1 million under our revolving loan facility with our lender, and net share settlements of RSUs of $0.5 million.

Cash provided by financing activities during the six months ended June 30, 2023 was $10.6 million, which consisted of net borrowings of $9.9 million under our revolving loan facility with our lender, proceeds received from the exercise of warrants by 21 April Fund, LP and 21 April Fund, Ltd. of approximately $1.0 million, partially offset by net share settlements of RSUs of $0.3 million.

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

During the three months ended June 30, 2024, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.

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

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of assets and liabilities (including inter-company transactions) that are denominated in currencies other than the relevant entity’s functional currency. In certain circumstances, changes in the functional currency value of these assets and liabilities create fluctuations in our condensed consolidated financial statements. We have performed sensitivity analyses as of June 30, 2024 and December 31, 2023 using a modeling technique that evaluated the hypothetical impact of a 10% movement in the value of the U.S. Dollar compared to the functional currency of the foreign subsidiary, with all other variables held constant, to determine the incremental transaction gains or losses that would have been incurred. The foreign exchange rates used were based on market rates in effect at each of June 30, 2024 and December 31, 2023. The results of these sensitivity analyses indicated that the impact on a hypothetical 10% movement in foreign currency exchange rates would result in increased foreign currency gains or losses of $0.4 million as of June 30, 2024 and $0.7 million as of December 31, 2023.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Asset Sale

The pending Asset Sale is subject to a number of conditions beyond our control. Failure to complete the Asset Sale could materially and adversely affect our future business, results of operations, financial condition and stock price.

The closing of the Asset Sale is conditioned on the satisfaction of certain closing conditions, including receipt of regulatory approvals and performance in all material respects by each party of its obligations under the Purchase Agreement.

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

Upon the closing of the Asset Sale, RSUs relating to unvested shares held by our employees who are employed by the Physical Security Business and remain employed by the Company through the closing of the Asset Sale and, effective immediately following the Asset Sale, become employees of Buyer (or an affiliate of Buyer) will become vested at Closing, while RSUs held by our remaining employees and non-employee directors will continue to vest according to their terms.

We will incur significant expenses in connection with the Asset Sale, whether or not it is consummated.

We have and will continue to incur substantial expenses related to the Asset Sale, whether or not it is completed. We recorded transaction-related costs of approximately $3.0 million through June 30, 2024, and we will incur additional costs and expenses until completion of the Asset Sale. In addition, we will incur additional financial advisory fees that are payable upon consummation of the Asset Sale. We may also be required to pay $5.075 million to Buyer if we terminate the Purchase Agreement in certain circumstances. Payment of these expenses if the Asset Sale is not completed would adversely affect our operating results and financial condition, our plans on further investment into the IoT Business, and would likely adversely affect our stock price.

We cannot be sure if or when the Asset Sale will be completed.

The consummation of the Asset Sale is subject to the satisfaction or waiver of various conditions which have yet to be satisfied, including:

• the absence of any order that has the effect of enjoining or otherwise prohibiting the completion of the Asset Sale;

• each party’s representations and warranties being true and correct to the applicable specified standard as of the closing of the Asset Sale;

• each party’s material compliance with agreements, covenants and conditions;

• Buyer’s receipt of the Seller Closing Certificate (as defined in the Purchase Agreement) and the Company’s receipt of the Buyer Closing Certificate (as defined in the Purchase Agreement); and

• obtaining clearance from CFIUS.

We cannot guarantee that the closing conditions set forth in the Purchase Agreement will be satisfied. If we are unable to satisfy the closing conditions in Buyer’s favor or if other mutual closing conditions are not satisfied, Buyer will not be obligated to complete the Asset Sale.

If the Asset Sale is not completed, the board of directors, in discharging its fiduciary obligations, may evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to our stockholders as the Asset Sale. These may include retaining and operating the Physical Security Business or pursuing an alternate sale transaction that would yield reduced consideration or involve significant delays. Any future sale of substantially all of the assets of the Company or other transactions may be subject to stockholder approval.

We may be subject to litigation related to the Asset Sale, which is expensive and could divert our attention and resources.

We may be subject to litigation in connection with the Asset Sale. Litigation against us could result in substantial costs and divert our management’s attention from closing the Asset Sale, which could harm our business and increase our expenses, which could decrease our net proceeds from the Asset Sale. For example, in June 2024, two purported stockholders filed stockholder actions in the New York Supreme Court for the County of New York, alleging breach of fiduciary duty in connection with the board of directors’ agreement to sell the Physical Security Business to Buyer by allegedly omitting certain information from the Company’s definitive proxy statement with respect to the Asset Sale (the “Proxy Statement”), and seeking injunctive relief to enjoin the Asset Sale until the allegedly omitted information was disclosed. The Company has not been served in either action. While we believe that the disclosures set forth in the Proxy Statement comply fully with all applicable law and denies the allegations in the actions, this type of litigation could result in substantial costs, divert our management’s attention and resources, and could adversely affect our business, financial condition and results of operations.

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

Upon the closing of the Asset Sale, we will receive $145.0 million in cash from Buyer, subject to customary adjustments pursuant to the terms of the Purchase Agreement. Our board of directors will have discretion regarding the use of proceeds from the Asset Sale and plans to use a portion of the net proceeds to pursue growth opportunities for the IoT Business. It may also use the funds to pay dividends and distributions on or redeem or repurchase our capital stock; for working capital and other general corporate purposes, which may include sales and marketing activities, research and development, general and administrative matters and capital expenditures; to invest in or acquire complementary businesses, products, services, technologies or assets; or to otherwise execute our growth strategy. Although our board of directors continues to evaluate various alternatives regarding use of the proceeds from the Asset Sale, it has not yet identified any specific plans, investments or acquisitions or committed to making any such decision by a particular date. This uncertainty may negatively impact the value and liquidity of our common stock.

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

Upon the closing of the Asset Sale, we will receive aggregate cash consideration of $145.0 million subject to certain upward adjustments related to cash and cash equivalents and working capital and certain downward adjustments related to the working capital of the Physical Security Business, indebtedness, and selling expenses. The amount of the working capital of the Physical Security Business at any given point in time is dependent upon a number of factors beyond our control. If the working capital of the Physical Security Business at the closing of the Asset Sale is less than $19.5 million, the net proceeds we will receive in connection with the Asset Sale will be decreased on a dollar-for-dollar basis, in addition to reductions with respect to our indebtedness and selling expenses at the closing of the Asset Sale. There can be no assurance that the closing working capital of the Physical Security Business will be at or above $19.5 million, and that we will receive the full $145.0 million purchase price.

If the Asset Sale is completed, our business prospects may diminish and our stock price may decline.

If the Asset Sale closes, we will continue to operate our IoT Business despite the sale of assets that have historically generated a significant portion of our revenue. For example, the Physical Security Business generated approximately 63% of the Company’s revenue for the fiscal year ended December 31, 2023. The divestiture of the Physical Security Business will result in material cash proceeds to the Company and a reduction in operating expenses and liabilities; however, our revenue following the closing of the Asset Sale will be limited to our IoT Business. A failure by us to grow our IoT Business could result in our business prospects diminishing, and the value and liquidity of our common stock could be negatively impacted.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2024, we repurchased 53,732 shares of our common stock. The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended June 30, 2024:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2024 – April 30, 2024	9,773	$7.17	—	—
May 1, 2024 – May 31, 2024	27,388	4.49	—	—
June 1, 2024 – June 30, 2024	16,571	4.34	—	—
Total	53,732	$4.93	—

(1) Consists of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1#

Stock and Asset Purchase Agreement dated April 2, 2024 between Identiv, Inc. and Hawk Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.1^	Sixth Amendment to Amended and Restated Loan and Security Agreement between Identiv, Inc. and East West Bank dated as of May 6, 2024.

10.2*	Offer Letter dated March 14, 2024 between Identiv, Inc. and Kirsten F. Newquist (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.3*

Amendment to Employment Letter Agreement dated April 17, 2024 between Identiv, Inc. and Justin Scarpulla (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2024).

10.4*	2011 Incentive Compensation Plan, as amended through March 4, 2024 (Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on July 18, 2024).

31.1^	Certification of Chief Executive Officer pursuant to Section 302 of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Section 302 of the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document with embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

IDENTIV, INC.

August 8, 2024	By:	/S/ Steven Humphreys
Steven Humphreys
Chief Executive Officer
(Principal Executive Officer)

August 8, 2024	By:	/S/ Justin Scarpulla
Justin Scarpulla
Chief Financial Officer
(Principal Financial and Accounting Officer)