Form 10-Q
period 2024-09-30
Identiv, Inc.
filed 2024-11-12
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-29440

IDENTIV, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	77-0444317
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900-B Carnegie Avenue Santa Ana, California	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 250-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, $0.001 par value per share	INVE	The Nasdaq Stock Market LLC

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

As of November 4, 2024, the registrant had 23,885,181 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$145,361	$23,312
Restricted cash	384	1,072
Accounts receivable, net of allowances of $622 and $1,610 as of September 30, 2024 and December 31, 2023, respectively	4,848	7,404
Inventories	10,710	13,560
Prepaid expenses and other current assets	4,700	1,222
Current assets held-for-sale	—	32,916
Total current assets	166,003	79,486
Property and equipment, net	8,203	8,472
Operating lease right-of-use assets	2,110	2,289
Other assets	713	678
Non-current assets held-for-sale	—	18,798
Total assets	$177,029	$109,723
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,035	$4,652
Financial liabilities, net of debt issuance costs of $0 and $51 as of September 30, 2024 and December 31, 2023, respectively	—	9,949
Operating lease liabilities	880	782
Accrued compensation and related benefits	1,321	1,376
Accrued income taxes payable	7,180	104
Other accrued expenses and liabilities	3,595	917
Current liabilities held-for-sale	—	13,002
Total current liabilities	19,011	30,782
Long-term operating lease liabilities	1,251	1,507
Other long-term liabilities	27	26
Non-current liabilities held-for-sale	—	3,136
Total liabilities	20,289	35,451
Commitments and contingencies (see Note 15)
Stockholders' equity:
Preferred stock, $0.001 par value: 10,000 shares authorized; 5,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 25,941 and 24,902 shares issued and 23,873 and 23,247 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	26	25
Additional paid-in capital	508,606	500,752
Treasury stock, 2,068 and 1,655 shares as of September 30, 2024 and December 31, 2023, respectively	(14,568)	(12,969)
Accumulated deficit	(339,695)	(414,870)
Accumulated other comprehensive income	2,366	1,329
Total stockholders' equity	156,740	74,272
Total liabilities and stockholders' equity	$177,029	$109,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$6,532	$11,732	$19,931	$32,097
Cost of revenue	6,294	10,413	18,596	27,928
Gross profit	238	1,319	1,335	4,169
Operating expenses:
Research and development	1,102	1,019	2,965	3,150
Selling and marketing	1,657	1,404	4,654	4,525
General and administrative	7,032	2,215	15,052	6,577
Restructuring and severance	—	—	—	46
Total operating expenses	9,791	4,638	22,671	14,298
Loss from continuing operations	(9,553)	(3,319)	(21,336)	(10,129)
Non-operating income (expense):
Interest income (expense), net	244	(211)	8	(351)
Gain on investment	—	132	—	132
Foreign currency gains (losses), net	340	(249)	55	(187)
Loss from continuing operations before income tax provision	(8,969)	(3,647)	(21,273)	(10,535)
Income tax provision	(360)	(13)	(361)	(15)
Net loss from continuing operations	(9,329)	(3,660)	(21,634)	(10,550)
Income (loss) from discontinued operations, net of tax:
Income (loss) from Physical Security Business, net of tax	(4,268)	3,638	(2,737)	6,665
Gain on sale of Physical Security Business, net of tax	99,546	—	99,546	—
Total income from discontinued operations, net of tax	95,278	3,638	96,809	6,665
Net income (loss)	85,949	(22)	75,175	(3,885)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,431	(312)	1,037	(211)
Comprehensive gain (loss)	$87,380	$(334)	$76,212	$(4,096)

Net income (loss) per common share:
Basic and diluted - continuing operations	$(0.40)	$(0.17)	$(0.95)	$(0.50)
Basic and diluted - discontinued operations	$4.03	$0.16	$4.12	$0.29
Basic and diluted - net income (loss)	$3.62	$(0.01)	$3.17	$(0.21)

Weighted average common shares outstanding:
Basic and diluted	23,660	23,174	23,496	23,008

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended September 30, 2024
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, July 1, 2024	5,000	$5	23,448	$25	$503,246	$(13,510)	$(425,644)	$935	$65,057
Net income	—	—	—	—	—	—	85,949	—	85,949
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	1,431	1,431
Issuance of common stock in connection with vesting of stock awards	—	—	751	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	5,360	—	—	—	5,360
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(326)	—	—	(1,058)	—	—	(1,058)
Balances, September 30, 2024	5,000	$5	23,873	$26	$508,606	$(14,568)	$(339,695)	$2,366	$156,740

	Nine Months Ended September 30, 2024
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2024	5,000	$5	23,247	$25	$500,752	$(12,969)	$(414,870)	$1,329	$74,272
Net income	—	—	—	—	—	—	75,175	—	75,175
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	1,037	1,037
Issuance of common stock in connection with vesting of stock awards	—	—	1,039	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	7,854	—	—	—	7,854
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(413)	—	—	(1,599)	—	—	(1,599)
Balances, September 30, 2024	5,000	$5	23,873	$26	$508,606	$(14,568)	$(339,695)	$2,366	$156,740

	Three Months Ended September 30, 2023
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, July 1, 2023	5,000	$5	23,112	$24	$498,765	$(12,457)	$(413,244)	$1,202	$74,295
Net loss	—	—	—	—	—	—	(22)	—	(22)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(312)	(312)
Issuance of common stock in connection with vesting of stock awards	—	—	54	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	989	—	—	—	989
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(16)	—	—	(131)	—	—	(131)
Balances, September 30, 2023	5,000	$5	23,150	$24	$499,754	$(12,588)	$(413,266)	$890	$74,819

	Nine Months Ended September 30, 2023
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2023	5,000	$5	22,623	$24	$495,818	$(12,173)	$(409,381)	$1,101	$75,394
Net loss	—	—	—	—	—	—	(3,885)	—	(3,885)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(211)	(211)
Issuance of common stock in connection with vesting of stock awards	—	—	308	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,973	—	—	—	2,973
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(56)	—	—	(415)	—	—	(415)
Proceeds from exercise of warrants	—	—	275	—	963	—	—	—	963
Balances, September 30, 2023	5,000	$5	23,150	$24	$499,754	$(12,588)	$(413,266)	$890	$74,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities
Net income (loss)	$75,175	$(3,885)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,176	2,000
Gain on sale of discontinued operations, net of taxes	(99,546)	—
Gain on investment	—	(132)
Amortization of debt issuance costs	113	28
Stock-based compensation expense	7,854	2,973
Loss on disposal of property and equipment	99	—
Changes in operating assets and liabilities:
Accounts receivable	5,500	(1,006)
Inventories	2,005	(512)
Prepaid expenses and other assets	(2,130)	(1,206)
Accounts payable	(2,042)	(2,715)
Deferred revenue	311	723
Accrued income taxes payable	(220)	49
Accrued expenses and other liabilities	1,195	69
Net cash used in operating activities	(9,510)	(3,614)
Cash flows from investing activities:
Capital expenditures	(873)	(3,139)
Proceeds from sale of discontinued operations, net of cash sold	143,394	—
Proceeds from investment	—	132
Net cash provided by (used in) investing activities	142,521	(3,007)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	9,887	18,911
Repayments under revolving loan facility	(20,000)	(9,000)
Taxes paid related to net share settlement of restricted stock units	(1,599)	(415)
Proceeds from exercise of warrants	—	963
Net cash provided by (used in) financing activities	(11,712)	10,459
Effect of exchange rates on cash, cash equivalents, and restricted cash	62	(47)
Net increase in cash, cash equivalents, and restricted cash	121,361	3,791
Cash, cash equivalents, and restricted cash at beginning of period	24,384	17,137
Cash, cash equivalents, and restricted cash at end of period	$145,745	$20,928

Supplemental disclosures of cash flow information:
Interest paid	$324	$335
Taxes paid, net	$1,747	$58
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$368	$2,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended.

On September 6, 2024, the Company completed the sale of its physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, its wholly-owned subsidiary (the “Physical Security Business"), to Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions. Due to the sale of its Physical Security Business in the third quarter of 2024, the Company has classified the results of the Physical Security Business as discontinued operations on its condensed consolidated statements of comprehensive income (loss) for all periods presented. See Note 3, Discontinued Operations for additional disclosure related to discontinued operations. The discussion in the notes to these condensed consolidated financial statements, unless otherwise noted, relates solely to the Company's continuing operations.

2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Significant Accounting Policies and Recent Accounting Pronouncements, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as amended.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its financial position or results of operations upon adoption.

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

3. Discontinued Operations

Sale of Physical Security Business

On September 6, 2024, the Company completed the sale of its Physical Security Business to Buyer, and Buyer assumed certain of the Company’s liabilities related to the Physical Security Business (collectively, the “Asset Sale”) pursuant to that certain Stock and Asset Purchase Agreement, dated as of April 2, 2024 (the “Purchase Agreement”), by and between the Company and Buyer. As consideration for the Asset Sale, the Company received approximately $144.3 million in cash, subject to further customary adjustments as set forth in the Purchase Agreement.

In connection with the closing of the Asset Sale, the Company and Buyer entered into a transition services agreement (the “Transition Services Agreement”). The Transition Services Agreement outlines the information technology, people, and facility support the Company will provide to Buyer for a period of 12 months to 18 months after the transaction closing date. The agreed upon charges for such services are intended to allow the Company and Buyer, respectively, to recover all costs and expenses of providing such services. Fees earned and incurred under the Transition Services Agreement for the three months ended September 30, 2024 were immaterial.

The following summarizes the components of the gain on sale of the Physical Security Business, net of taxes (in thousands):

Cash proceeds	$144,262
Assets sold:
Cash	868
Accounts receivable	11,610
Inventories	15,969
Prepaid expenses and other current assets	1,640
Property and equipment	861
Other assets	2,963
Total assets sold	33,911
Liabilities divested:
Accounts payable	4,179
Deferred revenue	3,579
Other accrued expenses and liabilities	718
Other liabilities	2,482
Total liabilities divested	10,958
Other:
Goodwill written off related to sale of Physical Security Business	(10,196)
Intangible assets written off related to sale of Physical Security Business	(3,595)
Transaction and other costs	(676)
Total other	(14,467)
Income tax provision	7,296
Gain on sale of Physical Security Business, net of taxes	$99,546

The gain on sale of the Physical Security Business is subject to adjustment as the Company completes its tax analysis on the ability to utilize net operating loss and credit carryforwards to reduce the amount of income tax provision. Any adjustment to the income tax provision recorded in connection with the Sale of the Physical Security Business will be completed by December 31, 2024.

Discontinued Operations

As the sale of the Company's Physical Security Business represented a significant strategic shift that has a material effect on the Company's operations and financial results, the Company has separately reported the results of its Physical Security Business as discontinued operations in the condensed consolidated statements of comprehensive income (loss) for all periods presented.

The following presents the financial results of discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	$9,045	$20,114	$42,473	$55,301
Cost of revenue	5,210	9,492	22,825	27,470
Gross profit	3,835	10,622	19,648	27,831
Operating expenses:
Research and development	2,311	1,897	6,514	5,488
Selling and marketing	3,620	4,237	11,960	13,092
General and administrative	2,240	724	3,741	2,213
Restructuring and severance	—	104	145	330
Total operating expenses	8,171	6,962	22,360	21,123
Income (loss) from operations	(4,336)	3,660	(2,712)	6,708
Non-operating income (expense):
Foreign currency gains (losses), net	20	(15)	(25)	3
Income (loss) before income tax benefit (provision)	(4,316)	3,645	(2,737)	6,711
Income tax benefit (provision)	48	(7)	—	(46)
Net income (loss)	$(4,268)	$3,638	$(2,737)	$6,665

The cash flows related to the discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following presents the significant non-cash items and capital expenditures related to discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation and amortization	$226	$366	$892	$1,045
Capital expenditures	192	206	322	646
Stock-based compensation	4,264	475	5,254	1,468

The carrying value of the assets and liabilities of the discontinued operations on the condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023 were as follows (in thousands):

	September 30, 2024	December 31, 2023
ASSETS
Accounts receivable, net	$—	$14,565
Inventories	—	15,152
Prepaid expenses and other current assets	—	3,199
Total current assets held-for-sale	$—	$32,916

Property and equipment, net	$—	$848
Operating lease right-of-use assets	—	2,925
Intangible assets, net	—	4,251
Goodwill	—	10,218
Other assets	—	556
Total long-term assets held-for-sale	$—	$18,798

LIABILITIES
Accounts payable	$—	$7,598
Operating lease liabilities	—	932
Deferred revenue	—	2,341
Accrued compensation and related benefits	—	958
Other accrued expenses and liabilities	—	1,173
Total current liabilities held-for-sale	$—	$13,002

Long-term operating lease liabilities	$—	$2,209
Long-term deferred revenue	—	927
Total long-term liabilities held-for-sale	$—	$3,136

Revenue Recognition

The Physical Security Business recognized revenue upon transfer of control of promised products or services to customers in an amount that reflected the consideration expected to be received in exchange for those products or services. The contracts entered into could have included various combinations of its products, software licenses, and services, which were generally capable of being distinct and accounted for as separate performance obligations. For contracts with multiple performance obligations, the transaction price was allocated to each performance obligation, generally on a relative basis using its standalone selling price. The stated contract value was generally the transaction price to be allocated to the separate performance obligations. Revenue was recognized net of any taxes collected from customers that were subsequently remitted to governmental authorities.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers based on the shipping location of the customer. The geographic regions that are tracked are the Americas, Europe and the Middle East, and Asia-Pacific regions. See Note 12, Segment Reporting, Geographic Information, and Concentration of Credit Risk, for net revenue based on the disaggregation criteria noted above. All revenues from continuing operations are recognized at a point in time following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2024, the only assets measured and recognized at fair value on a recurring basis were cash equivalents, which consisted of amounts held in money market accounts of $60.0 million and treasury bills of $65.0 million with maturities less than 90 days (Level 1 fair value measurements). As of December 31, 2023, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of September 30, 2024 and December 31, 2023, there were no liabilities measured and recognized at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets are measured at fair value on a nonrecurring basis if impairment is indicated. As of September 30, 2024 and December 31, 2023, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2024 and December 31, 2023, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

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

6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$5,980	$8,191
Work-in-progress	28	5
Finished goods	4,702	5,364
Total	$10,710	$13,560

Property and equipment, net consists of (in thousands):

	September 30, 2024	December 31, 2023
Building and leasehold improvements	$1,860	$1,392
Furniture, fixtures and office equipment	237	215
Plant and machinery	17,456	17,528
Purchased software	637	296
Total	20,190	19,431
Accumulated depreciation	(11,987)	(10,959)
Property and equipment, net	$8,203	$8,472

The Company recorded depreciation expense of $0.4 million and $0.4 million during the three months ended September 30, 2024 and 2023, respectively, and $1.3 million and $1.0 million during the nine months ended September 30, 2024 and 2023, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	September 30, 2024	December 31, 2023
Accrued professional fees	$594	$404
Accrued warranties	100	217
Amounts payable under the Transition Services Agreement	2,344	—
Other accrued expenses	557	296
Total	$3,595	$917

7. Financial Liabilities

The Company’s financial liabilities consist of (in thousands):

	September 30,	December 31,
	2024	2023
Revolving loan facility	$—	$10,000
Less: Unamortized debt issuance costs	—	(51)
Financial liabilities, net of debt issuance costs	$—	$9,949

On February 8, 2017, the Company entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, on April 14, 2022, the Company and EWB amended the Loan Agreement replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25% (interest rate as of September 30, 2024 was 8.0%), and certain financial covenants were amended. On February 8, 2023, the Company entered into an amendment (the "Fourth Amendment") to the Loan

Agreement. The Fourth Amendment amends the Loan Agreement to, among other things, extend the maturity date to February 8, 2025, and amend certain financial covenants.

The Loan Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets, as well as other financial covenants. The Company’s obligations under the Loan Agreement are collateralized by substantially all of its assets. As of September 30, 2024, there were no amounts outstanding under the Loan Agreement and $20.0 million is available.

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

9. Stockholders’ Equity

Series B Convertible Preferred Stock Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Series B Convertible Preferred Stock:
Balance at beginning of period	$27,070	$25,951	$26,589	$25,323
Cumulative dividends on Series B convertible preferred stock	201	319	682	947
Balance at end of period	$27,271	$26,270	$27,271	$26,270
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,767	6,488	6,647	6,331
Cumulative dividends on Series B convertible preferred stock	50	80	170	237
Number of shares at end of period	6,817	6,568	6,817	6,568

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of September 30, 2024 would be convertible into 6,817,737 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of September 30, 2024, none of the contingent conditions to adjust the conversion rate had been met.

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

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2024 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSUs"), vesting of performance stock units ("PSUs") and issuance of RSUs vested but not released	1,972,044
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	579,575
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,386,956

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

Stock Options

A summary of stock option activity for the nine months ended September 30, 2024 is as follows:

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	494,960	$4.99	2.23	$1,725,985
Granted	—	—
Cancelled or Expired	(50,500)	10.50
Exercised	—	—
Balance as of September 30, 2024	444,460	$4.36	1.68	$—
Vested or expected to vest as of September 30, 2024	444,460	$4.36	1.68	$—
Exercisable as of September 30, 2024	444,460	$4.36	1.68	$—

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of September 30, 2024 and the exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of September 30, 2024:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $4.36	444,460	1.68	$4.36	444,460	$4.36

On September 6, 2024, in connection with the closing of the Asset Sale and the departure of Steven Humphreys, the Company's former chief executive officer, the Company amended Mr. Humphreys' fully vested stock option award to purchase 444,460 shares of the Company's common stock at an exercise price of $4.36 per share by extending the period of time to exercise the stock option from three months to twelve months. In the third quarter of 2024, the Company recognized $0.2 million in stock-based compensation related to the modification of the contractual terms of Mr. Humphreys' stock option award. As of September 30, 2024, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2024:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2024	730,062	$11.17
Granted	1,290,040	4.39
Vested	(1,046,602)	7.12
Forfeited	(9,784)	12.44
Unvested as of September 30, 2024	963,716	$8.17
RSUs vested but not released	86,368	$7.94

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of September 30, 2024, there was $5.1 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.4 years. No tax benefit was realized from RSUs for the nine months ended September 30, 2024.

At the closing of the Asset Sale, unvested RSUs held by employees who became employed by the Buyer (or an affiliate of Buyer) became fully vested, resulting in the recognition of $3.8 million in stock-based compensation expense in the third quarter of 2024. RSUs held by the Company's remaining employees and its non-employee directors continue to vest according to their original terms.

Performance Stock Units

The Company grants to certain key employees PSUs that are subject to the attainment of performance goals established by the Company’s Compensation Committee, the periods during which performance is to be measured, and other limitations and conditions. Performance goals are based on pre-established objectives that specify the manner of determining the number of PSUs that will vest if performance goals are attained. If an employee terminates employment, the non-vested portion of the PSUs will not vest and all rights to the non-vested portion terminate.

The following is a summary of PSU activity for the nine months ended September 30, 2024:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2024	—	$—
Granted	477,500	4.07
Vested	—	—
Forfeited	—	—
Unvested as of September 30, 2024	477,500	$4.07

As of September 30, 2024, there was $1.8 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a period of 1.25 years. No tax benefit was realized from PSUs for the nine months ended September 30, 2024.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs included in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$5	$8	$17	$27
Research and development	61	37	138	74
Selling and marketing	182	124	743	365
General and administrative	848	345	1,702	1,039
Stock-based compensation expense - continuing operations	1,096	514	2,600	1,505
Stock-based compensation expense - discontinued operations	4,264	475	5,254	1,468
Total	$5,360	$989	$7,854	$2,973

Restricted Stock Unit Net Share Settlements

During the nine months ended September 30, 2024 and 2023, the Company repurchased 412,121 and 56,741 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss from continuing operations	$(9,329)	$(3,660)	$(21,634)	$(10,550)
Net income from discontinued operations, net of tax	95,278	3,638	96,809	6,665
Net income (loss)	85,949	(22)	75,175	(3,885)
Less: accretion of Series B convertible preferred stock dividends	(201)	(319)	(682)	(947)
Net income (loss) available to common stockholders	$85,748	$(341)	$74,493	$(4,832)

Weighted average common shares outstanding - basic	23,660	23,174	23,496	23,008
Effect of dilutive potential common shares	—	—	—	—
Weighted average common shares outstanding - diluted	23,660	23,174	23,496	23,008

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.40)	$(0.17)	$(0.95)	$(0.50)
Discontinued operations, net of tax	$4.03	$0.16	$4.12	$0.29
Net income (loss) per common share	$3.62	$(0.01)	$3.17	$(0.21)

The following common stock equivalents have been excluded from diluted net income (loss) per share for the three and nine months ended September 30, 2024 and 2023 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares of common stock subject to outstanding RSUs	964	863	964	863
Shares of common stock subject to outstanding PSUs	478	40	478	40
Shares of common stock subject to outstanding stock options	444	495	444	495
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,817	6,568	6,817	6,568
Total	8,703	7,966	8,703	7,966

12. Segment Reporting, Geographic Information, and Concentration of Credit Risk

Segment Reporting

Historically, the Company organized its operations into two reportable business segments: Identity and Premises. The Identity segment included products and solutions that enabled secure access to information serving the logical access and cyber-security market, and protected connected objects and information using radio-frequency identification ("RFID") embedded security. The Premises segment included the Company's solutions to address the premises security market for government and enterprise, including access control, video surveillance, analytics, audio, access readers and identities.

As disclosed in Note 1, Basis of Presentation and Note 3, Discontinued Operations, in the third quarter of 2024, the Company completed the sale of its Physical Security Business, which historically represented primarily the Company's Premises segment. As a result, the Company has one reportable segment: the IoT Business segment.

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

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Americas	$2,751	$4,151	$9,095	$18,487
Europe and the Middle East	1,641	4,110	6,247	6,351
Asia-Pacific	2,140	3,471	4,589	7,259
Total	$6,532	$11,732	$19,931	$32,097

As percentage of net revenue:
Americas	42%	35%	46%	58%
Europe and the Middle East	25%	35%	31%	20%
Asia-Pacific	33%	30%	23%	22%
Total	100%	100%	100%	100%

Concentration of Credit Risk

One customer accounted for 16% and 11%, respectively, of net revenue for the three and nine months ended September 30, 2024. One customer accounted for 26% and 31%, respectively, of net revenue for the three and nine months ended September 30, 2023. One customer accounted for 15% of net accounts receivable as of September 30, 2024. Two customers accounted for 29% and 13%, respectively, of net accounts receivable as of December 31, 2023.

Long-lived assets by geographic location as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Property and equipment, net:
Americas	$82	$65
Europe and the Middle East	217	355
Asia-Pacific	7,904	8,052
Total property and equipment, net	$8,203	$8,472

Operating lease right-of-use assets:
Americas	$—	$—
Europe and the Middle East	216	371
Asia-Pacific	1,894	1,918
Total operating lease right-of-use assets	$2,110	$2,289

13. Restructuring and Severance

During the nine months ended September 30, 2023, restructuring expenses consisted of severance related costs of $46,000.

14. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, manufacturing facilities, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2024 (in thousands):

September 30, 2024
2024 (remaining three months)	$268
2025	1,009
2026	750
2027	280
2028	52
Total minimum lease payments	2,359
Less: amount of lease payments representing interest	(228)
Present value of future minimum lease payments	2,131
Less: current liabilities under operating leases	(880)
Long-term operating lease liabilities	$1,251

As of September 30, 2024, the weighted average remaining lease term for the Company’s operating leases was 2.5 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 7.6%.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, and $0.3 million and $0.5 million for the three and nine months ended September 30, 2023, respectively.

15. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of September 30, 2024 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2024 (remaining three months)	$4,434	$92	$4,526
2025	—	16	16
2026	—	—	—
2027	—	—	—
Total	$4,434	$108	$4,542

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$128	$197	$217	$188
Charged (credited) to costs and expenses	(12)	21	(102)	30
Cost of warranty claims	(16)	(15)	(15)	(15)
Balance at end of period	$100	$203	$100	$203

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

16. Subsequent Events

On November 7, 2024, the Company announced that its board of directors authorized a stock repurchase program (the “Stock Repurchase Program”), pursuant to which the Company may purchase up to $10,000,000 of its common stock. Under the Stock Repurchase Program, the Company intends to repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means.

The timing and amount of shares repurchased, if any, will depend on a number of factors, including stock price, trading volume, general market and business conditions, liquidity and capital needs, and other factors. The Stock Repurchase Program does not obligate the Company to repurchase any specific dollar amount or acquire any specific number of shares of common stock. The Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended, under the heading “Risk Factors,” The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, as amended. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

As disclosed in Note 1, Basis of Presentation and Note 3, Discontinued Operations, on September 6, 2024, we completed the sale of our Physical Security Business, which historically represented primarily our Premises segment. As a result, we currently have one reportable segment: the IoT Business segment.

The IoT Business segment develops, manufactures, and supplies specialty IoT solutions tailored for the healthcare industry and other high-value end markets. Our specialty radio-frequency identification (RFID) IoT devices, including NFC, high frequency (HF), dual frequency (DF), ultra-high frequency (UHF) and Bluetooth Low Energy (BLE), are attached to or embedded into physical items, such as syringes, pill containers, wine bottles, and sports jerseys, providing those items with a unique digital identity. These devices enable unique and secure digital interaction with the physical world while simultaneously capturing relevant data which can then be analyzed and managed by the end customer. We sell our products across multiple industries, focusing on pharmaceutical and medical devices, consumer electronics, mobile devices, wine and spirits, luxury goods, libraries, and logistics.

Recent Developments

Closing of Asset Sale

On September 6, 2024, the Company completed the sale of its physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, its wholly-owned subsidiary (the “Physical Security Business”) to Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions, and Buyer assumed certain of the Company’s liabilities related to the Physical Security Business (collectively, the “Asset Sale”) pursuant to that certain Stock and Asset Purchase Agreement, dated as of April 2, 2024 (the “Purchase Agreement”), by and between the Company and Buyer. As consideration for the Asset Sale, the Company received approximately $144.3 million in cash, subject to further customary adjustments as set forth in the Purchase Agreement.

In connection with the closing of the Asset Sale, the Company and Buyer entered into a transition services agreement (the “Transition Services Agreement”). The Transition Services Agreement outlines the information technology, people, and facility support the Company will provide to Buyer for a period of 12 months to 18 months after the transaction closing date.

In addition, at the closing of the Asset Sale, unvested restricted stock units (“RSUs”) held by employees who became employed by the Buyer (or an affiliate of Buyer) became fully vested, while RSUs held by our remaining employees and non-employee directors continue to vest according to their terms.

Following the completion of the Asset Sale, we continue to be a public company operating under the name Identiv, Inc. and continue to own the assets and liabilities of our business that were not sold to Buyer, which we refer to herein as the “IoT Business”.

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

Anticipated Effects of Asset Sale

Our business has and will continue to be affected by the Asset Sale. The Asset Sale included assets and operations that have historically represented the majority of our revenues, representing approximately 63% of our 2023 revenue, as well as a substantial portion of our assets, representing approximately 43% of our assets as of December 31, 2023. The gross margin profile of our continuing business has and will continue to be significantly lower than our historical total gross margins across a lower revenue base. As a result, our net loss has and we expect it will continue to increase substantially.

For additional information regarding the risks related to our continuing business, see “Risks Related to the Company’s IoT Business” under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands, except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Net revenue	$6,532	$11,732	(44%)	$19,931	$32,097	(38%)
Gross profit	238	1,319	(82%)	1,335	4,169	(68%)
Gross profit margin	4%	11%		7%	13%
Operating expenses:
Research and development	1,102	1,019	8%	2,965	3,150	(6%)
Selling and marketing	1,657	1,404	18%	4,654	4,525	3%
General and administrative	7,032	2,215	217%	15,052	6,577	129%
Restructuring and severance	—	—	0%	—	46	(100%)
Total operating expenses	9,791	4,638	111%	22,671	14,298	59%
Loss from continuing operations	(9,553)	(3,319)		(21,336)	(10,129)
Non-operating income (expense):
Interest income (expense), net	244	(211)	(216%)	8	(351)	(102%)
Gain on investment	—	132	(100%)	—	132	(100%)
Foreign currency gains (losses), net	340	(249)	(237%)	55	(187)	(129%)
Loss from continuing operations before income tax provision	(8,969)	(3,647)		(21,273)	(10,535)
Income tax provision	(360)	(13)	2,669%	(361)	(15)	2,307%
Net loss from continuing operations	(9,329)	(3,660)		(21,634)	(10,550)
Net income (loss) from discontinued operations, net of tax:
Income (loss) from Physical Security Business, net of tax	(4,268)	3,638	(217%)	(2,737)	6,665	(141%)
Gain on sale of Physical Security Business, net of tax	99,546	—	100%	99,546	—	100%
Total income from discontinued operations, net of tax	95,278	3,638		96,809	6,665
Net income (loss)	$85,949	$(22)		$75,175	$(3,885)

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Americas	$2,751	$4,151	(34%)	$9,095	$18,487	(51%)
Europe and the Middle East	1,641	4,110	(60%)	6,247	6,351	(2%)
Asia-Pacific	2,140	3,471	(38%)	4,589	7,259	(37%)
Total	$6,532	$11,732		$19,931	$32,097

Percentage of net revenue:
Americas	42%	35%		46%	58%
Europe and the Middle East	25%	35%		31%	20%
Asia-Pacific	33%	30%		23%	22%
Total	100%	100%		100%	100%

Net Revenue

Net revenue for the three and nine months ended September 30, 2024 was $6.5 million and $19.9 million, respectively, decreases of 44% and 38% compared with $11.7 million and $32.1 million, respectively, for the comparable periods of 2023.

Net revenue in the Americas for the three and nine months ended September 30, 2024 was $2.8 million and $9.1 million, respectively, decreases of 34% and 51% compared to $4.2 million and $18.5 million, respectively, for the comparable periods of 2023. These decreases were primarily due to substantially lower unit sales of RFID transponder products to one of our customers undergoing a technology transition to their next-generation (Gen 3) chip. We do not expect shipments to this customer for at least a few quarters while they work on producing their Gen 3 chip.

Net revenue in Europe, the Middle East, and the Asia-Pacific for the three and nine months ended September 30, 2024 was $3.8 million and $10.8 million, decreases of 50% and 20%, respectively, compared with the comparable period of 2023. The decreases were primarily due to lower sales of RFID transponder products in both Europe and the Middle East and the Asia-Pacific.

Gross Profit and Gross Margin

Gross profit for the three months ended September 30, 2024 was $0.2 million compared with $1.3 million in the comparable period of 2023. Gross profit for nine months ended September 30, 2024 was $1.3 million compared with $4.2 million in the comparable period of 2023. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, and inventory adjustments, where applicable.

Gross profit margins for the three and nine months ended September 30, 2024 decreased to 4% and 7% from 11% and 13% in the comparable periods of 2023. The decrease in gross profit margins was primarily attributable to substantially lower unit sales to one of our customers, as discussed above, resulting in underutilization of our manufacturing production facilities in Singapore and Thailand.

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

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2024 and 2023 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Research and development	$1,102	$1,019	8%	$2,965	$3,150	(6%)
as a % of net revenue	17%	9%		15%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three months ended September 30, 2024 increased compared to the comparable prior year period primarily due to higher external contractor costs as well as higher travel related costs. For the nine months ended September 30, 2024, the decrease in research and development expenses were attributable to lower headcount and payroll related costs.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Selling and marketing	$1,657	$1,404	18%	$4,654	$4,525	3%
as a % of net revenue	25%	12%		23%	14%

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended September 30, 2024 increased compared to the comparable period in the prior year primarily due to higher advertising and trade show-related costs. For the nine months ended September 30, 2024, the increase period over period was associated with higher trade show-related costs, offset by lower third-party contractor costs.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
General and administrative	$7,032	$2,215	217%	$15,052	$6,577	129%
as a % of net revenue	108%	19%		76%	20%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three and nine months ended September 30, 2024 increased compared to the prior year periods primarily due to higher headcount and related payroll costs, higher stock-based compensation expense, higher outside contractors costs, and legal fees, as well as professional services fees of $3.6 million and $6.1 million, respectively, associated with strategic review-related activities incurred in 2024.

Restructuring and Severance Charges

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Restructuring and severance	$—	$—	0%	$—	$46	(100%)

Restructuring expenses for the nine months ended September 30, 2023 consisted of severance related costs.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three and nine months ended September 30, 2024 and 2023 is set forth below (dollars in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Interest income (expense), net	$244	$(211)	216%	$8	$(351)	102%
Gain on investment	$—	$132	(100%)	$—	$132	(100%)
Foreign currency gains (losses), net	$340	$(249)	(237%)	$55	$(187)	(129%)

Interest income (expense), net consists interest income generated on our cash equivalents offset by interest costs on our financial liabilities and amortization of debt issuance costs. The increase in interest income (expense), net for the three and nine months ended September 30, 2024 compared to the comparable period of 2023 was primarily attributable to interest earned on our money market accounts and treasury bills.

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

Income Tax Provision

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Income tax provision	$(360)	$(13)	2,669%	$(361)	$(15)	2,307%
Effective tax rate	(6%)	0%		(2%)	(0%)

As of September 30, 2024, our deferred tax assets are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three and nine months ended September 30, 2024, respectively, associated with taxable income from one of our foreign subsidiaries. The effective tax rates for the three and nine months ended September 30, 2024 and 2023 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Income (Loss) from Discontinued Operations, net of tax

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Income (loss) from discontinued operations, net of tax	$(4,268)	$3,638	(217%)	$(2,737)	$6,665	(141%)
Gain on sale of Physical Security Business, net of tax	$99,546	$—	100%	$99,546	$—	100%

Income from discontinued operations consists of the results of operations, net of tax of our Physical Security Business which we disclosed as discontinued operations. The gain on sale of the Physical Security Business is subject to adjustment as we complete our tax analysis on the ability to utilize net operating loss and credit carryforwards to reduce the amount of income tax provision. Any adjustment to the income tax provision recorded in connection with the Sale of the Physical Security Business will be completed by December 31, 2024.

Liquidity and Capital Resources

As of September 30, 2024, our working capital, defined as current assets less current liabilities, was $147.0 million, an increase of $98.3 million compared to $48.7 million as of December 31, 2023. As of September 30, 2024, our cash and cash equivalents balance was $145.4 million.

On February 8, 2017, we entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, on April 14, 2022, we amended and restated the Loan Agreement by replacing the $20.0 million revolving loan facility subject to a borrowing base with a non-formula revolving loan facility with no borrowing base requirement and a maturity date of February 8, 2023. In addition, the interest rate was lowered from prime to prime minus 0.25%, and certain financial covenants were amended. On February 8, 2023, we entered into an amendment (the "Fourth Amendment") to the Loan Agreement. The Fourth Amendment amends the Loan Agreement to, among other things, extend the maturity date to February 8, 2025 and amend certain financial covenants. As of September 30, 2024, there were no amounts outstanding under the Loan Agreement.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of September 30, 2024, the amount of cash included at such subsidiaries was $3.3 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses in the future. As of September 30, 2024, we had an accumulated deficit of $339.7 million. During the nine months ended September 30, 2024, we had a loss from continuing operations of $21.6 million which included strategic review-related costs of $6.1 million.

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

The following summarizes our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(9,510)	$(3,614)
Net cash provided by (used in) investing activities	142,521	(3,007)
Net cash provided by (used in) financing activities	(11,712)	10,459
Effect of exchange rates on cash, cash equivalents, and restricted cash	62	(47)
Net increase in cash, cash equivalents, and restricted cash	121,361	3,791
Cash, cash equivalents, and restricted cash at beginning of period	24,384	17,137
Cash, cash equivalents, and restricted cash at end of period	$145,745	$20,928

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2024 of $9.5 million, was primarily due to adjustments to net income for certain non-cash items of $89.3 million, consisting primarily of the gain on sale of our Physical Security Business of $99.5 million, as well as depreciation, amortization and stock-based compensation, offset by net income of $75.2 million and an increase in cash from net changes in operating assets and liabilities of $4.6 million.

Cash used in operating activities for the nine months ended September 30, 2023 of $3.6 million, was primarily due to net loss of $3.9 million, a decrease in cash from net changes in operating assets and liabilities of $4.6 million, partially offset by adjustments for certain non-cash items of $4.9 million, consisting primarily of depreciation, amortization and stock-based compensation.

Cash flows from investing activities

Cash provided by investing activities for the nine months ended September 30, 2024 was $142.5 million which related primarily to proceeds received in connection with the sale of our Physical Security Business in the third quarter of 2024, partially offset by capital expenditures for our manufacturing facility in Thailand.

Cash used in investing activities for the nine months ended September 30, 2023 was $3.0 million related primarily to capital expenditures for our manufacturing facility in Thailand.

Cash flows from financing activities

Cash used in financing activities during the nine months ended September 30, 2024 was $11.7 million, which consisted of net repayments of $10.1 million under our revolving loan facility with our lender, and net share settlements of RSUs of $1.6 million.

Cash provided by financing activities during the nine months ended September 30, 2023 was $10.5 million, which consisted of net borrowings of $9.9 million under our revolving loan facility with our lender, proceeds received from the exercise of warrants by 21 April Fund, LP and 21 April Fund, Ltd. of approximately $1.0 million, partially offset by net share settlements of RSUs of $0.4 million.

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

During the three months ended September 30, 2024, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, as amended.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2024, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Company’s IoT Business

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

Our future success depends on our ability to continue to attract, retain, and motivate our senior management as well as qualified technical personnel in the RFID industry. Competition for these employees is intense and many of our competitors may have greater name recognition and significantly greater financial resources to better compete for these employees. We have in the past, and may in the future, experience the loss of employees to our competitors. If we are unable to retain our existing personnel, or attract and retain additional qualified personnel, specifically following the completion of the Asset Sale, our growth may be limited. Our key employees are employed on an “at will” basis, meaning either we or the employee may terminate their employment with us at any time. The loss of or inability to hire or replace key employees could slow our product development processes and sales efforts or harm our reputation. Also, if our stock price declines, as it has recently, it may result in difficulty attracting and retaining personnel as equity incentives generally comprise a significant portion of our employee compensation.

The separation of the Physical Security Business following the closing of the Asset Sale may significantly disrupt our operations.

The separation of the Physical Security Business from our operations and financial reporting and corporate functions has required us to reconfigure our system processes, transactions, data and controls. This transition has required significant management attention, capital and personnel resources, and the coordination of our system providers and internal business teams. We may experience difficulties, including delays and higher than anticipated costs related to capital and personnel resources, as we continue to manage these changes, including loss or corruption of data, delays in finalizing our financial records for each accounting period and related delays in completion of our financial reporting, unanticipated expenses, and lost revenue. In addition, any delays in finalizing our records could result in our failure to timely file our periodic reports with the SEC, which could limit our access to the public markets to raise debt or equity capital, restrict our ability to issue equity securities, and result in the delisting of our common stock and/or regulatory sanctions from the SEC or The Nasdaq Stock Market, any of which could have a material adverse impact on our operations. Difficulties in continuing to implement the separation of the Physical Security Business could disrupt our operations, divert management’s attention from key strategic initiatives and have an adverse effect on our results of operations, financial condition and cash flows.

Failure to expand our IoT Business to penetrate new markets and scale successfully within those markets may negatively impact our revenues and financial condition.

Following the closing of the Asset Sale, our growth strategy for the IoT Business depends in part on our ability to penetrate emerging markets, such as the medical device market, and scale successfully within those markets. The medical device market and other new markets present distinct and substantial challenges and risks and will likely require us to develop new customized solutions to address the particular requirements of that market. Additionally, these new market opportunities may be outside the scope of our proven expertise or in areas which have unproven market demand, and the utility and value of new products developed by us may not be accepted in the markets served by the new products. Our inability to gain market acceptance of new products could prevent us from scaling successfully within new markets and may harm our future operating results. Our future success also depends on our ability to manufacture new products to meet customer demand in a timely and cost-effective manner. Difficulties or delays in replacing existing products with new products we introduce or in manufacturing improved or new products in sufficient quantities to meet customer demand could diminish future demand for our products and harm our future operating results. In addition, if the medical device market and other new market opportunities for our current and future products are smaller than estimated or do not develop as we expect, our growth may be limited and our business, financial condition and results of operations could be adversely affected. Even if the medical device market and other emerging markets develop as expected, we may not be able to achieve the high gross margins associated with such markets, or, if we do achieve such gross margins, we may not be able to sustain them.

We continue to incur significant expenses and administrative burdens as a public company despite our revenue being significantly lower following the Asset Sale, which could have an adverse effect on our business, financial condition and results of operations.

Following the closing of the Asset Sale, we continue to incur significant legal, accounting, administrative and other costs and expenses as a public company. Because our revenue has and will continue to be significantly reduced as a result of the divestiture of the Physical Security Business, these expenses will represent a larger percentage of our revenue and will have a negative effect on our gross margins. If we are unable to generate sufficient revenue through our IoT Business, these increased expenses as a percentage of our revenue may have an adverse effect on our business, financial condition and results of operations.

Uncertainty regarding the use of proceeds from the Asset Sale and our future operations may negatively impact the value and liquidity of our common stock.

As consideration for the Asset Sale, we received approximately $144.3 million in cash, subject to further customary adjustments as set forth in the Purchase Agreement. Our board of directors will have discretion regarding the use of proceeds from the Asset Sale and plans to use a portion of the net proceeds to pursue growth opportunities for the IoT Business. It may also use the funds to pay dividends and distributions on or redeem or repurchase our capital stock pursuant to our stock repurchase program; for working capital and other general corporate purposes, which may include sales and marketing activities, research and development, general and administrative matters and capital expenditures; to invest in or acquire complementary businesses, products, services, technologies or assets; or to otherwise execute our growth strategy. Although our board of directors continues to evaluate various alternatives regarding use of the proceeds from the Asset Sale, it has not yet identified any specific plans, investments or acquisitions or committed to making any such decision by a particular date. This uncertainty may negatively impact the value and liquidity of our common stock. While our board of directors has approved a stock repurchase program following the Asset Sale, we cannot guarantee that the program will be fully completed. The program does not obligate us to repurchase any specific dollar amount or number of shares of our common stock. Additionally, it has no expiration date and may be suspended or terminated at any time at our discretion.

We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the Asset Sale in a manner that does not produce income or that loses value, or in a manner that stockholders do not agree with. For example, repurchases pursuant to our stock repurchase program could affect the trading price of our stock, increase volatility and reduce the market liquidity for our common stock. If we do not invest or apply the net proceeds from the Asset Sale in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

The amount of net proceeds that we receive from the Asset Sale is subject to decrease.

We received approximately $144.3 million in cash as consideration for the Asset Sale, which amount is subject to further customary adjustments as set forth in the Purchase Agreement. Such post-closing adjustment process, including any disputes between us and the Buyer regarding the final purchase price and any adjustments thereof, could result in a significant reduction to the amount of net proceeds that we receive from the Asset Sale.

Our business prospects may diminish following completion of the Asset Sale and our stock price has and may continue to decline.

We continue to operate our IoT Business despite the sale of assets that have historically generated a significant portion of our revenue. For example, the Physical Security Business generated approximately 63% of the Company’s revenue for the fiscal year ended December 31, 2023. The divestiture of the Physical Security Business resulted in material cash proceeds to the Company and a reduction in operating expenses and liabilities; however, our revenue following the closing of the Asset Sale is now limited to our IoT Business. A failure by us to grow our IoT Business could result in our business prospects diminishing, and the value and liquidity of our common stock could be negatively impacted.

We cannot provide any assurances that we will realize the intended benefits of the Asset Sale.

We cannot provide any assurances that we will realize the intended benefits of the Asset Sale. We expect to continue to focus our resources, capital, and management attention towards expanding our IoT Business. However, we may not be able to realize our goals for the IoT Business. In addition, we have and will continue to experience a significant decrease in revenue as a result of the sale of the Physical Security Business. Any failure to realize the intended benefits of the Asset Sale could have a material adverse impact on our future operating results and financial condition and could materially and adversely affect our stock price or trading volume.

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

In connection with the closing of the Asset Sale, our former Chief Executive Officer, Steven Humphreys, and certain other members of our senior management joined Buyer. The senior management of the Company currently includes Kirsten Newquist, Chief Executive Officer, Justin Scarpulla, Chief Financial Officer, Edward Kirnbauer, Vice President, Global Corporate Controller, Dr. Manfred Mueller, Chief Strategy Officer, Amir Khoshniyati, Executive Vice President and General Manager, IoT Solutions, and Boon Yong (BY) Koh, Executive Vice President, Operations. In connection with these changes in management and the sale of our Physical Security Business, there have been and will continue to be changes to the Company’s operations and our key strategies and tactical initiatives related to our IoT Business over time. If we do not successfully implement and adapt to these changes, we may be unable to successfully execute our long-term business development plans for our IoT Business, which could adversely affect our financial condition and results of operations. Further, the future performance of our IoT Business will depend, in part, on the successful transition of our workforce to our new operating and organizational structure, and our inability to successfully manage these transitions could be viewed negatively by our customers, employees, investors and other third-party partners, and could have an adverse impact on our business and results of operations.

We are subject to five-year non-competition and non-solicitation covenants under the Purchase Agreement, which will prevent us from reentering the Physical Security Business.

We are subject to five-year non-competition and non-solicitation covenants in the Purchase Agreement. During such five-year period, the Company and its controlled affiliates are restricted from directly or indirectly engaging with, managing or operating, or having any ownership interest in any person that engages with, manages, or operates, a business that is competitive with the Physical Security Business or competes for customers of the Physical Security Business, in each case, with respect to geographies that the Physical Security Business participated in as of the closing of the Asset Sale. In addition, during this five-year period, the Company has agreed, not to directly or indirectly hire, engage, recruit, employ, solicit or otherwise attempt to employ or engage or enter into any business relationship with any Business Employee or Acquired Entity Employee (each as defined in the Purchase Agreement), or induce or attempt to induce any such employee to leave his or her employment with Buyer or Buyer’s affiliates, subject to certain customary limitations. These limitations will prevent us from reentering the Physical Security Business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2024, we repurchased 325,781 shares of our common stock. The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended September 30, 2024:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2024 – July 31, 2024	9,561	$4.04	—	—
August 1, 2024 – August 31, 2024	8,114	3.58	—	—
September 1, 2024 – September 30, 2024	308,106	3.22	—	—
Total	325,781	$3.25	—

(1) Consists of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2024, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

2.1*

Stock and Asset Purchase Agreement dated April 2, 2024 between Identiv, Inc. and Hawk Acquisition, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024).

10.1^	Amendment No. 1 to Stock and Asset Purchase Agreement dated September 6, 2024 between Identiv, Inc. and Hawk Acquisition, Inc.

31.1^	Certification of Chief Executive Officer pursuant to Section 302 of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Section 302 of the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document with embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

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

IDENTIV, INC.

November 12, 2024	By:	/S/ Kirsten Newquist
Kirsten Newquist
Chief Executive Officer
(Principal Executive Officer)

November 12, 2024	By:	/S/ Justin Scarpulla
Justin Scarpulla
Chief Financial Officer
(Principal Financial and Accounting Officer)