Form 10-K
period 2024-12-31
Identiv, Inc.
filed 2025-03-17
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Based on the closing sale price of the Registrant’s Common Stock on the Nasdaq National Market System on June 28, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $85,196,524.

At March 4, 2025, the Registrant had outstanding 23,520,680 shares of Common Stock, excluding 2,590,285 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2024 are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	207	Auditor Name:	BPM LLP	Auditor Location:	San Jose, California

Identiv, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2024

PART I

ITEM 1. BUSINESS

Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For example, other than statements of historical facts, statements regarding our strategy, future operations and growth, financial position, expected financial or business results, projected costs, prospects, plans, market trends, potential market size, product attributes and benefits, growth drivers, competition and competitive advantages, objectives of management, management judgements and estimates, and the expected impact of changes in laws or accounting pronouncements constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. Factors that could cause our actual results to differ materially from our expectations include, but are not limited to our ability to successfully execute our growth strategy and business plan and develop, manufacture and sell products and solutions for targeted industry segments; our ability to successfully penetrate the healthcare industry and other high-value end markets; continued market acceptance and growth or expansion in our target markets; our ability to successfully compete; our history of losses; the impact of recent changes in management; the effects of product and component shortages; the benefits and attributes of our products and services; the level of customer orders; the ability of our products to perform as expected; fluctuations in net cash provided and used by operating, financing and investing activities; sources and uses of our cash, and expense levels; the loss of significant customers or types of business; the impact of macroeconomic conditions, including inflation, on our business; the sale of our Physical Security Business; and the risks discussed elsewhere in this Annual Report under the heading “Risk Factors”. These cautionary statements qualify all of the forward-looking statements included in this Annual Report.

Identiv and the Identiv logo are trademarks of Identiv, Inc., registered in many jurisdictions worldwide. Certain product and service brands are also trademarks or registered trademarks of the Company, including SMARTAG and TAM. Other product and brand names not belonging to Identiv that appear in this Annual Report may be trademarks or registered trademarks of their respective owners.

Each of the terms the “Company,” “Identiv,” “we," “us” and “our” as used herein refers collectively to Identiv, Inc. and its wholly owned subsidiaries, unless otherwise stated.

Overview

Our vision is to shape a smarter, healthier, and more sustainable future by creating digital identities for everyday products. Our mission is to develop specialty radio-frequency identification ("RFID") and Internet of Things ("IoT") solutions that address our customers' most significant challenges and create new opportunities for them through the digitization and enhanced connectivity to the IoT. We design, produce, and sell RFID and Bluetooth Low Energy (“BLE”) enabled devices, primarily RFID inlays, tags, and labels that can be applied or incorporated into physical objects, providing them with a digital identity and the ability for our customers to track, monitor, authenticate, and engage with consumers. Our IoT devices have been integrated into more than a billion and a half applications globally.

By digitally enabling physical objects to connect to the cloud or a device reader, we make those objects more secure, responsive, feature-rich, interactive and customer-connected. RFID powers a wide range of IoT use cases, including product authenticity, customer engagement, enhanced consumer experiences, instrumentation and sensor enabling, brand protection, asset tracking, and tamper detection. Our RFID devices which include tiny, low-cost RFID chips with highly tuned and optimized antennas, systems, software and security can be attached or integrated into almost any physical object, such as a prescription bottle, a plastic pallet, or a smart home device; the devices then communicate through radio frequency (“RF”) and harvest power from the radio signal of a phone or reader in order to run the chip. Furthermore, the device must perform reliably in real-world environments. We design the systems, the antennas, software, security and physical form that connect the chips, access their capabilities, manage RF communications and power conversion, and enable the platform for the digital experience, all harmoniously integrated with the physical experience of the product.

We have a broad portfolio of device designs, including patented technologies like tag-on-metal, and intellectual property ("IP") we have developed working with early adopters of RFID in multiple customer verticals including mobility and healthcare. We work closely with our customers to build the analog bridge and system to make the device function across radio frequencies. The result for the end user is an engaged, dynamic interaction with very high reliability, high data security and optimized power transfer.

Our in-house research and development ("R&D") team and New Product Introduction (“NPI”) team enable us to transition from design and prototypes to pilot runs to full-scale production, delivering a high-quality, thoroughly tested product, ranging from standard specification to technologically complex custom devices. Oftentimes, the customers' engineers seek to enhance the product, making modifications from lessons learned or in response to RFID chip suppliers launching next-generation chips with new functions, features, and price points. We support our customers with re-design, prototype, pilot, and production processes when requested. We believe our design-through-production platform incentivizes our customers to continue collaborating with us as they seek to drive increasing functionality and better performance into the experiences for their customers.

Market Drivers

The emerging RFID market is driven by strong macroeconomic trends driving demand for RFID and related technologies like BLE. These trends include digitization and the continued expansion of IoT, enhanced security and anti-counterfeiting, regulatory compliance and safety, and sustainability and the circular economy. Further, the digital identities of products enabled by RFID and BLE technologies offer companies and consumers many compelling benefits, including real time tracking and supply chain visibility, enhanced security and authentication, and augmented consumer experiences.

The scale of the RFID market opportunity has the potential to reach hundreds of billions of units over time. As RFID technology improves and deployment costs decline, we expect competitive pressures to drive increased adoption across virtually every sector, so that nearly all physical items have a sensor-augmented, integrated, digital existence. This is a vision for the future that we share with leading semiconductor manufacturers who supply the chips embedded in our devices.

Growth Strategy

“Perform, Accelerate, Transform” is the strategy framework that we launched in the fourth quarter of 2024 to strengthen and optimize the performance of our core “channel” business, accelerate our growth, and ultimately transform the business.

First, Perform is focused on strengthening, optimizing, and growing our core “channel” business. The objective of Perform is to grow our market share and increase our profitability in the channel. We intend to focus on higher margin opportunities with our existing customers and channel partners; expand gross margins by completing the transition to our manufacturing facility in Thailand; execute our new product development (“NPD”) projects with discipline; and delight our customers with excellent customer support and timely product delivery. We are implementing a stage gate process to manage our NPD project pipeline, which is designed to focus our time and R&D resources on the projects with the highest probability of success and discontinue those that we deem financially or technically unviable.

Second, Accelerate is focused on specific initiatives intended to spur accelerated growth, each with a compelling return on investment. We have identified three distinct initiatives to accelerate growth - one related to developing business within healthcare, a second related to developing business within several high value applications outside of healthcare, and a third related to expanding our BLE and multi-component technology platform.

Our healthcare growth initiative will focus on three priority areas - medication adherence for home use drug delivery devices, consumable authentication for medical devices and diagnostic test equipment, and condition monitoring for biologics and clinical specimens. We have confirmed through primary and secondary market research that each of these areas has significant unmet needs and a meaningful addressable market that can be addressed through RFID and BLE solutions.

The second growth initiative will focus on non-healthcare high-value segments. We intend to address several specific use cases: inventory management of plastic pallets and bins in retail distribution centers; smart packaging for luxury products to combat counterfeiting; and home device consumable authentication to reduce counterfeiting and ensure proper assembly and use. Through our channel partnerships, we have early traction in each of these use cases and can see the value that RFID and BLE provides. We believe the EU’s forthcoming Digital Product Passport ("DPP") regulations also provide some significant tailwinds for growth in these areas.

The third growth initiative is the expansion of our BLE/multi-component technology platform. BLE is a next generation technology for IoT, providing benefits for certain applications that are challenging to address with traditional RFID technologies. We intend to continue expanding our BLE capabilities and technologies through our current NPD projects; our strategic partnerships with BLE chip providers; and our own go-to-market strategy within healthcare.

The third part of our strategic framework is Transform. This pillar is focused on inorganic growth opportunities.

Sales & Marketing Strategy

Our current go-to-market strategy focuses on selling through the channel. Many of our customers — including RFID converter companies ("converters"), system integrators, and solution providers — market their services to original equipment manufacturers ("OEMs"). By positioning ourselves as a reliable supplier and trusted partner, we aim to be the clear choice for their future projects. Additionally, we maintain strong relationships with key suppliers, creating further opportunities which we support through co-marketing initiatives and collaborative industry engagements.

Our channel business relies on robust industry alliances, recognizing that delivering RFID solutions often requires collaboration among multiple companies. Given the strategic importance of these industry alliances, we have implemented partner marketing programs to enhance awareness of our capabilities and drive new opportunities for both Identiv and our partners. These initiatives include joint trade show participation, webinars, tech days, digital marketing campaigns, and press releases. Moving forward, we plan to broaden our strategic partnerships and increase co-marketing efforts.

We are in the process of establishing a dedicated business development team to pursue opportunities within the six applications highlighted in the "Accelerate" pillar of our growth plan. This team will leverage the knowledge and expertise gained from developing RFID devices for specific customer applications, and will be tasked with driving growth across our target segments.

Research and Development

We are a leader in designing and developing complex, specialty RFID- and BLE-enabled devices. Identiv is recognized for its rapid prototyping and design capabilities. Our R&D team is based in Germany, the region where RFID technology was originally developed, and in Southeast Asia, where the most advanced and flexible RFID production is centered. The R&D team is composed of a core antenna design team, software and encoding specialists, and an experienced team of lab technicians who are all grouped under our NPD organization. The NPD team is augmented by seasoned project managers and a growing product management organization. Our Southeast Asian R&D team is predominantly built around our New Product Introduction (NPI) organization. The NPI team locally interacts with the factory and transitions newly developed products into products which are supposed to be mass produced in our RFID inlay and label factory. We have the capability to develop and deliver highly customized IoT solutions, leveraging antenna designs across near field communication ("NFC"), high frequency ("HF"), dual frequency ("DF"), and ultra-high frequency ("UHF") technologies, along with sensors, materials, and form factors, to meet stringent customer requirements. More complex products, which require the assembly of multiple components including capacitors, resistors, batteries and bigger size integrated circuits ("IC") is a specialty Identiv has been focusing on for the last decade. In addition to its years of experience with printed batteries for active RFID and BLE solutions, our R&D team continuously evaluates alternate technologies and materials which would address our customer requirements. Our R&D team has a deep relationship with all major RFID, IoT and BLE chip manufacturers and evaluates next generation IC platforms prior to their mass market launch.

Proprietary Technology and Intellectual Property

We currently rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. Although we may seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages. The core of our proprietary technology is the combination of our advanced technical expertise combined with our intimate customer knowledge, enabling us to develop and bring to market (and occasionally patent) products uniquely positioned to deliver benefits to customers. We have a portfolio of three patent families (designs, patents, utility models, patents pending and exclusive licenses) in individual or regional filings, covering products, electrical and mechanical designs, software systems and methods and manufacturing process ideas for our various businesses.

Manufacturing and Sources of Supply

Our RFID devices are predominantly manufactured by our own internal manufacturing teams, principally in Thailand and supported by Singapore, primarily using locally sourced components. Our production facilities are certified to the ISO 9001:2015 and ISO 14001:2015 quality manufacturing standard. We have implemented quality control programs to satisfy customer requirements for high quality and reliable products. To ensure that products manufactured by third parties are consistent with internal standards, our quality control programs include management of all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce products, selecting the suppliers of these components and negotiating the prices for certain of these components. In addition, we may work with suppliers to improve process control and product design.

For most of our product manufacturing, we utilize a global sourcing strategy which allows us to achieve economies of scale and uniform quality standards for our products. On an ongoing basis, we analyze the need to add alternative sources for both our products and components. For example, we currently utilize the foundry services of external suppliers to produce our ASICs for RFID devices, and we use chips and antenna components from third-party suppliers. Where possible, we have qualified additional sources of supply for components.

Government Regulation

Our business is subject to government regulation as discussed under “Risk Factors”.

Human Capital

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources program is designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce. As of December 31, 2024, we had 166 employees, of which 20 were in research and development, 15 were in sales and marketing, 106 were in manufacturing and 25 were in general and administrative. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Corporate Information

Our corporate headquarters is located in Santa Ana, California. We maintain research and development facilities in California, Germany, manufacturing facilities in Singapore and Thailand, and local operations and sales facilities in Germany and the United States. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

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

Item 1A. Risk Factors

Risks Related to our Business, Products, and Industry

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

Our future success depends on our ability to continue to attract, retain, and motivate our senior management as well as qualified sales and technical personnel in the RFID industry. Competition for these employees is intense and many of our competitors may have greater name recognition and significantly greater financial resources to better compete for these employees. We have in the past, and may in the future, experience the loss of employees to our competitors. If we are unable to retain our existing personnel, or attract and retain additional qualified personnel, our growth may be limited. Our key employees are employed on an “at will” basis, meaning either we or the employee may terminate their employment with us at any time. The loss of or inability to hire or replace key technical employees could slow our product development processes and sales efforts or harm our reputation. The loss of key sales personnel puts us at risk of losing customers that may choose to follow the sales person to the new company. Also, if our stock price declines, as it has recently, it may result in difficulty attracting and retaining personnel as equity incentives generally comprise a significant portion of our employee compensation.

Failure to expand our business to penetrate new markets and scale successfully within those markets may negatively impact our revenues and financial condition.

Our growth strategy depends in part on our ability to penetrate emerging markets, such as the medical device market, and scale successfully within those markets. The medical device market and other new markets present distinct and substantial challenges and risks and will likely require us to develop new customized solutions to address the particular requirements of that market. Additionally, these new market opportunities may be outside the scope of our proven expertise or in areas which have unproven market demand, and the utility and value of new products developed by us may not be accepted in the markets served by the new products. Our inability to gain market acceptance of new products could prevent us from scaling successfully within new markets and may harm our future operating results. Our future success also depends on our ability to manufacture new products to meet customer demand in a timely and cost-effective manner. Difficulties or delays in replacing existing products with new products we introduce or in manufacturing improved or new products in sufficient quantities to meet customer demand could diminish future demand for our products and harm our future operating results. In addition, if the medical device market and other new market opportunities for our current and future products are smaller than estimated or do not develop as we expect, our growth may be limited and our business, financial condition and results of operations could be adversely affected. Even if the medical device market and other emerging markets develop as expected, we may not be able to achieve the high gross margins associated with such markets, or, if we do achieve such gross margins, we may not be able to sustain them.

Uncertainty regarding the use of proceeds from the Asset Sale and our future operations may negatively impact the value of our common stock.

On September 6, 2024, the Company completed the sale of its physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, its wholly-owned subsidiary (the “Physical Security Business”) to Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions, and Buyer assumed certain of the Company’s liabilities related to the Physical Security Business (collectively, the “Asset Sale”) pursuant to that certain Stock and Asset Purchase Agreement, dated as of April 2, 2024 (the “Purchase Agreement”), by and between the Company and Buyer. As consideration for the Asset Sale, the Company received approximately $143.9 million in cash. Our board of directors has discretion regarding the use of proceeds from the Asset Sale and plans to use a portion of the net proceeds to pursue growth opportunities for our business. It has also approved a $10 million stock repurchase program. Our board may also may also use the funds to repurchase our capital stock pursuant to our Stock Repurchase Program (as defined below); for working capital and other general corporate purposes, which may include sales and marketing activities, research and development, general and administrative matters and capital expenditures; to invest in or acquire complementary businesses, products, services, technologies or assets; or to otherwise execute our growth strategy. Uncertainty regarding the use of proceeds from the Asset Sale may negatively impact the value of our common stock. While our board of directors has approved the Stock Repurchase Program, we cannot guarantee that the program will be fully completed. The program does not obligate us to repurchase any specific dollar amount or number of shares of our common stock. Additionally, it may be suspended or terminated at any time at our discretion.

We may use the net proceeds for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the Asset Sale in a manner that does not produce income or that loses value, or in a manner that stockholders do not agree with. For example, repurchases pursuant to our Stock Repurchase Program could affect the trading price of our stock, increase volatility and reduce the market liquidity for our common stock. Further, any repurchases will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes. If we do not invest or apply the net proceeds from the Asset Sale in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

To increase business, maintain competitive position, or for other business or strategic reasons, we may pursue growth opportunities, including potentially investing in opportunities such as acquisitions of complementary businesses, products, services, technologies or assets. We may also pursue strategic alliances that leverage our core technology and industry experience to expand our offerings or make investments in other companies or technologies.

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

Changes in management following the Asset Sale may adversely affect our business.

We have experienced changes in management following the closing of the Asset Sale, including a new Chief Executive Officer. In connection with these changes in management and the sale of our Physical Security Business, there have been and will continue to be changes to our operations and our key strategies and tactical initiatives related to our business over time. If we do not successfully implement and adapt to these changes, we may be unable to successfully execute our long-term business development plans, which could adversely affect our financial condition and results of operations. Further, our future performance will depend, in part, on the successful transition of our workforce to our new operating and organizational structure, and our inability to successfully manage these transitions could be viewed negatively by our customers, employees, investors and other third-party partners, and could have an adverse impact on our business and results of operations.

The separation of the Physical Security Business following the Asset Sale may significantly disrupt our operations.

The separation of the Physical Security Business from our operations and financial reporting and corporate functions has required us to reconfigure our system processes, transactions, data and controls. This transition has required significant management attention, capital and personnel resources, and the coordination of our system providers and internal business teams. We may experience difficulties, including delays and higher than anticipated costs related to capital and personnel resources, as we continue to manage these changes, including loss or corruption of data, delays in finalizing our financial records for each accounting period and related delays in completion of our financial reporting, unanticipated expenses, and lost revenue. In addition, any delays in finalizing our records could result in our failure to timely file our periodic reports with the SEC, which could limit our access to the public markets to raise debt or equity capital, restrict our ability to issue equity securities, and result in the delisting of our common stock and/or regulatory sanctions from the SEC or The Nasdaq Stock Market LLC ("Nasdaq"), any of which could have a material adverse impact on our operations. Difficulties in continuing to implement the separation of the Physical Security Business could disrupt our operations, divert management’s attention from key strategic initiatives and have an adverse effect on our results of operations, financial condition and cash flows.

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

Such conditions, including but not limited to inflation, tariffs, sanctions or other trade restrictions, slower growth or recession, higher interest rates and currency fluctuations, and other conditions that may impact consumer confidence and spending may adversely affect demand for our products. During fiscal years 2024 and 2023, we were impacted by adverse macroeconomic conditions including but not limited to inflation, foreign currency fluctuations, and the slowdown of economic activity around the globe. Adverse conditions included experiencing delays and reductions in customer orders, shifting supply chain availability and component shortages. Global economic conditions have also impacted our suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, which then impacted the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and, in turn, may adversely impact our operations.

A material disruption or loss at any of our manufacturing facilities could materially adversely affect our business, results of operations and financial condition.

We maintain manufacturing facilities in Singapore and Thailand. If any or a portion of our facilities were to suffer a disruption, shutdown or catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters, including manufacturing challenges such as equipment or IT failure, or if one of our facilities is found not to be in compliance with regulatory requirements, we may not be able to timely supply our customers. Thailand, for example, is a region with a known, and recent, history of flooding. Interruptions to production could disrupt our operations, harm our reputation, delay production and shipments, delay or reduce sales and revenue and adversely affect our ability to attract or retain our customers. In addition, any interruption in production capability could require us to make substantial capital expenditures. The disruption or loss of production in one or both of our manufacturing facilities for more than a short period of time could have a material adverse effect on our liquidity, financial position and results of operations. Any losses due to these events may not be covered by our existing insurance policies or may be subject to deductibles.

We depend on a number of suppliers and contract manufacturers for the production of our products and components making us potentially vulnerable to supply disruption.

Our reliance on suppliers and contract manufacturers for the production of our products and components has and may continue to result in product delivery problems and delays. We may suffer a disruption if the supply of components causes us to be unable to purchase sufficient components on a timely basis. For example, the global semiconductor shortage that began in 2021 has and may continue to adversely impact our ability to meet product demand in a timely fashion. This shortage may persist for an indefinite period of time and has and may continue to have a negative impact on our revenue and operating results. Low inventory levels can affect our ability to meet customer demand, lengthen lead times and potentially cause us to miss opportunities, lose market share and/or damage customer relationships, also adversely affecting our business. Although we have taken steps to ensure we have adequate supply for expected customer demand, there can be no assurance that our efforts will be successful. If we are not able to get the necessary products and components on a timely basis, our business, financial condition and results of operations may be adversely affected.

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

The loss of one or more significant customers could harm our business.

Sales to our ten largest customers accounted for 51% and 65% of total net revenue in 2024 and 2023, respectively. One customer accounted for 11% of net revenue in 2024, while one customer accounted for 32% of net revenue in 2023. Our loss of one or more significant customers could have a significant adverse impact on our business, financial condition and results of operations.

Our business will not be successful if we do not keep up with the rapid changes in our industry.

The market for RFID and BLE IoT devices and solutions is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. To be competitive, we have to continually improve the performance, features and reliability of our products, particularly in response to competitive offerings, and quickly demonstrate the value of new products or enhancements to existing products.

We believe that the principal competitive factors affecting the markets for our products include:

•
the extent to which products must support evolving industry standards and provide interoperability;
•
the extent to which products are differentiated based on technical features, quality and reliability, ease of use, and price; and
•
the ability to quickly develop new products and solutions to satisfy new market and customer requirements.

Many of our current and potential competitors have significantly greater financial, technical, marketing, purchasing and other resources than we do. As a result, our competitors may be able to respond more quickly to new or emerging technologies or standards and to changes in customer requirements. Our competitors may also be able to devote greater resources to the development, promotion and sale of products and may be able to deliver competitive products at a lower end user price. We cannot be certain that we will be able to identify, develop, manufacture, market, or support new or enhanced products successfully, if at all, or on a timely, cost effective, or repeatable basis. Our failure to develop and introduce new products successfully on a timely basis and to achieve market acceptance for such products could have a significant adverse impact on our business, financial condition and results of operations.

Our business, operations, and reputation may be adversely affected by information technology system failures, breaches, or network disruptions.

We may be subject to information technology system failures and network disruptions. Despite implementation of security measures, our systems are vulnerable to damages from computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, unauthorized access, including impersonation of unauthorized users, efforts to discover and exploit any security vulnerabilities or securities weaknesses, and other similar disruptions. These types of attacks have increased, in general, as more businesses implement remote working environments. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as intentional and unintentional acts by employees or other insiders with access privileges. Customers’ network and storage applications may be subject to similar disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. Data breaches and any unauthorized access or disclosure of information, employee information, or intellectual property could compromise our intellectual property, trade secrets, and other sensitive business information, any of which could result in legal action against us, exposure of our intellectual property to competitors, damages, fines, and other adverse effects. A data security breach could also lead to public exposure of personal information of employees, customers, and others. Any such theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims.

Cyberattacks, such as computer viruses, or other forms of cyber terrorism, may disrupt access to our network or storage applications. Such disruptions could result in delays or cancellations of customer orders or delays or interruptions in the production or shipment of products. Data security breaches involving customers could affect their financial condition and ability to continue to purchase our products. In addition, cyberattacks may cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense, and cause significant harm to our reputation and our business.

In addition, our technology infrastructure and systems are vulnerable to damage or interruption from natural disasters, power loss, and telecommunications failures. To the extent that any disruption or security breach results in a loss or damage to our technology infrastructure, systems, or data or inappropriate disclosure of confidential information or sensitive or personal information, it could impede the manufacturing and shipping of products, delivery of online services, processing of transactions and reporting of financial results. It could also harm relationships with customers and other third parties and damage our brand and reputation and our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

The global nature of our business exposes us to operational, regulatory, political, and financial risks and our results of operations could be adversely affected if we are unable to manage them effectively.

We market and sell our products and solutions to customers in many countries around the world. To support our global sales, customer base and product development activities, we maintain offices and/or business operations in several locations around the world, including the Germany, Japan, Singapore, Thailand, and the U.S. We also maintain manufacturing facilities in Singapore and Thailand and engage contract manufacturers in multiple countries outside the U.S. Managing our global development, sales, administrative and manufacturing operations places a significant burden on our management resources and our financial processes and exposes us to various risks, including:

•
longer accounts receivable collection cycles;
•
changes in foreign currency exchange rates;
•
compliance with and changes in foreign laws and regulatory requirements;
•
political, economic, and social instability, particularly in emerging markets;
•
difficulties managing widespread sales and manufacturing operations and related costs;
•
regulations or restrictions impacting trade, including import and export controls, economic sanctions, and tariffs;
•
natural disasters and outbreaks of disease;
•
reduced protection of our intellectual property; and
•
potentially adverse tax consequences.

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

A portion of our revenue is through channel partners, and the loss of channel partners could result in decreased revenue.

We sell a significant portion of our products and solutions to partners in the channel, such as convertors. Our products are components of solutions that these channel partners then sell to their end customers. Since we do not sell our products directly to the end customer, our lack of visibility could result in an unforeseen reduction in the amount of product we are able to sell, and our revenues could decrease. Some of these channel partners also sell our competitors’ products and; if they favor our competitors’ products for any reason as part of their solution, in particular for standard specification designs, our sales could decline.

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

Many of our products are manufactured outside the U.S. by contract manufacturers. Our reliance on these manufacturers poses a number of risks, including lack of control over the manufacturing process and ultimately over the quality and timing of delivery of our products. If any of our contract manufacturers cannot meet our production requirements, we may be required to rely on other contract manufacturing sources or identify and qualify new contract manufacturers, and we may not be able to do this in a timely manner or on reasonable terms. Additionally, we may be subject to currency fluctuations, potentially adverse tax consequences, unexpected changes in regulatory requirements, tariffs and other trade barriers, import or export controls, natural disasters, or political and economic instability. Any significant delay in our ability to obtain adequate supplies of our products from our current or alternative manufacturers could materially and adversely affect our business and operating results. In addition, if we are not successful at managing the contract manufacturing process, the quality of our products could be jeopardized or inventory levels could be inadequate or excessive, which could result in damage to our reputation with our customers and in the marketplace, as well as possible shortages of products or write-offs of excess inventory.

The impact of health epidemics, pandemics and other outbreaks of infectious disease, such as the global pandemic caused by COVID-19, could negatively impact our operations, supply chain and customer base.

Our business and operations have and may in the future be adversely affected by health epidemics, pandemics and other outbreaks of infectious disease, such as the global COVID-19 health emergency that officially ended in 2023. The COVID-19 pandemic and efforts to control its spread severely restricted the level of economic activity around the world, which impacted the timing of demand for our products. Our operations and supply chains for certain of our products may be negatively impacted by the regional or global outbreak of illnesses. Any resulting quarantines, labor shortages or other disruptions to our operations, or those of our suppliers or customers, had adversely impacted our sales and operating results, including through additional expenses and strain on the business as well as our supply chain. In addition, an outbreak of infectious disease could adversely affect some of the market verticals that we participate in as well as the general economies and financial markets of many countries, including those in which we operate, negatively impact supply and demand for our products, and result in delayed sales and extended payment cycles for our products and services. Further, a recession, depression, excessive inflation or other sustained adverse market events resulting from the outbreak of infectious diseases that may occur, could materially and adversely affect our business and that of our customers or potential customers. We are unable to accurately fully predict the effect of any such health concerns on our business, which could be affected by other factors we are not currently able to predict, including the success of actions taken to contain or treat future outbreaks of infectious diseases and reactions by consumers, companies, governmental entities and capital markets.

Risks Related to Our Financial Results

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
•
variations in the mix of products we sell;
•
reductions in the average selling prices that we are able to charge due to competition, new product introductions or other factors;
•
the impact of increasing freight and logistics costs;
•
our ability to obtain an adequate supply of quality components and to deliver our products on a timely basis;
•
our inventory levels and the inventory levels of our customers;
•
the extent to which we invest in research and development, sales and marketing, and other expense categories;
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

Accurately estimating future revenues is difficult because the purchasing patterns of our customers can vary depending upon a number of factors. Market demand for RFID and NFC technology is resulting in larger program deployments of these products and components, as well as increasing competition for these solutions. Across our business, the timing of closing larger orders increases the risk of quarter-to-quarter fluctuation in revenues. If orders forecasted for a specific group of customers for a particular quarter are not realized or revenues are not otherwise recognized in that quarter, our operating results for that quarter could be materially adversely affected. In addition, from time to time, we may experience an unexpected increase or decrease in demand for our products resulting from fluctuations in our customers’ budgets, purchasing patterns or deployment schedules. These occurrences are not always predictable and have had, and may continue to have a significant impact on our results in the period in which they occur. Failure to accurately forecast customer demand may result in excess or obsolete inventory, which if written down might adversely impact our cost of revenues and financial condition.

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

A significant portion of our business is conducted in foreign currencies, principally the Euro and Thai Baht. Fluctuations in the value of foreign currencies relative to the U.S. dollar will result in currency exchange gains and losses in our reported results. If a significant portion of operating expenses are incurred in a foreign currency such as the Euro or Thai Baht, and revenues are generated in U.S. dollars, exchange rate fluctuations might have a positive or negative net financial impact on these transactions, depending on whether the value of the U.S. dollar decreases or increases compared to that currency. In addition, the valuation of current assets and liabilities that are denominated in a currency other than the functional currency can result in currency exchange gains and losses. For example, when one of our subsidiaries uses the euro as the functional currency, and this subsidiary has a receivable in U.S. dollars, a devaluation of the U.S. dollar against the euro of 10% would result in a foreign exchange loss to the reporting entity of 10% of the value of the underlying U.S. dollar receivable. We cannot predict the effect of exchange rate fluctuations upon future operating results. The effect of currency exchange rate changes may increase or decrease our costs and/or revenues in any given period, and we may experience currency losses in the future. To date, we have not adopted a hedging program to protect against the risks associated with foreign currency fluctuations.

Risks Related to Our Intellectual Property

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

As an example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system took effect June 1, 2023 which will significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court ("UPC"). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of the unitary patent system and any potential changes.

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

We expect the likelihood of intellectual property infringement and misappropriation claims may increase as the number of products and competitors in the RFID market grows and as we increasingly incorporate third-party technology into our products. As a result of infringement claims, we could be required to license intellectual property from a third party or redesign our products. Licenses may not be offered when required or on acceptable terms. If we do obtain licenses from third parties, we may be required to pay license fees or royalties or we may be required to license some of our intellectual property to others in return for such licenses. If we are unable to obtain a license necessary for us or our third-party manufacturers to manufacture our allegedly infringing products, we could be required to suspend the manufacture of products or stop our suppliers from using processes that may infringe the rights of third parties. We may also be unsuccessful in redesigning our products. Our suppliers and customers may be subject to infringement claims based on intellectual property included in our products. We have historically agreed to indemnify our suppliers and customers for patent infringement claims relating to our products. The scope of this indemnity varies, but may, in some instances, include indemnification for damages and expenses, including attorney’s fees. We may periodically engage in litigation as a result of these indemnification obligations. Our insurance policies exclude coverage for third-party claims for patent infringement.

Risks Relating to Our Financial Reporting and Disclosure

Any failure to maintain an effective system of disclosure and internal controls over financial reporting, or our ability to produce timely and accurate financial statements, could adversely affect investor confidence in us.

As a public company, we must maintain effective disclosure controls and procedures and internal control over financial reporting. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we identify one or more material weaknesses in our internal controls, our management will be unable to conclude that our internal control over financial reporting is effective. In the event our independent registered public accounting firm is required to issue an attestation report on the effectiveness of our internal control over financial reporting, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed.

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including identifying material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which could adversely affect the market price of our common stock. We could also be subject to sanctions or investigations by Nasdaq, the SEC and other regulatory authorities.

We incur significant expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We incur significant legal, accounting, administrative and other costs and expenses as a public company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board and the securities exchanges, impose additional reporting and other obligations on public companies. Our management and other personnel need to devote a substantial amount of time to these compliance and disclosure obligations. If these requirements divert the attention of our management and personnel from other aspects of our business, they could have a material adverse effect on our business, financial condition and results of operations. Moreover, these rules and regulations applicable to public companies substantially increase our legal, accounting and financial compliance costs, require that we hire additional personnel and make some activities more time-consuming and costly. It may also be more expensive for us to obtain director and officer liability insurance. Because our revenue has and will continue to be significantly reduced as a result of the divestiture of the Physical Security Business, these expenses will represent a larger percentage of our revenue and will have a negative effect on our profitability. If we are unable to generate sufficient revenue, these increased expenses as a percentage of our revenue may have an adverse effect on our business, financial condition and results of operations.

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

•
fluctuations in the trading volume of our shares or the size of our public float;
•
technical trading patterns of our stock;
•
variations in our or our competitors’ financial and/or operational results;
•
fluctuations in market value of comparable companies in any of our markets;
•
announcements of new offerings, products, strategic relationships, acquisitions, customer wins or losses, organizational changes, or other events by us or our competitors;
•
comments and forecasts by securities analysts;
•
litigation developments;
•
departures of key employees;
•
regulatory developments in the U.S., foreign countries, or both;
•
global developments, including war, acts of terrorism, natural disasters, public health crises, and other such events; and
•
general economic conditions and trends.

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

We have reserved shares of common stock for potential future issuance including stock issuable pursuant to our equity incentive plans and the conversion of our preferred stock. As of March 1, 2025, 671, 219 shares of common stock are reserved for future grants and outstanding equity awards under our equity incentive plans and 8,506,556 shares of common stock are reserved for future issuance in connection with the conversion of our preferred stock. We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, and future financings or for other business purposes. If we issue additional securities, existing stockholders may experience dilution. In addition, any new securities that we issue may have rights senior to those of our common stock. The issuance of additional shares of common stock or preferred stock or other securities, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.

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

Following these risk assessments, we evaluate how to appropriately implement and maintain reasonable safeguards to mitigate identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate members of our management team, including our executive staff, information technology ("IT") team, and Global Director of IT who reports to our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), to manage the risk assessment and mitigation process. As part of our overall risk management, we collaborate cross-functionally to monitor and test our safeguards and to train our employees on cybersecurity risks and safeguards. We offer cybersecurity training programs for employees at all levels and departments.

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

Cybersecurity Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing our strategic risk exposure with respect to cybersecurity risks and the audit committee of our board of directors oversees management of such risks. Our executive officers, including our CEO and CFO, are responsible for day-to-day management of the material risks we face.

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

Our Global Director of IT provides weekly briefings to the CEO and CFO about our cybersecurity risks and activities, including cybersecurity incidents and responses, cybersecurity systems testing, third-party activities and related topics. In the event threats and incidents are identified as potentially significant, the CEO and CFO will promptly report to our audit committee. Our Global Director of IT also provides periodic updates to the audit committee on the Company’s cybersecurity policies and processes, material cybersecurity risks and mitigation strategies, and the audit committee provides periodic reports to the board of directors on such matters.

ITEM 2. PROPERTIES

Our corporate headquarters is in Santa Ana, California. We lease additional facilities to house our engineering, sales and marketing, administrative and manufacturing functions. At December 31, 2024, our major facilities consisted of the following:

Location	Function	Square Feet	Lease Expiration
Santa Ana, California(1)	Corporate headquarters; administration; research and development; sales	5,000	January 2028
Sauerlach, Germany	European operations; research and development; sales	5,156	April 2026
Ayutthaya, Thailand	RFID/NFC product manufacturing; research and development	41,441	March 2028
Singapore	RFID/NFC product manufacturing; research and development	27,545	August 2026

(1) With the closing of the Asset Sale in September 2024, we are currently subleasing approximately 5,000 square feet of this space from Hirsch, Inc., a member of the Vitaprotech Group.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time become subject to various legal proceedings and claims arising in the ordinary course of business or could be named a defendant in other lawsuits. Legal proceedings could result in material costs, occupy significant management resources and entail penalties, even if we prevail. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows. We are not a party to any material legal proceedings as of December 31, 2024.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers

Information concerning our executive officers as of March 1, 2025 is as follows:

Kirsten Newquist, age 58, has served as our CEO and as a member of our board of directors since September 2024. Prior to that, from April 2024 to September 2024, she served as our President, IoT Solutions. Prior to joining the Company. Ms. Newquist previously held various roles at Avery Dennison Corporation (NYSE: AVY), a global materials science and digital identification solutions company, including as Global Vice President, Global Healthcare and Product Line Management at Avery Dennison Smartrac from October 2022 to September 2023, Global Vice President/General Manager at Avery Dennison Medical from June 2016 to October 2022, Vice President, Global Business Development at Avery Dennison Medical from June 2011 to June 2016, and Director of New Growth Platforms at Avery Dennison Corporation from May 2007 to June 2011. Prior to Avery Dennison, Ms. Newquist served as a Director at Copia Associates LLC, a private investment firm, from March 2005 to May 2007. From August 2001 to January 2005, Ms. Newquist served as Vice President, Corporate Development at Ancora Management Group, a mail services company that was acquired by Pitney Bowes Inc. (NYSE: BPI), a global shipping and mailing company, in November 2004. She also served as Director of Project Management at Iwerks Entertainment, a designer and manufacturer of software-based entertainment attractions, from January 1990 to August 1996. Ms. Newquist holds a B.S. in Mechanical Engineering from Stanford University and an M.B.A. from the Anderson School at University of California, Los Angeles.

Justin Scarpulla, 51, has served as our CFO since December 2021. Mr. Scarpulla previously served as Director of Finance at Space Exploration Technologies Corp., a company that designs, manufactures and launches advanced rockets and spacecraft, from May 2017 to December 2021. From May 2016 to May 2017, Mr. Scarpulla served as Vice President of Accounting & Finance at Incipio, LLC, a designer and manufacturer of mobile device accessories and technologies. Mr. Scarpulla served as Vice President and Corporate Controller at Vizio, Inc. (NYSE: VZIO), a designer and manufacturer of entertainment-focused technologies, from 2015 to 2016 and at JustFab, Inc., an online subscription fashion retailer, from 2014 to 2015. He also served as Chief Accounting Officer and Corporate Controller at MaxLinear, Inc. (NYSE: MXL), a provider of radio frequency, analog, digital and mixed-signal integrated circuits, from 2011 to 2014. From 1999 to 2011, Mr. Scarpulla held various roles in finance at Broadcom Corporation (Nasdaq: BRCM), a provider of semiconductor and infrastructure software solutions, including Director of Financial Reporting. Mr. Scarpulla is a Certified Public Accountant and started his career at Ernst & Young LLP. Mr. Scarpulla holds a B.A. in Accounting and Finance from California State University Fullerton.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Capital Market under the symbol “INVE.” According to data available at March 5, 2025, we had 99 registered holders of our common stock. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us.

During the three months ended December 31, 2024, we repurchased 475,337 shares of our common stock. The table below sets forth information regarding our purchases of common stock during the three months ended December 31, 2024:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Average price paid per share	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2024 – October 31, 2024	5,068	$3.50	—	$—	$—
November 1, 2024 – November 30, 2024	775	3.50	199,500	3.91	$9,220,684
December 1, 2024 – December 31, 2024	5,715	3.98	264,279	4.13	$8,130,420
Total	11,558	$3.74	463,779	$4.03

(1) Consists of shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock units issued to employees.

(2)  On November 7, 2024, we announced that our board of directors authorized a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, effective November 15, 2024, we may repurchase up to $10 million of shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means. The timing and amount of shares repurchased depends on a number of factors, including stock price, trading volume, general market and business conditions, liquidity and capital needs, and other factors. The Stock Repurchase Program does not obligate us to repurchase any specific dollar amount or acquire any specific number of shares of common stock. The Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice.

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

As disclosed in Note 3, Discontinued Operations, on September 6, 2024, we completed the sale of our Physical Security Business (as defined below), which historically represented primarily our Premises segment. As a result, we currently have one reportable segment: the IoT Business segment.

The IoT Business segment develops, manufactures, and supplies specialty IoT solutions tailored for the healthcare industry and other high-value end markets. Our specialty RFID IoT devices, including NFC, HF, DF, UHF and BLE are attached to or embedded into physical items, such as syringes, pill containers, wine bottles, and sports jerseys, providing those items with a unique digital identity. These devices enable unique and secure digital interaction with the physical world while simultaneously capturing relevant data which can then be analyzed and managed by the end customer. We sell our products across multiple industries, focusing on pharmaceutical and medical devices, consumer electronics, mobile devices, wine and spirits, luxury goods, libraries, and logistics.

Recent Developments

Closing of Asset Sale

On September 6, 2024, the Company completed the Asset Sale pursuant to the Purchase Agreement by and between the Company and Buyer. As consideration for the Asset Sale, the Company received approximately $143.9 million in cash.

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

Factors Affecting Our Performance

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. That pace, scope and depth has resulted in large fluctuations in our operating results. For example, adoption of BLE devices, which accelerated in 2023, significantly declined to date in 2024, as we have experienced lower unit sales of BLE transponder products to one of our customers undergoing a technology transition. We do not expect to resume shipments to this customer while they continue their technology transition. As a result, we have experienced a corresponding decrease in utilization in our production facilities in Southeast Asia.

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

RFID Device Production Transition

We are currently in the process of transitioning our RFID device production from our manufacturing facility in Singapore to our manufacturing facility in Thailand. The majority of RFID device production was transferred to Thailand in 2024. We expect to complete this transition in June 2025. If the customers currently supported in Singapore do not transition their production to Thailand as expected, this could have a negative impact on our operating results. In addition, when all of our production has been transferred to Thailand, we will only be maintaining or producing products from one location.

Focus on High-Margin Opportunities

To strengthen and grow our core channel business, we are prioritizing higher margin opportunities with existing customers and channel partners. Higher margin opportunities often involve complex devices as compared to standard specification products, and require a certain amount of customization for the customer. Increasing technological complexity often necessitates more development resources and longer evaluation periods to ensure the product meets customer needs. In choosing to prioritize higher margin opportunities, we may decide not to support low-margin projects that may generate revenue. This could result in a negative impact on our operating results.

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

Impacts of Macroeconomic Conditions and Other Factors on our Business

We conduct operations internationally with sales in the Americas, Europe and the Middle East, and Asia-Pacific regions. Our manufacturing operations and third-party contract manufacturers are in China, Singapore, and Thailand. We purchase certain products and key components from a limited number of sources that depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. In view of the rapidly changing business environment, we have experienced delays and reductions in customer orders, shifting supply chain availability, component shortages, and other production-related challenges. We continue to monitor the global supply chain and its effect on our financial position, results of operations, and cash flows.

We have also recently been, and expect to continue to be, impacted by other adverse macroeconomic conditions, including but not limited to, inflation, foreign currency fluctuations, tariffs, global trade disruption, and the slowdown of economic activity around the globe. These conditions may also impact our customers, suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, which then impacts the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and, in turn, may adversely impact our financial position, results of operations, and cash flows.

Effects of Asset Sale

Our business has and will continue to be affected by the Asset Sale. The Asset Sale included assets and operations that had historically represented the majority of our revenues, representing approximately 63% of our 2023 revenue, as well as a substantial portion of our assets, representing approximately 47% of our assets as of December 31, 2023. The gross margin profile of our continuing business has and will continue to be significantly lower than our historical total gross margins across a lower revenue base. As a result, our loss from continuing operations has and we expect it will continue to increase substantially.

For additional information regarding the risks related to our continuing business, see “Risks Related to our Business, Products, and Industry” under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Results of Operations

Our results of operations for the years ended December 31, 2024 and 2023 is as follows (in thousands, except percentages).

	Year Ended December 31,
	2024	2023	% Change
Net revenue	26,628	43,445	(39%)
Gross profit	340	6,010	(94%)
Gross profit margin	1%	14%
Operating expenses:
Research and development	3,887	4,399	(12%)
Selling and marketing	5,727	5,627	2%
General and administrative	18,147	9,332	94%
Restructuring and severance	540	157	244%
Total operating expenses	28,301	19,515	45%
Loss from continuing operations	(27,961)	(13,505)
Non-operating income (expense):
Interest income (expense), net	1,352	(427)	(417%)
Gain on investment	—	132	(100%)
Foreign currency gains (losses), net	788	(10)	(7,980%)
Loss from continuing operations before income tax provision	(25,821)	(13,810)
Income tax provision	(90)	(65)	38%
Net loss from continuing operations	(25,911)	(13,875)
Net income (loss) from discontinued operations, net of tax:
Income (loss) from Physical Security Business, net of tax	(2,778)	8,386	(133%)
Gain on sale of Physical Security Business, net of tax	103,509	—	100%
Total income from discontinued operations, net of tax	100,731	8,386
Net income (loss)	$74,820	$(5,489)

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Year Ended December 31,
	2024	2023	% Change
Americas	$12,022	$22,266	(46)%
Europe and the Middle East	7,591	12,281	(38)%
Asia-Pacific	7,015	8,898	(21)%
Total	$26,628	$43,445	(39)%
As a percentage of net revenue:
Americas	45%	52%
Europe and the Middle East	29%	28%
Asia-Pacific	26%	20%
Total	100%	100%

Fiscal 2024 Compared with Fiscal 2023

Net Revenue

Net revenue was $26.6 million in 2024, a decrease of $16.8 million compared with $43.4 million in 2023. Net revenue in the Americas in 2024 decreased 46% compared with 2023. Net revenue in Europe, the Middle East, and the Asia-Pacific in 2024 was $14.6 million, a decrease of 31% compared with $21.2 million in 2023. The decrease was primarily due to substantially lower unit sales of RFID transponder products to one of our customers undergoing a technology transition to their next-generation (Gen 3) chip. We do not expect shipments to this customer while they work on producing their Gen 3 chip.

Gross Profit and Gross Margin

Gross profit for 2024 was $0.3 million compared to $6.0 million in 2023. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, and inventory adjustments, where applicable.

Gross profit margin in 2024 decreased to 1.3% from 13.8% in 2023. The decrease in gross profit margin was primarily attributable to substantially lower unit sales to one of our customers, as discussed above, resulting in underutilization of our manufacturing production facilities in Singapore and Thailand. In addition, we recorded a charge to cost of revenue of approximately $1.1 million in the fourth quarter of 2024, which included a $0.8 million of inventory on hand designated specifically for one customer that phased out of a legacy program earlier than expected, and $0.2 million attributable to customer specific manufacturing equipment that cannot re-purposed for other customer orders.

We expect there will be variation in our gross profit from period to period, as our gross profit has been and will continue to be affected primarily by varying mix among our products. Within each product category, gross margins have tended to be consistent, but over time may be affected by a variety of factors, including, without limitation, competition, product pricing, the volume of sales in any given quarter, manufacturing volumes, product configuration and mix, the availability of new products, product enhancements, risk of inventory write-downs and the cost and availability of components. We expect gross product margins to increase overall after our RFID transponder production in transitioned from Singapore to our Thailand production facility. We anticipate this transition to be complete in the second half of 2025.

Operating Expenses

Information about our operating expenses for the years ended December 31, 2024 and 2023 is set forth below.

Research and Development

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Research and development expenses	$3,887	$4,399	$(512)	(12)%
Percentage of revenue	15%	10%

Research and development expenses consist primarily of employee compensation and fees for the development of our products. We focus the majority of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in 2024 decreased compared with 2023 primarily due to lower headcount and payroll related costs related to reductions at our Singapore facility as we transition production and other operating related costs to our Thailand facility.

Selling and Marketing

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Selling and marketing expenses	$5,727	$5,627	$100	2%
Percentage of revenue	22%	13%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses in 2024 increased compared with 2023 primarily due to higher public relations costs partially offset by lower travel related costs year over year.

General and Administrative

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
General and administrative expenses	$18,147	$9,332	$8,815	94%
Percentage of revenue	68%	21%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses in 2024 increased compared with 2023 primarily due to higher payroll related costs, higher stock-based compensation expense, and higher professional services fees of $6.2 million associated with strategic review-related activities incurred in 2024.

Restructuring and Severance

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Restructuring and severance expenses	$540	$157	$383	244%

Restructuring expenses incurred in 2024 and 2023 consisted of severance related costs.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the years ended December 31, 2024 and 2023 is set forth below.

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Interest income (expense), net	$1,352	$(427)	$1,779	417%
Gain on investment	$—	$132	$(132)	(100)%
Foreign currency gains (losses), net	$788	$(10)	$798	(7980)%

Interest income (expense), net consists of interest income generated on our cash equivalents and interest costs on our financial liabilities. The increase in interest income (expense), net in 2024 was primarily attributable to interest earned on our money market accounts and treasury bills partially offset by interest on our financial liabilities (amounts outstanding under our revolving loan facility were fully paid down in the third quarter of 2024). In February 2025, we did not renew our revolving loan facility with our lender.

Gain on investment is associated with additional proceeds received in 2023 in connection with the acquisition of a private company that we had previously invested in, which had been fully impaired and had no carrying value.

Changes in currency valuation in the periods mainly were the result of favorable exchange rate movements between the U.S. dollar, the Euro and the Thai Baht. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Tax Provision

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Income tax provision	$90	$65	$25	38%

As of December 31, 2024, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the year ended December 31, 2024. The effective tax rate for the year ended December 31, 2024 differs from the federal statutory rate of 21% primarily due to the change in the valuation allowance, stock-based compensation, and the provisions in certain foreign jurisdictions. The effective tax rate for the year ended December 31, 2023 differs from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Income (Loss) from Discontinued Operations, net of tax

	Year Ended December 31,
	2024	2023	$ Change	% Change
	($ in thousands)
Income (loss) from Physical Security Business, net of tax	$(2,778)	$8,386	$(11,164)	(133)%
Gain on sale of Physical Security Business, net of tax	$103,509	$—	$103,509	100%

Income (loss) from discontinued operations consists of the results of operations, net of tax, as well as the gain on sale of our Physical Security Business which we disclosed as discontinued operations. See Note 3, Discontinued Operations.

Liquidity and Capital Resources

As of December 31, 2024, our working capital, defined as current assets less current liabilities, was $144.9 million, an increase of $96.2 million compared to $48.7 million as of December 31, 2023. As of December 31, 2024, our cash and cash equivalents balance was $135.6 million.

On February 8, 2017, we entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, the Loan Agreement provided a $20.0 million revolving loan facility (at prime minus 0.25%) maturing on February 8, 2025. Upon the closing of the Asset Sale, as discussed in Note 3, Discontinued Operations, we and EWB terminated the Loan Agreement, with EWB releasing all liens on our net assets.

On November 7, 2024, we announced that our board of directors authorized the Stock Repurchase Program. Under the Stock Repurchase Program, effective November 15, 2024, we may repurchase up to $10 million of shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means. The timing and amount of shares repurchased depends on a number of factors, including stock price, trading volume, general market and business conditions, liquidity and capital needs, and other factors. The Stock Repurchase Program does not obligate us to repurchase any specific dollar amount or acquire any specific number of shares of common stock. The Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice. During the quarter ended December 31, 2024, we repurchased 463,779 shares of common stock under the Stock Repurchase Program for total consideration of approximately $1.9 million.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of December 31, 2024, the amount of cash included at such subsidiaries was $15.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses in the future. As of December 31, 2024, we had a total accumulated deficit of $340.1 million. During the year ended December 31, 2024, we had a loss from continuing operations of $25.9 million which included strategic review-related costs of $6.2 million.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to satisfy our working capital needs to fund operations for the next twelve months and beyond. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also choose to finance our business through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Debt or any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain debt or equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Net cash provided by (used in) operating activities	$(15,433)	$1,157
Net cash provided by (used in) investing activities	141,493	(4,152)
Net cash provided by (used in) financing activities	(13,634)	10,073
Effect of exchange rates on cash, cash equivalents, and restricted cash	(864)	169
Net increase in cash, cash equivalents, and restricted cash	111,562	7,247
Cash, cash equivalents, and restricted cash, beginning of year	24,384	17,137
Cash, cash equivalents, and restricted cash, end of year	$135,946	$24,384

Cash flows from operating activities

Cash used in operating activities in 2024 of $15.4 million was primarily due to certain non-cash items of $90.9 million, consisting primarily of the gain on sale of our Physical Security Business of $103.5 million, as well as depreciation, amortization and stock-based compensation, partially offset by net income of $74.8 million and an increase in cash from net changes in operating assets and liabilities of $0.6 million.

Cash provided by operating activities in 2023 of $1.2 million was primarily due to a net loss of $5.5 million, more than offset by adjustments for certain non-cash items of $6.6 million, consisting primarily of depreciation, amortization, stock-based compensation and gain on investment.

Cash flows from investing activities

Cash provided by investing activities in 2024 was $141.5 million which related primarily to net proceeds received in connection with the sale of our Physical Security Business in the third quarter of 2024, partially offset by capital expenditures for our manufacturing facility in Thailand.

Cash used in investing activities in 2023 of $4.2 million was due to capital expenditures in our manufacturing facility in Thailand, partially offset by $0.1 million related to additional proceeds received from an investment.

Cash flows from financing activities

Cash used in financing activities in 2024 was $13.6 million, which consisted of net repayments of $10.1 million under our revolving loan facility with our lender, net share settlements of RSUs of $1.6 million, and repurchases of our common stock of $1.9 million.

Cash provided by financing activities in 2023 was primarily due to net borrowings of $9.9 million under our revolving loan facility with our lender, proceeds received from the exercise of warrants of $1.0 million, partially offset by net share settlements of RSUs of $0.8 million.

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

Revenue Recognition

We recognize revenue when we transfer control of promised products to our customers in an amount that reflects the consideration we expect to receive in exchange for those products. For contracts with multiple performance obligations, we allocate the transaction price of the contract to each performance obligation, generally on a relative basis using its standalone selling price. The stated contract value is generally the transaction price to be allocated to the separate performance obligations. Revenue is recognized net of any taxes collected from our customers that are subsequently remitted to governmental authorities.

Provision for Credit Losses

Our provision for credit losses is based on our assessment of the collectibility of customer accounts. We regularly review our receivables that remain outstanding past their applicable payment terms and establish an allowance and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Although we expect to collect net amounts due as stated on the consolidated balance sheets, actual collections may differ from these estimated amounts.

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

As of December 31, 2024, we have federal and state income tax net operating loss (“NOL”) carryforwards of $70.3 million and $25.0 million, respectively, which will expire at various dates.

We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2024, will be accounted for as a reduction of income tax expense.

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

We believe that none of the unrecognized tax benefits, excluding the associated interest and penalties, which are insignificant, may be recognized by the end of 2024.

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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in the accompanying notes to our consolidated financial statements in Item 8 of Part II of this Annual Report for a description of recent accounting pronouncements, which is incorporated herein by reference.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Identiv, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Identiv, Inc. (a Delaware Corporation) and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2025, expressed an unqualified opinion.

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

Inventory Valuation – Adjustments for Excess or Obsolete Inventories

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated inventories balance was $7.5 million as of December 31, 2024. The Company’s inventories are valued using standard cost, approximating average cost, and are stated at the lower of cost or net realizable value. The Company adjusts the carrying value of inventories based on assumptions about future demand, market conditions and technical obsolescence. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.

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

San Jose, California

March 17, 2025

IDENTIV, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$135,646	$23,312
Restricted cash	300	1,072
Accounts receivable, net of allowances of $655 and $1,610 as of December 31, 2024 and 2023, respectively	4,214	7,174
Inventories	7,475	12,649
Prepaid expenses and other current assets	5,210	2,170
Current assets held-for-sale	—	33,109
Total current assets	152,845	79,486
Property and equipment, net	7,694	8,472
Operating lease right-of-use assets	2,000	2,289
Other assets	686	678
Non-current assets held-for-sale	—	18,798
Total assets	$163,225	$109,723

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,746	$5,445
Financial liabilities, net of debt issuance costs of $0 and $51 as of December 31, 2024 and 2023, respectively	—	9,949
Operating lease liabilities	852	782
Accrued compensation and related benefits	862	1,376
Accrued income taxes payable	1,173	104
Other accrued expenses and liabilities	2,327	917
Current liabilities held-for-sale	—	12,209
Total current liabilities	7,960	30,782
Long-term operating lease liabilities	1,167	1,507
Other long-term liabilities	29	26
Non-current liabilities held-for-sale	—	3,136
Total liabilities	9,156	35,451

Commitments and contingencies (see Note 16)
Stockholders' equity:
Stockholders' equity:
Series B preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 25,974 and 24,902 shares issued and 23,431 and 23,247 shares outstanding as of December 31, 2024 and 2023, respectively	26	25
Additional paid-in capital	509,482	500,752
Treasury stock 2,543 and 1,655 shares as of December 31, 2024 and 2023, respectively	(16,490)	(12,969)
Accumulated deficit	(340,050)	(414,870)
Accumulated other comprehensive income	1,096	1,329
Total stockholders' equity	154,069	74,272
Total liabilities and stockholders' equity	$163,225	$109,723

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023
Net revenue	$26,628	$43,445
Cost of revenue	26,288	37,435
Gross profit	340	6,010
Operating expenses:
Research and development	3,887	4,399
Selling and marketing	5,727	5,627
General and administrative	18,147	9,332
Restructuring and severance	540	157
Total operating expenses	28,301	19,515
Loss from continuing operations	(27,961)	(13,505)
Non-operating income (expense):
Interest income (expense), net	1,352	(427)
Gain on investment	—	132
Foreign currency gains (losses), net	788	(10)
Loss from continuing operations before income tax provision	(25,821)	(13,810)
Income tax provision	(90)	(65)
Net loss from continuing operations	(25,911)	(13,875)
Income (loss) from discontinued operations, net of tax:
Income (loss) from Physical Security Business, net of tax	(2,778)	8,386
Gain on sale of Physical Security Business, net of tax	103,509	—
Total income (loss) from discontinued operations, net of tax	100,731	8,386
Net income (loss)	$74,820	$(5,489)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	(233)	228
Comprehensive income (loss)	$74,587	$(5,261)

Net income (loss) per common share:
Basic and diluted - continuing operations	$(1.14)	$(0.66)
Basic and diluted - discontinued operations	$4.27	$0.36
Basic and diluted - net income (loss)	$3.14	$(0.29)

Weighted average shares outstanding:
Basic and diluted	23,581	23,068

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except par value)

					Additional			Accumulated Other
	Series B Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2023	5,000	$5	22,623	$24	$495,818	$(12,173)	$(409,381)	$1,101	$75,394
Net loss	—	—	—	—	—	—	(5,489)	—	(5,489)
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	228	228
Issuance of common stock in connection with vesting of stock awards	—	—	459	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	3,971	—	—	—	3,971
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(110)	—	—	(796)	—	—	(796)
Proceeds from exercise of warrants	—	—	275	—	963	—	—	—	963
Balances, December 31, 2023	5,000	5	23,247	25	500,752	(12,969)	(414,870)	1,329	74,272
Net income	—	—	—	—	—	—	74,820	—	74,820
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	(233)	(233)
Issuance of common stock in connection with vesting of stock awards	—	—	1,072	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	8,730	—	—	—	8,730
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(424)	—	—	(1,642)	—	—	(1,642)
Repurchases of common stock			(464)		—	(1,879)			(1,879)
Balances, December 31, 2024	5,000	$5	23,431	$26	$509,482	$(16,490)	$(340,050)	$1,096	$154,069

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows used in operating activities:
Net income (loss)	$74,820	$(5,489)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,870	2,732
Gain on sale of discontinued operations, net of taxes	(103,509)	—
Gain on investment	—	(132)
Loss on disposal of property and equipment	98	—
Write down of inventory	807	—
Amortization of debt issuance costs	113	43
Stock-based compensation expense	8,730	3,971
Changes in operating assets and liabilities:
Accounts receivable	6,158	2,890
Inventories	4,482	219
Prepaid expenses and other assets	(2,613)	(361)
Accounts payable	(5,318)	(2,530)
Deferred revenue	311	613
Accrued income taxes payable	(2,017)	182
Accrued expenses and other liabilities	(365)	(981)
Net cash provided by (used in) operating activities	(15,433)	1,157
Cash flows from investing activities:
Capital expenditures	(1,493)	(4,284)
Proceeds from sale of discontinued operations, net of cash sold	142,986	—
Proceeds from investment	—	132
Net cash provided by (used in) investing activities	141,493	(4,152)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	9,887	23,906
Repayments under revolving loan facility	(20,000)	(14,000)
Taxes paid related to net share settlement of restricted stock units	(1,642)	(796)
Repurchases of common stock	(1,879)	—
Proceeds from exercise of warrants	—	963
Net cash provided by (used in) financing activities	(13,634)	10,073
Effect of exchange rates on cash, cash equivalents, and restricted cash	(864)	169
Net increase (decrease) in cash, cash equivalents, and restricted cash	111,562	7,247
Cash, cash equivalents and restricted cash
Beginning of period	24,384	17,137
End of period	$135,946	$24,384
Supplemental Disclosures of Cash Flow Information:
Interest paid	$324	$451
Taxes paid, net	$4,181	$123
Non-cash investing and financing activities:
Dividends earned on Series B preferred stock	$883	$1,266
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$560	$2,368

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Description of Business — Identiv, Inc. and its wholly owned subsidiaries (the “Company”) develops, manufactures, and supplies specialty IoT solutions tailored for the healthcare industry and other high-value end markets. The Company's specialty radio-frequency identification ("RFID") IoT devices, including near field communication ("NFC"), high frequency ("HF"), dual frequency ("DF"), ultra-high frequency ("UHF") and Bluetooth Low Energy ("BLE"), are attached to or embedded into physical items, such as syringes, pill containers, wine bottles, and sports jerseys, providing those items with a unique digital identity. These devices enable unique and secure digital interaction with the physical world while simultaneously capturing relevant data which can then be analyzed and managed by the end customer. The Company sells its products across multiple industries, focusing on pharmaceutical and medical devices, consumer electronics, mobile devices, wine and spirits, luxury goods, libraries, and logistics. The Company’s corporate headquarters are in Santa Ana, California. The Company maintains research and development facilities in California and Germany, manufacturing facilities in Singapore and Thailand, and local operations and sales facilities in Germany, Japan, and the United States. The Company was founded in 1990 in Munich, Germany and was incorporated in 1996 under the laws of the State of Delaware.

On September 6, 2024, the Company completed the sale of its physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, its wholly-owned subsidiary (the “Physical Security Business"), to Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions. Due to the sale of its Physical Security Business in the third quarter of 2024, the Company has classified the results of the Physical Security Business as discontinued operations on its consolidated statements of comprehensive income (loss) for all periods presented. See Note 3, Discontinued Operations, for additional disclosure related to discontinued operations. The discussion in the notes to these consolidated financial statements, unless otherwise noted, relates solely to the Company's continuing operations.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications — Certain reclassifications have been made to the fiscal year 2023 consolidated financial statements to conform to the fiscal year 2024 presentation. The reclassifications had no impact on net income (loss), total assets, total liabilities, or stockholders’ equity.

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

Cash Equivalents and Restricted Cash — Cash equivalents comprise highly liquid investments, including money market funds and treasury bills with original maturities of less than 90 days at the date of purchase. Restricted cash as of December 31, 2024 pertains to a letter of credit with one of the Company's suppliers. Restricted cash as of December 31, 2023 pertains to the supplier letter of credit of $0.3 million and a stand by letter of credit totaling $0.8 million with a manufacturer for equipment purchased for the Company’s manufacturing facility in Thailand.

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with what it considers high credit quality financial institutions. One customer accounted for 11% of net revenue for the year ended December 31, 2024, and one customer accounted for 32% of net revenue for the year ended December 31, 2023. As of December 31, 2024, two customers accounted for 16% and 11%, respectively, of the Company's accounts receivable, net balance. As of December 31, 2023, two customers accounted for 30% and 14%, respectively, of the Company's accounts receivable, net balance. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains allowances for potential credit losses in its consolidated financial statements. The Company relies upon a limited number of suppliers for some key components of their products which exposes them to various risks. As of December 31, 2024, no suppliers accounted for 10% or more of the Company's accounts payable, while three suppliers accounted for 19%, 14% and 11%, respectively, of the Company's accounts payable as of December 31, 2023.

Provision for Credit Losses — The provision for credit losses is based on the Company’s assessment of the collectibility of customer accounts. The Company regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes a provision and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current and future economic conditions that may affect a customer’s ability to pay. Although the Company expects to collect net amounts due as stated on the consolidated balance sheets, actual collections may differ from these estimated amounts.

Inventories — Inventories are stated at the lower of cost (using average cost or standard cost, as applicable) or net realizable value (market). Inventory is written down for excess inventory, technical obsolescence and the inability to sell based primarily on historical sales and expectations for future use. The Company operates in an industry characterized by technological change. The planning of production and inventory levels is based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Should the demand for the Company’s products prove to be significantly less than anticipated, the ultimate realizable value of the Company’s inventory could be substantially less than amounts in the consolidated balance sheets. Once inventory has been written down below cost, it cannot be subsequently written up.

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

Long-Lived Assets — The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. There were no material impairment losses recorded during the years ended December 31, 2024 or 2023.

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

Research and Development — Costs to research, design, and develop the Company’s products are expensed as incurred and consist primarily of employee compensation, external contractor costs, and fees for the development of prototype products. Software development costs are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. Generally, the Company’s products are released soon after technological feasibility has been established. Costs incurred subsequent to achieving technological feasibility have been expensed as incurred.

The Company capitalizes certain costs for its internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized software development costs and related amortization expense recorded were not significant for the years ended December 31, 2024 or 2023.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising costs were not significant for the years ended December 31, 2024 or 2023.

Stock-based Compensation — The Company accounts for all stock-based payment awards, including employee stock options, restricted stock awards, and performance share units in accordance with Accounting Standards Codification ("ASC") 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award. Compensation expense for all stock-based payment awards is recognized using the straight-line single-option approach. Employee stock options awards are valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the stock option award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of comprehensive income (loss). See Note 10, Stock-Based Compensation, for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

Income Taxes — The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the asset and liability approach for financial accounting and reporting of income taxes. Deferred income taxes reflect the recognition of future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The carrying value of net deferred tax assets reflects that the Company has been unable to generate sufficient taxable income in certain tax jurisdictions. A valuation allowance is provided to reduce the deferred tax asset to an amount that is more likely than not to be realized. The deferred tax assets are still available for the Company to use in the future to offset taxable income, which would result in the recognition of a tax benefit and a reduction in the Company’s effective tax rate. Actual operating results and the underlying amount and category of income in future years could render the Company’s current assumptions, judgments and estimates of the realizability of deferred tax assets inaccurate, which could have a material impact on its financial position or results of operations.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of comprehensive income (loss). Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. See Note 8, Income Taxes, for further information regarding the Company’s tax disclosures.

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

Comprehensive Income (Loss) — Comprehensive income (loss) for the years ended December 31, 2024 and 2023 has been disclosed within the consolidated statements of comprehensive income (loss). Other accumulated comprehensive income (loss) includes net foreign currency translation adjustments, net of tax, which are excluded from consolidated net income (loss).

Foreign Currency Translation and Transactions — The functional currencies of the Company’s foreign subsidiaries are the local currencies, except for the Singapore subsidiary, which uses the U.S. dollar as its functional currency. For those subsidiaries whose functional currency is the local currency, the Company translates assets and liabilities to U.S. dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period. Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of accumulated other comprehensive income (loss) in equity and gains and losses from transactions denominated in currencies other than the functional currency of the Company are included in the Company’s consolidated statements of comprehensive income (loss).

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends reportable segment requirements, primarily through enhanced disclosures about significant segment expenses, including for public entities that have a single reportable segment. The standard is effective for fiscal years beginning after December 31, 2023 and interim periods within fiscal years beginning after December 31, 2024. The Company adopted ASU 2023-07 on December 31, 2024 and have made the necessary reportable segment disclosures (See Note 12, Segment Reporting).

Recent Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its financial position or results of operations upon adoption.

In December 2023, the FASB released ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends income tax disclosure requirements to enhance the transparency and decision usefulness for users of the consolidated financial statements. The standard is effective for fiscal years beginning after December 31, 2024. The Company is currently evaluating any impact of this standard on our financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific categories within the notes to the consolidated financial statements. ASU 2024-03 is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its financial statements and related disclosures.

Note 3. Discontinued Operations

Sale of Physical Security Business

On September 6, 2024, the Company completed the sale of its Physical Security Business to Buyer, and Buyer assumed certain of the Company’s liabilities related to the Physical Security Business (collectively, the “Asset Sale”) pursuant to that certain Stock and Asset Purchase Agreement, dated as of April 2, 2024 (the “Purchase Agreement”), by and between the Company and Buyer. As consideration for the Asset Sale, the Company received approximately $143.9 million in cash.

In connection with the closing of the Asset Sale, the Company and Buyer entered into a transition services agreement (the “Transition Services Agreement”). The Transition Services Agreement outlines the information technology, people, and facility support the Company will provide to Buyer for a period of 12 months to 18 months after the transaction closing date. The agreed upon charges for such services are intended to allow the Company and Buyer, respectively, to recover all costs and expenses of providing such services. Fees earned and incurred under the Transition Services Agreement for the year ended December 31, 2024 were immaterial.

The following summarizes the components of the gain on sale of the Physical Security Business, net of taxes (in thousands):

Cash proceeds	$144,262
Net working capital adjustment	(408)
Net cash proceeds	143,854

Assets sold:
Cash	868
Accounts receivable	11,610
Inventories	15,969
Prepaid expenses and other current assets	1,640
Property and equipment	861
Other assets	2,963
Total assets sold	33,911
Liabilities divested:
Accounts payable	4,179
Deferred revenue	3,579
Other accrued expenses and liabilities	718
Other liabilities	2,482
Total liabilities divested	10,958
Other:
Goodwill written off related to sale of Physical Security Business	(10,196)
Intangible assets written off related to sale of Physical Security Business	(3,595)
Transaction and other costs	(676)
Total other	(14,467)
Income tax provision	2,925
Gain on sale of Physical Security Business, net of taxes	$103,509

Discontinued Operations

As the sale of the Company's Physical Security Business represented a significant strategic shift that has a material effect on the Company's operations and financial results, the Company has separately reported the results of its Physical Security Business as discontinued operations in the consolidated statements of comprehensive income (loss) for all periods presented.

The following presents the financial results of discontinued operations (in thousands):

	Year Ended December 31,
	2024	2023
Net revenue	$42,473	$72,938
Cost of revenue	22,825	36,784
Gross profit	19,648	36,154
Operating expenses:
Research and development	6,514	7,191
Selling and marketing	11,960	16,928
General and administrative	3,741	3,028
Restructuring and severance	145	557
Total operating expenses	22,360	27,704
Income (loss) from operations	(2,712)	8,450
Non-operating income (expense):
Foreign currency gains (losses), net	(25)	35
Income (loss) before income tax benefit (provision)	(2,737)	8,485
Income tax provision	(41)	(99)
Net income (loss)	$(2,778)	$8,386

The cash flows related to the discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following presents the significant non-cash items and capital expenditures related to discontinued operations (in thousands):

	Year Ended December 31,
	2024	2023
Depreciation and amortization	$892	$1,420
Capital expenditures	322	521
Stock-based compensation	5,254	1,902

The carrying value of the assets and liabilities of the discontinued operations on the consolidated balance sheet as of December 31, 2023 were as follows (in thousands):

December 31, 2023
ASSETS
Accounts receivable, net	$14,795
Inventories	16,063
Prepaid expenses and other current assets	2,251
Total current assets held-for-sale	$33,109

Property and equipment, net	$848
Operating lease right-of-use assets	2,925
Intangible assets, net	4,251
Goodwill	10,218
Other assets	556
Total long-term assets held-for-sale	$18,798

LIABILITIES
Accounts payable	$6,805
Operating lease liabilities	932
Deferred revenue	2,341
Accrued compensation and related benefits	958
Accrued income taxes payable	161
Other accrued expenses and liabilities	1,012
Total current liabilities held-for-sale	$12,209

Long-term operating lease liabilities	$2,209
Long-term deferred revenue	927
Total long-term liabilities held-for-sale	$3,136

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

Timing of Revenue Recognition

Revenues were derived from sales of hardware products, software licenses, subscriptions, professional services, software maintenance and support, and extended hardware warranties.

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Hardware products	When customer obtained control of the product (point-in-time)	Within 30-60 days of shipment	Observable in transactions without multiple performance obligations
Software licenses	When license was delivered to customer or made available for download, and the applicable license period had begun (point-in-time)	Within 30-60 days of the beginning of license period	Established pricing practices for software licenses bundled with software maintenance, which were separately observable in renewal transactions
Subscriptions	Ratably over the course of the subscription term (over time)	In advance of subscription term	Contractually stated or list price
Professional services	As services were performed and/or when contract was fulfilled (point-in-time)	Within 30-60 days of delivery	Observable in transactions without multiple performance obligations
Software maintenance and support services	Ratably over the course of the support contract (over time)	Within 30-60 days of the beginning of the contract period	Observable in renewal transactions
Extended hardware warranties	Ratably over the course of the support contract (over time)	Within 30-60 days of the beginning of the contract period	Observable in renewal transactions

Significant Judgments

Contracts with customers often included promises to transfer multiple products and services to a customer. For such arrangements, the transaction price was allocated to each performance obligation based on its relative standalone selling price (“SSP”).

Judgment was required to determine the SSP for each distinct performance obligation in a contract. For the majority of items, the SSP was estimated using historical transaction data. In instances where SSP was not directly observable, such as when the product or service was not sold separately, the SSP was determined using information that may have included market conditions and other observable inputs. The determination of SSP was an ongoing process and information was reviewed regularly in order to ensure SSPs reflected current information or trends.

Note 4. Revenue

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers based on the shipping location of the customer. The geographic regions that are tracked are the Americas, Europe and the Middle East, and Asia-Pacific regions. See Note 12. Segment Reporting for net revenue based on the disaggregation criteria noted above. All revenues from continuing operations are recognized at a point in time following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.

Note 5. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2024, the only assets measured and recognized at fair value on a recurring basis were cash equivalents, which consisted of amounts held in money market accounts of $31.6 million and treasury bills of $83.0 million with maturities less than 90 days (Level 1 fair value measurements). As of December 31, 2023, the only assets measured and recognized at fair value on a recurring basis were nominal cash equivalents. As of December 31, 2024 and 2023, there were no liabilities measured and recognized at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of December 31, 2024 and 2023, the Company had $348,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying consolidated balance sheets.

During the year ended December 31, 2023, the Company received proceeds of approximately $132,000 from the acquisition of a private company that the Company had invested in, which had been fully impaired and had no carrying value.

As of December 31, 2024 and 2023, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued expenses and liabilities approximate fair value due to their short maturities.

Note 6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	December 31,
	2024	2023
Raw materials	$3,893	$8,002
Work-in-progress	—	5
Finished goods	3,582	4,642
Total	$7,475	$12,649

The Company wrote down inventory of approximately $0.8 million in the fourth quarter of 2024 related to inventory on hand designated specifically for one customer that phased out of a legacy program earlier than expected.

Property and equipment, net consists of (in thousands):

	December 31,
	2024	2023
Building and leasehold improvements	$1,315	$1,392
Furniture, fixtures and office equipment	221	215
Plant and machinery	17,967	17,528
Purchased software	724	296
Total	20,227	19,431
Accumulated depreciation	(12,533)	(10,959)
Property and equipment, net	$7,694	$8,472

The Company recorded depreciation expense of $2.0 million and $1.3 million during the years ended December 31, 2024 and 2023, respectively. Depreciation expense included in discontinued operations was $0.2 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	December 31,
	2024	2023
Accrued professional fees	$526	$404
Accrued warranties	214	217
Amounts payable under the Transition Services Agreement	354	—
Amounts payable related to purchase price adjustment	474	—
Other accrued expenses	759	296
Total	$2,327	$917

Note 7. Financial Liabilities

On February 8, 2017, the Company entered into a Loan and Security Agreement (as amended or amended and restated from time to time, the “Loan Agreement”) with East West Bank (“EWB”). Following subsequent amendments, the Loan Agreement provided a $20.0 million revolving loan facility (at prime minus 0.25%) maturing on February 8, 2025. The Loan Agreement contained customary representations and warranties and customary affirmative and negative covenants, including, limits or restrictions on the Company’s ability to incur liens, incur indebtedness, make certain restricted payments (including dividends), merge or consolidate and dispose of assets, as well as other financial covenants. Upon the closing of Asset Sale, as discussed in Note 3. Discontinued Operations, the Company and EWB terminated the Loan Agreement, with EWB releasing all liens on the Company's net assets.

Note 8. Income Taxes

Loss from continuing operations before income tax provision for domestic and non-U.S. operations is as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Loss from continuing operations before income tax provision:
U.S.	$(27,317)	$(16,164)
Foreign	1,496	2,354
Loss from continuing operations before income tax provision	$(25,821)	$(13,810)

The income tax provision consisted of the following (in thousands):

	For the Year Ended December 31,
	2024	2023
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Current:
Federal	$—	$—
State	39	(54)
Foreign	51	119
Total current	90	65
Total income tax provision	$90	$65

Significant items making up deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Allowances not currently deductible for tax purposes	$186	$803
Net operating loss carryforwards	27,577	35,252
Operating lease liabilities	—	834
General carryforwards	1,533	16,844
Stock-based compensation	1,334	1,272
Accrued and other	1,992	4,270
	32,622	59,275
Less valuation allowance	(32,299)	(56,045)
	323	3,230
Deferred tax liabilities:
Depreciation and amortization	—	(660)
Operating lease right-of-use assets	—	(493)
State income taxes	(323)	(2,077)
	(323)	(3,230)
Net deferred tax asset	$—	$—

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

A valuation allowance of $32.3 million and $56.0 million, as of December 31, 2024 and 2023, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from foreign tax liabilities as well as intangibles acquired as a result of the acquisitions, which are not deductible for tax purposes.

The following table summarizes the Company’s net deferred tax assets valuation allowance activity (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$56,045	$59,996
Increases in valuation allowance	—	1,407
Decreases in valuation allowance	(23,746)	(5,358)
Balance at end of period	$32,299	$56,045

Section 951A under the Tax Cuts and Jobs Act (the “Act”) requires a U.S. shareholder of a controlled foreign corporation to include in taxable income the shareholder’s share of global intangible low-taxed income (“GILTI”) for the year. The Company has determined that the Section 951A provisions do apply to its operations and relationships with its controlled foreign corporations (“CFCs”). The Company recorded $6.6 million and $0.4 million of GILTI income in 2024 and 2023, respectively. The Act also changed the treatment of Section 174 research and experimental costs beginning January 1, 2022. Historically, taxpayers had the option of expensing Section 174 costs currently or amortizing over five years. The Act provision requires taxpayers to now capitalize such costs and amortize over five years for research conducted domestically or fifteen years if conducted outside of the U.S.

As of December 31, 2024, the Company had net operating loss carryforwards of $70.3 million for federal, $25.0 million for state and $48.2 million for foreign income tax purposes. Certain of the Company’s federal, state and foreign loss carryforwards have started expiring and will continue to expire through 2037 if not utilized.

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

The income tax provision reconciled to the amount computed by applying the statutory federal tax rate to the loss from continuing operations before income tax provision is as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Income tax provision (benefit) at statutory federal tax rate of 21%	$(5,422)	$(2,900)
State taxes, net of federal benefit	31	(42)
Foreign taxes provisions provided for at rates other than U.S. statutory rate	50	301
Stock options	744	467
Change in valuation allowance	4,655	2,188
Permanent differences	31	50
Other	1	1
Total income tax provision	$90	$65

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or statements of comprehensive income (loss) is as follows (in thousands):

	December 31,
	2024	2023
Balance at beginning of period	$2,279	$2,276
Additions based on tax positions related to the current year	1	1
Additions for tax positions of prior years	2	2
Reductions in prior year tax positions	—	—
Balance at end of period	$2,282	$2,279

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as presented in the above table would materially change in the next 12 months.

As of December 31, 2024 and 2023, the Company recognized liabilities for unrecognized tax benefits of $2.3 million and $2.3 million, respectively. Since there was a full valuation allowance against these deferred tax assets, there was no impact on the Company’s consolidated balance sheets or statements of comprehensive income (loss) for the years ended December 31, 2024 and 2023. Also the subsequent recognition, if any, of these previously unrecognized tax benefits would not affect the effective tax rate. Such recognition would result in adjustments to other tax accounts, primarily deferred taxes. The amount of unrecognized tax benefits which, if recognized, would not affect the Company's tax rate as of December 31, 2024 and 2023, respectively.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as in the income tax provision. For the year ended December 31, 2024, the Company recorded an increase in accrued interest of $2,000 related to the unrecognized tax benefits noted above. As of December 31, 2024, the Company has recognized a total liability for penalties of $4,000 and interest of $10,000. For the year ended December 31, 2023, the Company recorded an increase in accrued penalties of $1,000 and an increase in accrued interest of $2,000 related to the unrecognized tax benefits noted above. As of December 31, 2023, the Company had recognized a total liability for penalties of $4,000 and interest of $8,000.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company generally is no longer subject to tax examinations for years prior to 2020. However, if loss carryforwards of tax years prior to 2017 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

Note 9. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share, and 5,000,000 of which have been designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of December 31, 2024 and 2023. At both December 31, 2024 and 2023, 5,000,000 shares of the Series B convertible preferred stock were outstanding.

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

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of December 31, 2024 would be convertible into 6,867,990 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of December 31, 2024, none of the contingent conditions to adjust the conversion rate had been met.

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

Series B Convertible Preferred Stock Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Series B Convertible Preferred Stock:
Balance at beginning of period	$26,589	$25,323
Cumulative dividends on Series B convertible preferred stock	883	1,266
Balance at end of period	$27,472	$26,589
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,647	6,331
Cumulative dividends on Series B convertible preferred stock	221	316
Number of shares at end of period	6,868	6,647

Stock Repurchases

On November 7, 2024, the Company announced that its board of directors authorized a stock repurchase program (the “Stock Repurchase Program”), pursuant to which the Company may purchase up to $10,000,000 of its common stock. Under the Stock Repurchase Program, effective November 15, 2024, the Company may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means. The timing and amount of shares repurchased depends on a number of factors, including stock price, trading volume, general market and business conditions, liquidity and capital needs, and other factors. The Stock Repurchase Program does not obligate the Company to repurchase any specific dollar amount or acquire any specific number of shares of common stock. The Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice.

During the quarter ended December 31, 2024, the Company repurchased 463,779 shares of common stock under the Stock Repurchase Program for total consideration of approximately $1.9 million. Additionally, during the year ended December 31, 2024, the Company repurchased 423,679 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2024 was as follows:

Exercise of outstanding stock options, vesting of restricted stock units ("RSU"), and issuance of RSUs and performance stock units ("PSU") vested but not released	1,777,327
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	752,584
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,365,248

Note 10. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan, as amended (the “2011 Plan”), to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. In aggregate, as of December 31, 2023, 374,710 shares were available for future grant under the 2011 Plan. At the Company's annual stockholder meeting held on June 28, 2024, the stockholders approved an increase in the number of shares of common stock authorized for issuance under the 2011 Plan by an aggregate of 1,500,000 shares to an aggregate of 6,759,956 shares.

Stock Options

The following is a summary of stock option activity for the year ended December 31, 2024:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2024	494,960	$4.99	2.23	$1,725,985
Granted	—	—		—
Cancelled or Expired	(50,500)	10.50		—
Exercised	—	—		—
Balance as of December 31, 2024	444,460	$4.36	1.43	$—
Vested or expected to vest as of December 31, 2024	444,460	$4.36	1.43	$—
Exercisable as of December 31, 2024	444,460	$4.36	1.43	$—

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of December 31, 2024 and the exercise price of in-the-money stock options multiplied by the number of such stock options.

The following table summarizes information about stock options outstanding as of December 31, 2024:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.36 - $4.36	444,460	1.43	$4.36	444,460	$4.36

On September 6, 2024, in connection with the closing of the Asset Sale and the departure of Steven Humphreys, the Company's former chief executive officer, the Company amended Mr. Humphreys' fully vested stock option award to purchase 444,460 shares of the Company's common stock at an exercise price of $4.36 per share by extending the period of time to exercise the stock option from three months to twelve months. In the third quarter of 2024, the Company recognized $0.2 million in stock-based compensation related to the modification of the contractual terms of Mr. Humphreys' stock option award. As of December 31, 2024, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the year ended December 31, 2024:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2024	730,062	$11.17
Granted	1,290,040	4.39
Vested	(1,098,132)	7.19
Forfeited	(114,985)	7.26
Unvested as of December 31, 2024	806,985	$6.31
RSUs vested but not released	108,382	$7.16

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of December 31, 2024, there was $4.0 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.2 years. No tax benefit was realized from RSUs for the year ended December 31, 2024.

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

The following is a summary of PSU activity for the year ended December 31, 2024:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2024	—	$—
Granted	477,500	4.07
Vested	(3,750)	—
Forfeited	(56,250)	4.07
Unvested as of December 31, 2024	417,500	$4.07

As of December 31, 2024, there was $1.3 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a period of 1.0 years. No tax benefit was realized from PSUs for the year ended December 31, 2024.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2024	2023
Cost of revenue	$22	$35
Research and development	201	112
Selling and marketing	848	498
General and administrative	2,405	1,424
Stock-based compensation expense - continuing operations	3,476	2,069
Stock-based compensation expense - discontinued operations	5,254	1,902
Total	$8,730	$3,971

Restricted Stock Unit Net Share Settlements

During the years ended December 31, 2024 and 2023, the Company repurchased 423,679 and 110,753 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

Note 11. Net Income (Loss) per Common Share

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

The calculations for basic and diluted net income (loss) per common share are as follows:

	Year Ended December 31,
	2024	2023
Net loss from continuing operations	$(25,911)	$(13,875)
Net income from discontinued operations, net of tax	100,731	8,386
Net income (loss)	74,820	(5,489)
Less: accretion of Series B convertible preferred stock dividends	(883)	(1,266)
Net income (loss) available to common stockholders	$73,937	$(6,755)

Weighted average common shares outstanding - basic and diluted	23,581	23,068

Basic and diluted net income (loss) per common share:
Continuing operations	$(1.14)	$(0.66)
Discontinued operations, net of tax	$4.27	$0.36
Net income (loss) per common share	$3.14	$(0.29)

The following common stock equivalents have been excluded from diluted net income (loss) per share for the fiscal years presented below because their inclusion would have been anti-dilutive (in thousands):

	December 31,
	2024	2023
Shares of common stock subject to outstanding RSUs	807	730
Shares of common stock subject to outstanding PSUs	418	—
Shares of common stock subject to outstanding stock options	444	495
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,868	6,647
Total	8,537	7,872

Note 12. Segment Reporting

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

As disclosed in Note 1, Description of Business and Note 3, Discontinued Operations, in the third quarter of 2024, the Company completed the sale of its Physical Security Business, which historically represented primarily the Company's Premises segment. As a result, the Company has one reportable segment: the IoT Business segment.

The chief operating decision maker assesses performance for the segment and decides how to allocate resources based on consolidated income (loss) from continuing operations that also is reported on the consolidated statements of comprehensive income (loss). The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. Income (loss) from continuing operations is used to monitor budget versus actual results. Monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company derives revenue primarily in the Americas, Europe and the Middle East, and Asia-Pacific regions and manages the business activities on a consolidated basis. The Company’s chief operating decision maker is the chief executive officer ("CODM").

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023
Americas	$12,022	$22,266
Europe and the Middle East	7,591	12,281
Asia-Pacific	7,015	8,898
Total	$26,628	$43,445
As percentage of net revenue:
Americas	45%	52%
Europe and the Middle East	29%	28%
Asia-Pacific	26%	20%
Total	100%	100%

Long-lived assets by geographic location as of December 31, 2024 and 2023 are as follows (in thousands):

	December 31,
	2024	2023
Property and equipment, net:
Americas	$68	$65
Europe and the Middle East	475	355
Asia-Pacific	7,151	8,052
Total property and equipment, net	$7,694	$8,472

Operating lease ROU assets:
Americas	$—	$—
Europe and the Middle East	335	371
Asia-Pacific	1,665	1,918
Total operating lease ROU assets	$2,000	$2,289

Significant Segment Expenses

The Company adopted ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures on December 31, 2024. As the Company's CODM manages operations on a consolidated basis, consolidated income (loss) from continuing operations as reported in the Company's consolidated statements of comprehensive income (loss) is the U.S. GAAP measure that is used to make operating decisions and evaluate operating performance. The significant expense categories which are used to manage operations are those reflected in the Company's consolidated statements of comprehensive income (loss).

Note 13. Restructuring and Severance

During the years ended December 31, 2024 and 2023, restructuring expenses consisted of severance related costs of $540,000 and $157,000, respectively. As of December 31, 2024 and 2023, there was no accrual for restructuring activities.

Note 14. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense included in continuing operations was $0.9 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively. Total rent expense included in discontinued operations was $0.9 million and $1.1 million for the years ended December 31, 2024, and 2023, respectively.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheets as of December 31, 2024 (in thousands):

December 31,
2024
2025	$1,009
2026	795
2027	361
2028	49
Total minimum lease payments	2,214
Less: amount of lease payments representing interest	(195)
Present value of future minimum lease payments	2,019
Less: current liabilities under operating leases	(852)
Long-term operating lease liabilities	$1,167

As of December 31, 2024, the weighted average remaining lease term for the Company’s operating leases was 2.4 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 7.7%.

Cash paid for amounts included in the measurement of operating lease liabilities was $1.7 million and $1.8 million for the years ended December 31, 2024 and 2023, respectively.

Note 15. Legal Proceedings

The Company may from time to time become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on the Company’s financial condition, results of operations or cash flows. The Company is not a party to any material legal proceedings as of December 31, 2024.

Note 16. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of December 31, 2024 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2025	$3,788	$114	$3,902
2026	—	32	32
2027	—	3	3
Total	$3,788	$149	$3,937

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual activity during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of period	$217	$188
Accruals for warranties charged to expense	12	45
Cost of warranty claims	(15)	(16)
Balance at end of period	$214	$217

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2024, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our CEO and CFO, assessed our internal control over financial reporting as of December 31, 2024. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management’s assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by BPM LLP, our independent registered public accounting firm, as stated in their report which appears below.

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting during the three months ended December 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Identiv, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Identiv, Inc. (a Delaware corporation) and its subsidiaries (the “Company”) as of December 31, 2024 based on Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2024 and 2023 and the related consolidated statements of comprehensive income (loss), stockholders equity, and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”) of the Company, and our report dated March 17, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

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

March 17, 2025

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the Company’s fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors will be set forth under the captions “Election of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2025 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Report under the caption “Information About Our Executive Officers” and is incorporated herein by reference. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure of an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure of a delinquent reports is being made, it can be found under, and is incorporated herein by reference to the section of the Proxy Statement captioned “Delinquent Section 16(a) Reports.” The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. To date, there have been no waivers under our Code of Conduct and Ethics. We intend to disclose future amendments to certain provisions of our Code of Conduct and Ethics or waivers of such code granted to executive officers and directors on our website at www.identiv.com within four business days following the date of such amendment or waiver. The information required by this item concerning the audit committee of our board of directors is incorporated by reference to the section captioned “Committees of the Board of Directors” in our Proxy Statement.

We have adopted an insider trading policy governing the purchase, sale, and/or other disposition of the Company’s securities by our directors, officers, employees, and other covered persons that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10‑K.

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

2.2

Amendment No. 1 to Stock and Asset Purchase Agreement dated September 6, 2024 between Identiv, Inc. and Hawk Acquisition, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2024).

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

10.1*	Form of Director and Officer Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.2*	2011 Incentive Compensation Plan, as amended through March 4, 2024 (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on July 18, 2024).

10.3*	2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2011.)

10.4*	Offer Letter dated March 14, 2024 between Identiv, Inc. and Kirsten F. Newquist (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024.)

10.5*	Offer Letter dated October 25, 2021 between the Company and Justin Scarpulla. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 1, 2021.)

Exhibit Number	Description of Document
10.6*

Amendment to Employment Letter Agreement dated April 17, 2024 between Identiv, Inc. and Justin Scarpulla (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2024.)

10.7

Stockholder Agreement dated December 21, 2017 among the Company, 21 April Fund, Ltd. and 21 April Fund, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

19.1^#	Insider Trading Policy.

21.1^	Subsidiaries of the Registrant.

23.1^	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereof.)

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Incentive-Based Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Registrant
IDENTIV, INC.

By:	/s/ Kirsten Newquist
Kirsten Newquist
Chief Executive Officer

March 17, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kirsten Newquist and Justin Scarpulla, and each of them, his or her true and lawful attorneys in fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Kirsten Newquist	Chief Executive Officer and Director	March 17, 2025
Kirsten Newquist	(Principal Executive Officer)

/s/ Justin Scarpulla	Chief Financial Officer	March 17, 2025
Justin Scarpulla	(Principal Financial and Accounting Officer)

/s/ James E. Ousley	Chairman of the Board and Director	March 17, 2025
James E. Ousley

/s/ Laura Angelini	Director	March 17, 2025
Laura Angelini

/s/ Gary Kremen	Director	March 17, 2025
Gary Kremen

/s/ Richard E. Kuntz	Director	March 17, 2025
Richard E. Kuntz