Form 10-Q
period 2025-03-31
Identiv, Inc.
filed 2025-05-09
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Registrant’s telephone number, including area code: (657) 356-8384

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

As of May 4, 2025, the registrant had 23,617,379 shares of common stock outstanding.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$132,382	$135,646
Restricted cash	300	300
Accounts receivable, net of allowances of $624 and $655 as of March 31, 2025 and December 31, 2024, respectively	3,622	4,214
Inventories	7,760	7,475
Prepaid expenses and other current assets	4,643	5,210
Total current assets	148,707	152,845
Property and equipment, net	7,589	7,694
Operating lease right-of-use assets	1,599	2,000
Other assets	840	686
Total assets	$158,735	$163,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,701	$2,746
Operating lease liabilities	861	852
Accrued compensation and related benefits	695	862
Accrued income taxes payable	1,146	1,173
Other accrued expenses and liabilities	1,847	2,327
Total current liabilities	7,250	7,960
Long-term operating lease liabilities	957	1,167
Other long-term liabilities	29	29
Total liabilities	8,236	9,156
Commitments and contingencies (see Note 14)
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 26,111 and 25,974 shares issued and 23,521 and 23,431 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	26	26
Additional paid-in capital	510,278	509,482
Treasury stock, 2,591 and 2,543 shares as of March 31, 2025 and December 31, 2024, respectively	(16,659)	(16,490)
Accumulated deficit	(344,839)	(340,050)
Accumulated other comprehensive income	1,688	1,096
Total stockholders' equity	150,499	154,069
Total liabilities and stockholders' equity	$158,735	$163,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net revenue	$5,269	$6,658
Cost of revenue	5,137	6,175
Gross profit	132	483
Operating expenses:
Research and development	787	897
Selling and marketing	1,407	1,169
General and administrative	3,146	3,480
Restructuring and severance	260	—
Total operating expenses	5,600	5,546
Loss from continuing operations	(5,468)	(5,063)
Non-operating income (expense):
Interest income (expense), net	1,212	(87)
Foreign currency losses, net	(530)	(226)
Loss from continuing operations before income tax provision	(4,786)	(5,376)
Income tax provision	(3)	(6)
Net loss from continuing operations	(4,789)	(5,382)
Income from discontinued operations, net of tax	—	824
Net loss	$(4,789)	$(4,558)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	592	(290)
Comprehensive loss	$(4,197)	$(4,848)

Net income (loss) per common share:
Basic and diluted - continuing operations	$(0.21)	$(0.24)
Basic and diluted - discontinued operations	$—	$0.04
Basic and diluted - net loss	$(0.21)	$(0.21)

Weighted average common shares outstanding:
Basic and diluted	23,599	23,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended March 31, 2025
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2025	5,000	$5	23,431	$26	$509,482	$(16,490)	$(340,050)	$1,096	$154,069
Net loss	—	—	—	—	—	—	(4,789)	—	(4,789)
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	592	592
Issuance of common stock in connection with vesting of stock awards	—	—	138	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	796	—	—	—	796
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(48)	—	—	(169)	—	—	(169)
Balances, March 31, 2025	5,000	$5	23,521	$26	$510,278	$(16,659)	$(344,839)	$1,688	$150,499

	Three Months Ended March 31, 2024
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2024	5,000	$5	23,247	$25	$500,752	$(12,969)	$(414,870)	$1,329	$74,272
Net loss	—	—	—	—	—	—	(4,558)	—	(4,558)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(290)	(290)
Issuance of common stock in connection with vesting of stock awards	—	—	120	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,019	—	—	—	1,019
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(33)	—	—	(277)	—	—	(277)
Balances, March 31, 2024	5,000	$5	23,334	$25	$501,771	$(13,246)	$(419,428)	$1,039	$70,166

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,789)	$(4,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	491	785
Amortization of operating lease right-of-use assets	162	458
Amortization of debt issuance costs	—	26
Stock-based compensation expense	796	1,019
Impairment of operating lease right-of-use asset	238	—
Changes in operating assets and liabilities:
Accounts receivable	579	4,160
Inventories	(254)	234
Prepaid expenses and other assets	415	346
Accounts payable	(41)	(2,684)
Deferred revenue	—	(543)
Accrued income taxes payable	(27)	11
Accrued expenses and other liabilities	(648)	(89)
Operating lease liabilities	(202)	(466)
Net cash used in operating activities	(3,280)	(1,301)
Cash flows from investing activities:
Capital expenditures	(301)	(232)
Net cash used in investing activities	(301)	(232)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	—	5,919
Repayments under revolving loan facility	—	(6,000)
Taxes paid related to net share settlement of restricted stock units	(169)	(277)
Net cash used in financing activities	(169)	(358)
Effect of exchange rates on cash, cash equivalents, and restricted cash	486	(59)
Net decrease in cash, cash equivalents, and restricted cash	(3,264)	(1,950)
Cash, cash equivalents, and restricted cash at beginning of period	135,946	24,384
Cash, cash equivalents, and restricted cash at end of period	$132,682	$22,434

Supplemental disclosures of cash flow information:
Interest paid	$—	$94
Taxes paid	$62	$24
Non-cash investing and financing activities:
Conversion of convertible promissory note to privately-held investment	$150	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal 2024 condensed consolidated financial statements to conform with the fiscal 2025 presentation. The reclassifications had no impact on net loss, total assets, total liabilities, or stockholders' equity.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

On September 6, 2024, the Company completed the sale of its physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, its wholly-owned subsidiary (the “Physical Security Business"), to Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions. Due to the sale of its Physical Security Business in 2024, the Company has classified the results of the Physical Security Business as discontinued operations on its condensed consolidated statements of comprehensive loss for the 2024 period presented. See Note 3, Discontinued Operations for additional disclosure related to discontinued operations. The discussion in the notes to these condensed consolidated financial statements, unless otherwise noted, relates solely to the Company's continuing operations.

Note 2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In December 2023, the FASB released Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends income tax disclosure requirements to enhance the transparency and decision usefulness for users of the consolidated financial statements. The standard is effective for fiscal years beginning after December 31, 2024. The Company is currently evaluating any impact of this standard on its annual financial statement disclosures.

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

Note 3. Discontinued Operations

On September 6, 2024, the Company completed the sale of its Physical Security Business to Buyer, and Buyer assumed certain of the Company’s liabilities related to the Physical Security Business (collectively, the “Asset Sale”) pursuant to that certain Stock and Asset Purchase Agreement, dated as of April 2, 2024, by and between the Company and Buyer. As consideration for the Asset Sale, the Company received approximately $143.9 million in cash.

In connection with the closing of the Asset Sale, the Company and Buyer entered into a transition services agreement (the “Transition Services Agreement”). The Transition Services Agreement outlines the information technology, people, and facility support the Company will provide to Buyer for a period of 12 months to 18 months after the transaction closing date. The agreed upon charges for such services are intended to allow the Company and Buyer, respectively, to recover all costs and expenses of providing such services. Fees earned and incurred under the Transition Services Agreement for the three months ended March 31, 2025 were immaterial.

As the sale of the Company's Physical Security Business represented a significant strategic shift that has a material effect on the Company's operations and financial results, the Company has separately reported the results of its Physical Security Business as discontinued operations in the condensed consolidated statement of comprehensive loss for the 2024 period presented.

The following presents the financial results of discontinued operations (in thousands):

Three Months Ended March 31,
2024
Net revenue	$15,836
Cost of revenue	7,927
Gross profit	7,909
Operating expenses:
Research and development	2,114
Selling and marketing	4,133
General and administrative	772
Restructuring and severance	22
Total operating expenses	7,041
Income from operations	868
Non-operating income (expense):
Foreign currency losses, net	(30)
Income before income tax provision	838
Income tax provision	(14)
Income from discontinued operations	$824

The cash flows related to the discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following presents the significant non-cash items and capital expenditures related to discontinued operations (in thousands):

Three Months Ended March 31, 2024
Depreciation and amortization	$93
Capital expenditures	71
Stock-based compensation	500

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers based on the shipping location of the customer. The geographic regions that are tracked are the Americas, Europe and the Middle East, and Asia-Pacific regions. See Note 11, Segment Reporting, for net revenue based on the disaggregation criteria noted above. All revenues from continuing operations are recognized at a point-in-time following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.

Note 5. Fair Value Measurements

The Company determines the fair values of its financial instruments based on a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The classification of a financial asset or liability within the hierarchy is based upon the lowest level input that is significant to the fair value measurement. Under Accounting Standards Codification ("ASC") ASC 820, Fair Value Measurement and Disclosures, the fair value hierarchy prioritizes the inputs into three levels that may be used to measure fair value:

•
Level 1 – Quoted prices (unadjusted) for identical assets and liabilities in active markets;
•
Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly; and
•
Level 3 – Unobservable inputs.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2025 and December 31, 2024, the only assets measured and recognized at fair value on a recurring basis were cash equivalents, which consisted of amounts held in money market accounts of $1.6 million and $31.6 million, respectively, and treasury bills of $110.5 million and $83.0 million, respectively, with maturities less than 90 days (Level 1 fair value measurements). As of March 31, 2025 and December 31, 2024, there were no liabilities measured and recognized at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets are measured at fair value on a nonrecurring basis if impairment is indicated. As of March 31, 2025 and December 31, 2024, the Company had $348,000 and $498,000, respectively, of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2025 and December 31, 2024, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

Note 6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$4,517	$3,893
Work-in-progress	—	—
Finished goods	3,243	3,582
Total	$7,760	$7,475

Property and equipment, net consists of (in thousands):

	March 31, 2025	December 31, 2024
Building and leasehold improvements	$1,538	$1,315
Furniture, fixtures and office equipment	233	221
Plant and machinery	18,154	17,967
Purchased software	733	724
Total	20,658	20,227
Accumulated depreciation	(13,069)	(12,533)
Property and equipment, net	$7,589	$7,694

The Company recorded depreciation expense of $0.5 million and $0.4 million during the three months ended March 31, 2025 and 2024, respectively. Depreciation expense included in discontinued operations was $0.1 million for the three months ended March 31, 2024.

Other accrued expenses and liabilities consist of (in thousands):

	March 31, 2025	December 31, 2024
Accrued professional fees	$369	$526
Accrued warranties	341	214
Amounts payable under the Transition Services Agreement	393	354
Amounts payable related to purchase price adjustment	—	474
Other accrued expenses	744	759
Total	$1,847	$2,327

Note 7. Income Taxes

The Company conducts business globally and, as a result, files federal, state and foreign tax returns. The Company strives to resolve open matters with each tax authority at the examination level and could reach agreements with a tax authority at any time. While the Company has accrued for amounts it believes are the probable outcomes, the final outcome with a tax authority may result in a tax liability that is more or less than that reflected in the condensed consolidated financial statements. Furthermore, the Company may later decide to challenge any assessments, if made, and may exercise its right to appeal.

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

Note 8. Stockholders’ Equity

Series B Convertible Preferred Stock and Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Series B Convertible Preferred Stock:
Balance at beginning of period	$27,472	$26,589
Cumulative dividends on Series B convertible preferred stock	205	248
Balance at end of period	$27,677	$26,837
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,868	6,647
Cumulative dividends on Series B convertible preferred stock	51	62
Number of shares at end of period	6,919	6,709

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of March 31, 2025 would be convertible into 6,919,148 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of March 31, 2025, none of the contingent conditions to adjust the conversion rate had been met.

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

As of March 31, 2025, the Company repurchased a total of 463,779 shares of common stock under the Stock Repurchase Program for total consideration of approximately $1.9 million. During the quarter ended March 31, 2025, there were no repurchases of shares of common stock under the Stock Repurchase Program. Additionally, during the three months ended March 31, 2025, the Company repurchased 47,538 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units ("RSUs") issued to employees.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2025 was as follows:

Number of Shares
Exercise of outstanding stock options, vesting of restricted stock units ("RSUs"), vesting of performance stock units ("PSUs") and issuance of RSUs vested but not released	1,761,377
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	679,032
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,275,746

Note 9. Stock-Based Compensation

Stock Options

A summary of stock option activity for the three months ended March 31, 2025 is as follows:

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	444,460	$4.36	1.43	$—
Granted	—	—
Cancelled or Expired	—	—
Exercised	—	—
Balance as of March 31, 2025	444,460	$4.36	1.18	$—
Vested or expected to vest as of March 31, 2025	444,460	$4.36	1.18	$—
Exercisable as of March 31, 2025	444,460	$4.36	1.18	$—

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of March 31, 2025 and the exercise price of in-the-money stock options multiplied by the number of such stock options. As of March 31, 2025, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2025:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2025	806,985	$6.31
Granted	151,500	3.51
Vested	(54,052)	8.14
Forfeited	(50,410)	7.14
Unvested as of March 31, 2025	854,023	$5.65
RSUs vested but not released	130,394	$6.64

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of March 31, 2025, there was $3.7 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.17 years. No tax benefit was realized from RSUs for the three months ended March 31, 2025.

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

The following is a summary of PSU activity for the three months ended March 31, 2025:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2025	417,500	$4.07
Granted	20,000	3.51
Vested	(105,000)	4.07
Forfeited	—	—
Unvested as of March 31, 2025	332,500	$4.04

As of March 31, 2025, there was $1.1 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a period of 0.75 years. No tax benefit was realized from PSUs for the three months ended March 31, 2025.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs and PSUs included in the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$5	$7
Research and development	20	34
Selling and marketing	59	118
General and administrative	712	360
Stock-based compensation expense - continuing operations	796	519
Stock-based compensation expense - discontinued operations	—	500
Total	$796	$1,019

Restricted Stock Unit Net Share Settlements

During the three months ended March 31, 2025 and 2024, the Company repurchased 47,538 and 32,608 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

Note 10. Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss available to common stockholders during the period by the weighted average number of common shares outstanding during that period. Diluted net loss per common share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock or the if-converted method of accounting. Dilutive potential common share equivalents are excluded from the computation of net loss per share in loss periods, as their effect would be anti-dilutive.

	Three Months Ended March 31,
	2025	2024
Net loss from continuing operations	$(4,789)	$(5,382)
Net income from discontinued operations, net of tax	—	824
Net loss	(4,789)	(4,558)
Less: accretion of Series B convertible preferred stock dividends	(205)	(248)
Net loss available to common stockholders	$(4,994)	$(4,806)

Weighted average common shares outstanding - basic	23,599	23,368
Effect of dilutive potential common shares	—	—
Weighted average common shares outstanding - diluted	23,599	23,368

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.21)	$(0.24)
Discontinued operations, net of tax	$—	$0.04
Net loss per common share	$(0.21)	$(0.21)

The following common stock equivalents have been excluded from diluted net income (loss) per share for the three months ended March 31, 2025 and 2024 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Shares of common stock subject to outstanding RSUs	862	751
Shares of common stock subject to outstanding PSUs	333	—
Shares of common stock subject to outstanding stock options	444	487
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,919	6,709
Total	8,558	7,947

Note 11. Segment Reporting

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

As disclosed in Note 1, Basis of Presentation and Note 3, Discontinued Operations, in the third quarter of 2024, the Company completed the sale of its Physical Security Business, which historically represented the Company's Premises segment, as well as its access card and identity reader operations, which were historically part of its Identity segment. As a result, the Company has one reportable segment: the Internet of Things ("IoT") Business segment.

The chief operating decision maker ("CODM") assesses performance for the segment and decides how to allocate resources based on consolidated loss from continuing operations that also is reported on the condensed consolidated statements of comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total consolidated assets. Loss from continuing operations is used to monitor budget versus actual results. Monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation. The Company derives revenue primarily in the Americas, Europe and the Middle East, and Asia-Pacific regions and manages the business activities on a consolidated basis. The Company’s CODM is the chief executive officer.

Significant Segment Expenses

As the Company's CODM manages operations on a consolidated basis, consolidated net loss from continuing operations as reported in the Company's condensed consolidated statements of comprehensive loss is the U.S. GAAP measure that is used to make operating decisions and evaluate operating performance. The significant expense categories which are used to manage operations are those reflected in the Company's condensed consolidated statements of comprehensive loss.

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Americas	$2,238	$2,958
Europe and the Middle East	1,787	2,538
Asia-Pacific	1,244	1,162
Total	$5,269	$6,658

As percentage of net revenue:
Americas	42%	44%
Europe and the Middle East	34%	38%
Asia-Pacific	24%	18%
Total	100%	100%

Concentration of Credit Risk

One customer accounted for 16% of net revenue for the three months ended March 31, 2025. One customer accounted for 22% of net revenue for the three months ended March 31, 2024. One customer accounted for 10% of net accounts receivable as of March 31, 2025. Two customers accounted for 16% and 11%, respectively, of net accounts receivable as of December 31, 2024.

Long-lived assets by geographic location as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Property and equipment, net:
Americas	$58	$68
Europe and the Middle East	523	475
Asia-Pacific	7,008	7,151
Total property and equipment, net	$7,589	$7,694

Operating lease right-of-use assets:
Americas	$—	$—
Europe and the Middle East	309	335
Asia-Pacific	1,290	1,665
Total operating lease right-of-use assets	$1,599	$2,000

Note 12. Restructuring and Severance

During the three months ended March 31, 2025, restructuring expenses included the impairment of an operating lease right-of-use asset of $238,000 associated with vacated production space at the Company's Singapore manufacturing facility, and the remaining restructuring expense related to severance costs.

Note 13. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, manufacturing facilities, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $0.2 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Initial lease terms are determined at commencement and may include options to extend or terminate the lease when it is reasonably certain the Company will exercise the option. Remaining lease terms range from one to three years, some of which include options to extend for up to five years. Leases with an initial term of 12 months or less are not recorded on the condensed consolidated balance sheets. As the Company’s leases do not provide an implicit rate, the present value of future lease payments is determined using the Company’s incremental borrowing rate based on information available at the lease commencement date.

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2025 (in thousands):

March 31, 2025
2025 (remaining nine months)	$759
2026	803
2027	367
2028	49
Total minimum lease payments	1,978
Less: amount of lease payments representing interest	(160)
Present value of future minimum lease payments	1,818
Less: current liabilities under operating leases	(861)
Long-term operating lease liabilities	$957

As of March 31, 2025, the weighted average remaining lease term for the Company’s operating leases was 2.3 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 7.7%.

In the first quarter of 2025, the Company recorded an impairment charge of $238,000 related to an operating lease right-of-use asset associated with vacated production space at its Singapore manufacturing facility.

Cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

Note 14. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of March 31, 2025 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2025 (remaining nine months)	$2,455	$564	$3,019
2026	—	—	—
2027	—	—	—
2028	—	—	—
2029	—	—	—
Total	$2,455	$564	$3,019

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$214	$217
Charged (credited) to cost of revenue	127	(76)
Cost of warranty claims	—	—
Balance at end of period	$341	$141

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Quarterly Report and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors,” The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

On September 6, 2024, we completed the sale of our Physical Security Business (as defined below), which historically represented our Premises segment, as well as our access card and identity reader operations, which were historically were part of our Identity segment. As a result, we currently have one reportable segment: the IoT Business segment.

The IoT Business segment develops, manufactures, and supplies specialty Internet of Things ("IoT") solutions tailored for the healthcare industry and other high-value end markets. Our strategy is focused on developing highly engineered and specialized IoT inlays, tags, and labels for applications that provide significant value to our global customers. These specialty RFID IoT devices, including near field communication ("NFC"), high frequency ("HF"), dual frequency ("DF"), ultra-high frequency ("UHF") and Bluetooth Low Energy ("BLE") are attached to or embedded into physical items, such as syringes, pill containers, wine bottles, and sports jerseys, providing those items with a unique digital identity. These devices enable unique and secure digital interaction with the physical world while simultaneously capturing relevant data which can then be analyzed and managed by the end customer. We sell our products across multiple industries, focusing on pharmaceutical and medical devices, consumer electronics, mobile devices, wine and spirits, luxury goods, libraries, and logistics.

Closing of Asset Sale

On September 6, 2024, we completed the sale of our physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, our wholly-owned subsidiary (the “Physical Security Business”) to Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions, and Buyer assumed certain of our liabilities related to the Physical Security Business (collectively, the “Asset Sale”) pursuant to that certain Stock and Asset Purchase Agreement, dated as of April 2, 2024, by and between the Company and Buyer. As consideration for the Asset Sale, we received approximately $143.9 million in cash. In connection with the closing of the Asset Sale, we entered into a transition services agreement (the “Transition Services Agreement”) with Buyer, which outlines the information technology, people, and facility support we will provide to Buyer for a period of 12 months to 18 months after the transaction closing date.

Following the completion of the Asset Sale, we continue to be a public company operating under the name Identiv, Inc. and continue to own the assets and liabilities of our business that were not sold to Buyer, which we refer to herein as the “IoT Business”. The discussion in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, relates solely to our continuing operations.

Factors Affecting Our Performance

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. That pace, scope and depth has resulted in large fluctuations in our operating results. For example, we have experienced lower unit sales of BLE transponder products to one of our customers undergoing a technology transition. We do not expect to resume shipments to this customer while they continue their technology transition. As a result, we have experienced a corresponding decrease in utilization in our production facilities in Southeast Asia.

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

RFID Device Production Transition

We are currently in the process of transitioning our RFID device production from our manufacturing facility in Singapore to our manufacturing facility in Thailand. The majority of RFID device production was transferred to Thailand in 2024. We expect to complete this transition in the third quarter of 2025. If the customers currently supported in Singapore do not transition their production to Thailand as expected, this could have a negative impact on our operating results. In addition, when all of our production has been transferred to Thailand, we will only be maintaining or producing products from one location.

Focus on High-Margin Opportunities

To strengthen and grow our core channel business, we are prioritizing higher margin opportunities with existing customers and channel partners. Higher margin opportunities often involve complex devices as compared to standard specification products, and require a certain amount of customization for the customer. Increasing technological complexity often necessitates more development resources and longer evaluation periods to ensure the product meets customer needs. In choosing to prioritize higher margin opportunities, we have, and may continue to, decide not to support low-margin projects that may generate revenue. This could result in a negative impact on our operating results.

Competitive Landscape

We have seen a large increase in global production capacity at several of our RFID competitors. This has resulted in competitive pricing pressure, and, in response, we continue to exit some of our lowest margin business. This has had, and we expect will continue to have, a negative impact on our operating results.

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

Effects of Asset Sale

Our business has and will continue to be affected by the Asset Sale. The Asset Sale included assets and operations that had historically represented the majority of our revenues, representing approximately 63% of our 2023 revenue, as well as a substantial portion of our assets, representing approximately 47% of our assets as of December 31, 2023. The gross margin profile of our continuing business has and will continue to be significantly lower than our historical total gross margins across a lower revenue base. As a result, we expect our loss from continuing operations to continue until we substantially increase our revenue to achieve scale.

For additional information regarding the risks related to our continuing business, see “Risks Related to Our Business, Products, and Industry” under “Risk Factors” in Part II, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

Our results of operations for the three months ended March 31, 2025 and 2024 are as follows (in thousands, except percentages).

	Three Months Ended March 31,
	2025	2024	% Change
Net revenue	$5,269	$6,658	(21%)
Gross profit	132	483	(73%)
Gross profit margin	3%	7%
Operating expenses:
Research and development	787	897	(12%)
Selling and marketing	1,407	1,169	20%
General and administrative	3,146	3,480	(10%)
Restructuring and severance	260	—	100%
Total operating expenses	5,600	5,546	1%
Loss from continuing operations	(5,468)	(5,063)
Non-operating income (expense):
Interest income (expense), net	1,212	(87)	N.M.
Foreign currency losses, net	(530)	(226)	(135%)
Loss from continuing operations before income tax provision	(4,786)	(5,376)
Income tax provision	(3)	(6)	(50%)
Net loss from continuing operations	(4,789)	(5,382)
Income from discontinued operations, net of tax	—	824	(100%)
Net loss	$(4,789)	$(4,558)

N.M. - Not meaningful

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	% Change
Americas	$2,238	$2,958	(24%)
Europe and the Middle East	1,787	2,538	(30%)
Asia-Pacific	1,244	1,162	7%
Total	$5,269	$6,658

Percentage of net revenue:
Americas	42%	44%
Europe and the Middle East	34%	38%
Asia-Pacific	24%	18%
Total	100%	100%

Net Revenue

Net revenue was $5.3 million for the three months ended March 31, 2025, a decrease of $1.4 million compared with $6.7 million for the three months ended March 31, 2024. Net revenue in the Americas for three months ended March 31, 2025 decreased 24% compared with the comparable period of 2024. Net revenue in Europe, the Middle East, and the Asia-Pacific for three months ended March 31, 2025 was $3.0 million, a decrease of 18% compared with $3.7 million in the comparable period of 2024. The decrease was primarily due to substantially lower unit sales of RFID transponder products as we exit low margin business opportunities.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2025 was $0.1 million compared with $0.5 million in the comparable period of 2024. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, and inventory adjustments, where applicable.

Gross profit margin for the three months ended March 31, 2025 decreased to 3% from 7% in the comparable period of 2024. The decrease in gross profit margin was primarily attributable to incremental costs related to the transition of production to our Thailand facility and the dual manufacturing sites required during the transition, combined with underutilization of our manufacturing production facilities due to lower sales. In addition, we recorded a charge to cost of revenue of approximately $0.4 million in the first quarter of 2025, which included the write-down of approximately $0.3 million of obsolete inventory at our Singapore production facility, and a warranty claim from one of our customers of approximately $0.2 million.

We expect there will be variation in our gross profit from period to period, as our gross profit has been and will continue to be affected primarily by varying mix among our products. Within each product category, gross margins have tended to be consistent, but over time may be affected by a variety of factors, including, without limitation, competition, product pricing, the volume of sales in any given quarter, manufacturing volumes, product configuration and mix, the availability of new products, product enhancements, risk of inventory write-downs and the cost and availability of components. We expect gross product margins to increase overall after our RFID transponder production is transitioned from Singapore to our Thailand production facility. We anticipate this transition to be complete in the third quarter of 2025.

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2025 and 2024 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended March 31,
	2025	2024	% Change
Research and development	$787	$897	(12%)
as a % of net revenue	15%	13%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. We focus the bulk of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three months ended March 31, 2025 decreased compared to the comparable prior year period primarily due to lower subscription fees and external services costs, as well as lower prototype related costs.

Selling and Marketing

	Three Months Ended March 31,
	2025	2024	% Change
Selling and marketing	$1,407	$1,169	20%
as a % of net revenue	27%	18%

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended March 31, 2025 increased compared to the comparable period in 2024 primarily due to higher headcount and payroll related costs, higher external contractor costs, and higher consulting related costs.

General and Administrative

	Three Months Ended March 31,
	2025	2024	% Change
General and administrative	$3,146	$3,480	(10%)
as a % of net revenue	60%	52%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three months ended March 31, 2025 decreased compared to the comparable period in 2024 primarily due to strategic review-related costs associated with the asset sale of $0.9 million incurred in the first quarter of 2024 that did not recur in the first quarter of 2025, partially offset by higher stock-based compensation expense in the first quarter of 2025.

Restructuring and Severance Charges

	Three Months Ended March 31,
	2025	2024	% Change
Restructuring and severance	$260	$—	100%

Restructuring expenses for the three months ended March 31, 2025 related primarily to the impairment of an operating lease right-of-use asset associated with vacated production space at our Singapore manufacturing facility, and the remaining restructuring expense related to severance costs.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three months ended March 31, 2025 and 2024 is set forth below (dollars in thousands).

	Three Months Ended March 31,
	2025	2024	% Change
Interest income (expense), net	$1,212	$(87)	N.M.
Foreign currency losses, net	$(530)	$(226)	(135%)

N.M - Not meaningful

Interest income (expense), net consists of interest income generated on our cash equivalents net of interest costs on our financial liabilities and amortization of debt issuance costs. The increase in interest income (expense), net for the three months ended March 31, 2025 compared to the comparable period of 2024 was primarily attributable to interest earned on our money market accounts and treasury bills.

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. Dollar, the Euro and the Thai Baht. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Tax Provision

	Three Months Ended March 31,
	2025	2024	% Change
Income tax provision	$3	$6	50%
Effective tax rate	0%	0%

As of March 31, 2025, our deferred tax assets are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three months ended March 31, 2025, respectively, associated with taxable income from one of our foreign subsidiaries. The effective tax rates for the three months ended March 31, 2025 and 2024 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Income from Discontinued Operations, net of tax

	Three Months Ended March 31,
	2025	2024	% Change
Income from discontinued operations, net of tax	$—	$824	(100%)

Income from discontinued operations consists of the results of operations, net of tax, of our Physical Security Business which we disclosed as discontinued operations. See Note 3, Discontinued Operations.

Liquidity and Capital Resources

As of March 31, 2025, our working capital, defined as current assets less current liabilities, was $141.5 million, a decrease of $3.4 million compared to $144.9 million as of December 31, 2024. As of March 31, 2025, our cash and cash equivalents balance was $132.4 million.

On November 7, 2024, we announced that our board of directors authorized a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, effective November 15, 2024, we may repurchase up to $10 million of shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means. The timing and amount of shares repurchased depends on a number of factors, including stock price, trading volume, general market and business conditions, liquidity and capital needs, and other factors. The Stock Repurchase Program does not obligate us to repurchase any specific dollar amount or acquire any specific number of shares of common stock. The Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice. As of March 31, 2025, we have repurchased a total of 463,779 shares of common stock under the Stock Repurchase Program for total consideration of approximately $1.9 million. During the quarter ended March 31, 2025, there were no repurchases of shares of common stock under the Stock Repurchase Program.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2025, the amount of cash included at such subsidiaries was $14.7 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business, including liquidity needs associated with our domestic debt service requirements.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses in the future. As of March 31, 2025, we had an accumulated deficit of $344.8 million. During the three months ended March 31, 2025, we had a loss from continuing operations of $4.8 million.

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

The following summarizes our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(3,280)	$(1,301)
Net cash used in investing activities	(301)	(232)
Net cash used in financing activities	(169)	(358)
Effect of exchange rates on cash, cash equivalents, and restricted cash	486	(59)
Net decrease in cash, cash equivalents, and restricted cash	(3,264)	(1,950)
Cash, cash equivalents, and restricted cash at beginning of period	135,946	24,384
Cash, cash equivalents, and restricted cash at end of period	$132,682	$22,434

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2025 of $3.3 million was primarily due to a net loss of $4.8 million and a decrease in cash from net changes in operating assets and liabilities of $0.2 million; partially offset by adjustments to net loss for certain non-cash items of $1.7 million, consisting of depreciation, amortization, stock-based compensation, and impairment of operating lease ROU asset.

Cash used in operating activities for the three months ended March 31, 2024 of $1.3 million was primarily due to net loss of $4.6 million, partially offset by an increase in cash from net changes in operating assets and liabilities of $1.4 million and adjustments for certain non-cash items of $1.8 million, consisting primarily of depreciation, amortization and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2025 and 2024 was $0.3 million and $0.2 million, respectively, which related to capital expenditures for our manufacturing facilities in Singapore and Thailand.

Cash flows from financing activities

Cash used in financing activities during the three months ended March 31, 2025 was $0.2 million which related to taxes paid related to net share settlements of RSUs.

Cash used in financing activities during the three months ended March 31, 2024 was $0.4 million, which consisted of net borrowings of $5.9 million offset by repayments of $6.0 million under our revolving loan facility, and taxes paid related to net share settlements of RSUs of $0.3 million.

Contractual Obligations

We lease facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. See Note 13, Leases, in the accompanying notes to our condensed consolidated financial statements.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these orders or contractual commitments. See Note 14, Commitments and Contingencies, in the accompanying notes to our condensed consolidated financial statements.

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

Critical Accounting Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires management to establish accounting policies that contain estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These policies relate to revenue recognition, inventory, income taxes, long-lived assets, and stock-based compensation. We have other important accounting policies and practices; however, once adopted, these other policies either generally do not require us to make significant estimates or assumptions or otherwise only require implementation of the adopted policy and not a judgment as to the policy itself. Management bases its estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Despite our intention to establish accurate estimates and assumptions, actual results may differ from these estimates under different assumptions or conditions.

During the three months ended March 31, 2025, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Not applicable.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the heading “Risk Factors.” There have been no material changes from the risk factors disclosed in our 2024 Annual Report on Form 10-K other than as set forth below. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business, financial condition and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, the U.S. government has recently announced changes to its trade policy, including increasing tariffs on imports, in some cases significantly. Several of these recent tariff actions have been followed by announcements of limited exemptions, temporary pauses, and retaliatory measures against certain U.S. imports.

As of April 1, 2025, approximately 25% of our finished goods are imported into the U.S., either by us or our customers. Any imposition of or increase in tariffs applicable to us, including reciprocal tariffs, would increase the cost of importing our products. This would in turn increase our costs unless we are able to implement actions to offset these costs, such as leveraging tariff exemptions where possible, taking actions to optimize our supply chain or source from alternative suppliers, or increasing our prices. We are currently developing a pass-through strategy to protect margins, and preparing for multiple scenarios should reciprocal tariffs resume after the current pause. There can be no assurance that we will be able to successfully offset or mitigate any resulting increase in our costs. If we are unable to pass on any cost increases or if supply and demand conditions will not support price increases for our products, our revenue and gross margin would be negatively impacted. In addition, retaliatory actions by other countries in response to U.S. trade policy could increase prices for our products and could negatively affect demand for our products.

Tariffs or other trade restrictions may also lead to increased costs for our customers, declining consumer confidence, significant inflation and diminished expectations for the economy, as well as ultimately reduced demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows. In addition, tariff actions by the U.S. and retaliatory actions by other countries have caused and may in the future cause significant disruption and volatility in the financial markets, which could adversely affect the availability, terms and cost of capital, which in turn could increase our costs of capital and limit our access to external financing sources.

Changes in tariffs and trade restrictions can be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to tariffs, trade agreements or trade policies are difficult to predict, which makes risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2025, we repurchased 47,538 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees. There were no repurchases under the Stock Repurchase Program during the three months ended March 31, 2025.

The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended March 31, 2025:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2025 – January 31, 2025	5,851	$3.66	—	—
February 1, 2025 – February 28, 2025	39,276	3.51	—	—
March 1, 2025 – March 31, 2025	2,411	3.67	—	—
Total	47,538	$3.54	—

(1) Consists of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

IDENTIV, INC.

May 9, 2025	By:	/S/ Kirsten Newquist
Kirsten Newquist
Chief Executive Officer
(Principal Executive Officer)

May 9, 2025	By:	/S/ Justin Scarpulla
Justin Scarpulla
Chief Financial Officer
(Principal Financial and Accounting Officer)