Form 10-Q
period 2025-06-30
Identiv, Inc.
filed 2025-08-08
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 23,721,826 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$129,339	$135,646
Restricted cash	300	300
Accounts receivable, net of allowances of $660 and $655 as of June 30, 2025 and December 31, 2024, respectively	3,466	4,214
Inventories	6,133	7,475
Prepaid expenses and other current assets	4,874	5,210
Total current assets	144,112	152,845
Property and equipment, net	7,526	7,694
Operating lease right-of-use assets	1,395	2,000
Other assets	843	686
Total assets	$153,876	$163,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,809	$2,746
Operating lease liabilities	895	852
Accrued compensation and related benefits	792	862
Accrued income taxes payable	1,223	1,173
Other accrued expenses and liabilities	1,923	2,327
Total current liabilities	6,642	7,960
Long-term operating lease liabilities	790	1,167
Other long-term liabilities	29	29
Total liabilities	7,461	9,156
Commitments and contingencies (see Note 14)
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 26,307 and 25,974 shares issued and 23,658 and 23,431 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	26	26
Additional paid-in capital	511,185	509,482
Treasury stock, 2,649 and 2,543 shares as of June 30, 2025 and December 31, 2024, respectively	(16,844)	(16,490)
Accumulated deficit	(350,881)	(340,050)
Accumulated other comprehensive income	2,924	1,096
Total stockholders' equity	146,415	154,069
Total liabilities and stockholders' equity	$153,876	$163,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$5,040	$6,741	$10,309	$13,399
Cost of revenue	5,514	6,127	10,651	12,302
Gross profit (loss)	(474)	614	(342)	1,097
Operating expenses:
Research and development	890	966	1,677	1,863
Selling and marketing	1,546	1,828	2,953	2,997
General and administrative	3,057	4,540	6,203	8,020
Restructuring and severance	420	—	680	—
Total operating expenses	5,913	7,334	11,513	12,880
Loss from continuing operations	(6,387)	(6,720)	(11,855)	(11,783)
Non-operating income (expense):
Interest income (expense), net	1,320	(149)	2,532	(236)
Foreign currency losses, net	(870)	(59)	(1,400)	(285)
Loss from continuing operations before income tax benefit (provision)	(5,937)	(6,928)	(10,723)	(12,304)
Income tax benefit (provision)	(105)	5	(108)	(1)
Net loss from continuing operations	(6,042)	(6,923)	(10,831)	(12,305)
Income from discontinued operations, net of tax	—	707	—	1,531
Net loss	$(6,042)	$(6,216)	(10,831)	(10,774)

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,236	(104)	1,828	(394)
Comprehensive loss	$(4,806)	$(6,320)	$(9,003)	$(11,168)

Net income (loss) per common share:
Basic and diluted - continuing operations	$(0.26)	$(0.31)	$(0.47)	$(0.55)
Basic and diluted - discontinued operations	$—	$0.03	$—	$0.07
Basic and diluted - net loss	$(0.26)	$(0.27)	$(0.47)	$(0.48)

Weighted average common shares outstanding:
Basic and diluted	23,760	23,459	23,679	23,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended June 30, 2025
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, April 1, 2025	5,000	$5	23,521	$26	$510,278	$(16,659)	$(344,839)	$1,688	$150,499
Net loss	—	—	—	—	—	—	(6,042)	—	(6,042)
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	1,236	1,236
Issuance of common stock in connection with vesting of stock awards	—	—	195	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	907	—	—	—	907
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(58)	—	—	(185)	—	—	(185)
Balances, June 30, 2025	5,000	$5	23,658	$26	$511,185	$(16,844)	$(350,881)	$2,924	$146,415

	Six Months Ended June 30, 2025
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2025	5,000	$5	23,431	$26	$509,482	$(16,490)	$(340,050)	$1,096	$154,069
Net loss	—	—	—	—	—	—	(10,831)	—	(10,831)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	1,828	1,828
Issuance of common stock in connection with vesting of stock awards	—	—	333	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,703	—	—	—	1,703
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(106)	—	—	(354)	—	—	(354)
Balances, June 30, 2025	5,000	$5	23,658	$26	$511,185	$(16,844)	$(350,881)	$2,924	$146,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended June 30, 2024
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, April 1, 2024	5,000	$5	23,334	$25	$501,771	$(13,246)	$(419,428)	$1,039	$70,166
Net loss	—	—	—	—	—	—	(6,216)	—	(6,216)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(104)	(104)
Issuance of common stock in connection with vesting of stock awards	—	—	168	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,475	—	—	—	1,475
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(54)	—	—	(264)	—	—	(264)
Balances, June 30, 2024	5,000	$5	23,448	$25	$503,246	$(13,510)	$(425,644)	$935	$65,057

	Six Months Ended June 30, 2024
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2024	5,000	$5	23,247	$25	$500,752	$(12,969)	$(414,870)	$1,329	$74,272
Net loss	—	—	—	—	—	—	(10,774)	—	(10,774)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(394)	(394)
Issuance of common stock in connection with vesting of stock awards	—	—	288	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,494	—	—	—	2,494
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(87)	—	—	(541)	—	—	(541)
Balances, June 30, 2024	5,000	$5	23,448	$25	$503,246	$(13,510)	$(425,644)	$935	$65,057

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(10,831)	$(10,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	980	1,524
Amortization of operating lease right-of-use assets	307	525
Amortization of debt issuance costs	—	69
Stock-based compensation expense	1,703	2,494
Impairment of operating lease right-of-use asset	346	—
Changes in operating assets and liabilities:
Accounts receivable	783	2,377
Inventories	1,369	1,630
Prepaid expenses and other assets	208	573
Accounts payable	(933)	(2,266)
Deferred revenue	—	344
Accrued income taxes payable	51	38
Accrued expenses and other liabilities	(448)	1,710
Operating lease liabilities	(383)	(538)
Net cash used in operating activities	(6,848)	(2,294)
Cash flows from investing activities:
Capital expenditures	(553)	(367)
Net cash used in investing activities	(553)	(367)
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	—	9,887
Repayments under revolving loan facility	—	(12,000)
Taxes paid related to net share settlement of restricted stock units	(354)	(541)
Net cash used in financing activities	(354)	(2,654)
Effect of exchange rates on cash, cash equivalents, and restricted cash	1,448	(68)
Net decrease in cash, cash equivalents, and restricted cash	(6,307)	(5,383)
Cash, cash equivalents, and restricted cash at beginning of period	135,946	24,384
Cash, cash equivalents, and restricted cash at end of period	$129,639	$19,001

Supplemental disclosures of cash flow information:
Interest paid	$—	$201
Taxes paid	$158	$57
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$40	$368

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as well as “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.

On September 6, 2024, the Company completed the sale of its physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, its wholly-owned subsidiary (the “Physical Security Business"), to Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions. Due to the sale of its Physical Security Business in 2024, the Company has classified the results of the Physical Security Business as discontinued operations on its condensed consolidated statements of comprehensive loss for the 2024 periods presented. See Note 3, Discontinued Operations for additional disclosure related to discontinued operations. The discussion in the notes to these condensed consolidated financial statements, unless otherwise noted, relates solely to the Company's continuing operations.

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

In December 2023, the FASB released Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends income tax disclosure requirements to enhance the transparency and decision usefulness for users of the consolidated financial statements. The standard will be effective for the Company beginning with its annual financial statements for the fiscal year ending December 31, 2025. The Company is currently evaluating the impact of this standard, if any, on its financial statement disclosures.

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

In July 2024, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods, and allows for early adoption. The Company is currently evaluating the impact on its financial statements and related disclosures.

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

In connection with the closing of the Asset Sale, the Company and Buyer entered into a transition services agreement (the “Transition Services Agreement”). The Transition Services Agreement outlines the information technology, people, and facility support the Company will provide to Buyer for a period of 12 months to 18 months after the transaction closing date. The agreed upon charges for such services are intended to allow the Company and Buyer, respectively, to recover all costs and expenses of providing such services. Fees earned and incurred under the Transition Services Agreement for the three and six months ended June 30, 2025 were immaterial.

As the sale of the Company's Physical Security Business represented a significant strategic shift that has a material effect on the Company's operations and financial results, the Company has separately reported the results of its Physical Security Business as discontinued operations in the condensed consolidated statement of comprehensive loss for the 2024 periods presented.

The following presents the financial results of discontinued operations (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Net revenue	$17,592	$33,428
Cost of revenue	9,688	17,615
Gross profit	7,904	15,813
Operating expenses:
Research and development	2,089	4,203
Selling and marketing	4,207	8,340
General and administrative	729	1,501
Restructuring and severance	123	145
Total operating expenses	7,148	14,189
Income from operations	756	1,624
Non-operating income (expense):
Foreign currency losses, net	(15)	(45)
Income before income tax provision	741	1,579
Income tax provision	(34)	(48)
Income from discontinued operations	$707	$1,531

The cash flows related to the discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following presents the significant non-cash items and capital expenditures related to discontinued operations (in thousands):

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Depreciation and amortization	$333	$666
Capital expenditures	59	130
Stock-based compensation	490	990

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2025 and December 31, 2024, the only assets measured and recognized at fair value on a recurring basis were cash equivalents, which consisted of amounts held in money market accounts of $16.3 million and $31.6 million, respectively, and treasury bills of $110.7 million and $83.0 million, respectively, with maturities less than 90 days (Level 1 fair value measurements). As of June 30, 2025 and December 31, 2024, there were no liabilities measured and recognized at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets are measured at fair value on a nonrecurring basis if impairment is indicated. As of June 30, 2025 and December 31, 2024, the Company had $498,000, which included the conversion of a convertible promissory note of $150,000 in the second quarter of 2025, and $348,000, respectively, of privately-held investments measured at fair value on a nonrecurring basis. These assets were classified as Level 3 due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2025 and December 31, 2024, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

Note 6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$3,162	$3,893
Work-in-progress	55	—
Finished goods	2,916	3,582
Total	$6,133	$7,475

Property and equipment, net consists of (in thousands):

	June 30, 2025	December 31, 2024
Building and leasehold improvements	$1,644	$1,315
Furniture, fixtures and office equipment	266	221
Plant and machinery	16,786	17,967
Purchased software	769	724
Total	19,465	20,227
Accumulated depreciation	(11,939)	(12,533)
Property and equipment, net	$7,526	$7,694

The Company recorded depreciation expense of $490,000 and $429,000 during the three months ended June 30, 2025 and 2024, respectively, and $980,000 and $858,000 during the six months ended June 30, 2025 and 2024, respectively. Depreciation expense included in discontinued operations was $93,000 and $186,000 for the three and six months ended June 30, 2024, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	June 30, 2025	December 31, 2024
Accrued professional fees	$516	$526
Accrued warranties	324	214
Amounts payable under the Transition Services Agreement	297	354
Amounts payable related to purchase price adjustment	—	474
Other accrued expenses	786	759
Total	$1,923	$2,327

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

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act,” into law. In accordance with GAAP, the

Company will account for the tax effects of changes in tax law in the period of enactment, which is the third quarter of calendar year 2025. The Company is currently in the process of analyzing the tax impacts of the law change, if any, but does not expect a material impact on its financial statements.

Note 8. Stockholders’ Equity

Series B Convertible Preferred Stock and Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Series B Convertible Preferred Stock:
Balance at beginning of period	$27,677	$26,837	$27,472	$26,589
Cumulative dividends on Series B convertible preferred stock	205	233	410	481
Balance at end of period	$27,882	$27,070	$27,882	$27,070
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,919	6,709	6,868	6,647
Cumulative dividends on Series B convertible preferred stock	52	58	103	120
Number of shares at end of period	6,971	6,767	6,971	6,767

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of June 30, 2025 would be convertible into 6,970,507 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of June 30, 2025, none of the contingent conditions to adjust the conversion rate had been met.

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

As of June 30, 2025, the Company repurchased a total of 463,779 shares of common stock under the Stock Repurchase Program for total consideration of approximately $1.9 million. During the six months ended June 30, 2025, there were no repurchases of shares of common stock under the Stock Repurchase Program.

During the six months ended June 30, 2025, the Company repurchased 105,862 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units ("RSUs") issued to employees.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2025 was as follows:

Number of Shares
Exercise of outstanding stock options, vesting of restricted stock units ("RSUs"), vesting of performance stock units ("PSUs") and issuance of RSUs vested but not released	1,587,885
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	714,857
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,138,079

Note 9. Stock-Based Compensation

Stock Options

A summary of stock option activity for the six months ended June 30, 2025 is as follows:

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	444,460	$4.36	1.43	$—
Granted	—	—	—	—
Cancelled or Expired	—	—	—	—
Exercised	—	—	—	—
Balance as of June 30, 2025	444,460	$4.36	0.93	$—
Vested or expected to vest as of June 30, 2025	444,460	$4.36	0.93	$—
Exercisable as of June 30, 2025	444,460	$4.36	0.93	$—

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of June 30, 2025 and the exercise price of in-the-money stock options multiplied by the number of such stock options. As of June 30, 2025, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2025:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2025	806,985	$6.31
Granted	196,500	3.47
Vested	(253,853)	6.26
Forfeited	(72,911)	6.75
Unvested as of June 30, 2025	676,721	$5.46
RSUs vested but not released	134,204	$5.41

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of June 30, 2025, there was $3.0 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 2.06 years. No tax benefit was realized from RSUs for the six months ended June 30, 2025.

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

The following is a summary of PSU activity for the six months ended June 30, 2025:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2025	417,500	$4.07
Granted	20,000	3.51
Vested	(105,000)	4.07
Forfeited	—	—
Unvested as of June 30, 2025	332,500	$4.04

As of June 30, 2025, there was $890,000 of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a period of 0.5 years. No tax benefit was realized from PSUs for the three and six months ended June 30, 2025.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs and PSUs included in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$5	$5	$10	$12
Research and development	32	43	52	77
Selling and marketing	77	443	136	561
General and administrative	793	494	1,505	854
Stock-based compensation expense - continuing operations	907	985	1,703	1,504
Stock-based compensation expense - discontinued operations	—	490	—	990
Total	$907	$1,475	$1,703	$2,494

Restricted Stock Unit Net Share Settlements

During the six months ended June 30, 2025 and 2024, the Company repurchased 105,862 and 86,340 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss from continuing operations	$(6,042)	$(6,923)	$(10,831)	$(12,305)
Net income from discontinued operations, net of tax	—	707	—	1,531
Net loss	(6,042)	(6,216)	(10,831)	(10,774)
Less: accretion of Series B convertible preferred stock dividends	(205)	(233)	(410)	(481)
Net loss available to common stockholders	$(6,247)	$(6,449)	$(11,241)	$(11,255)

Weighted average common shares outstanding - basic	23,760	23,459	23,679	23,413
Effect of dilutive potential common shares	—	—	—	—
Weighted average common shares outstanding - diluted	23,760	23,459	23,679	23,413

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.26)	$(0.31)	$(0.47)	$(0.55)
Discontinued operations, net of tax	$—	$0.03	$—	$0.07
Net loss per common share	$(0.26)	$(0.27)	$(0.47)	$(0.48)

The following common stock equivalents have been excluded from diluted net loss per share for the three and six months ended June 30, 2025 and 2024 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares of common stock subject to outstanding RSUs	677	1,100	677	1,100
Shares of common stock subject to outstanding PSUs	333	—	333	—
Shares of common stock subject to outstanding stock options	444	485	444	485
Shares of common stock issuable upon conversion of Series B convertible preferred stock	6,971	6,767	6,971	6,767
Total	8,425	8,352	8,425	8,352

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

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Americas	$1,833	$3,386	$4,071	$6,344
Europe and the Middle East	1,964	2,068	3,751	4,606
Asia-Pacific	1,243	1,287	2,487	2,449
Total	$5,040	$6,741	$10,309	$13,399

As percentage of net revenue:
Americas	36%	50%	39%	47%
Europe and the Middle East	39%	31%	36%	34%
Asia-Pacific	25%	19%	25%	19%
Total	100%	100%	100%	100%

Concentration of Credit Risk

One customer accounted for 19% of net revenue for the three months ended June 30, 2025. One customer accounted for 18% of net revenue for the six months ended June 30, 2025. Two customers accounted for 18% and 11%, respectively, of net revenue for the three months ended June 30, 2024. Two customers accounted for 12% and 10%, respectively, of net revenue for the six months ended June 30, 2024. Two customers accounted for 15% and 10%, respectively, of net accounts receivable as of June 30, 2025. Two customers accounted for 16% and 11%, respectively, of net accounts receivable as of December 31, 2024.

Long-lived assets by geographic location as of June 30, 2025 and December 31, 2024 are as follows (in thousands):

	June 30, 2025	December 31, 2024
Property and equipment, net:
Americas	$117	$68
Europe and the Middle East	628	475
Asia-Pacific	6,781	7,151
Total property and equipment, net	$7,526	$7,694

Operating lease right-of-use assets:
Americas	$—	$—
Europe and the Middle East	334	335
Asia-Pacific	1,061	1,665
Total operating lease right-of-use assets	$1,395	$2,000

Note 12. Restructuring and Severance

During the three and six months ended June 30, 2025, restructuring expenses consist of severance costs of $312,000 and $334,000, respectively, and impairments of an operating lease right-of-use asset of $108,000 and $346,000, respectively, primarily associated with shutdown related activities and vacated production space at the Company's Singapore manufacturing facility.

Note 13. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, manufacturing facilities, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, and $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively.

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

The table below reconciles the undiscounted cash flows for the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2025 (in thousands):

June 30, 2025
2025 (remaining six months)	$522
2026	839
2027	402
2028	58
Total minimum lease payments	1,821
Less: amount of lease payments representing interest	(136)
Present value of future minimum lease payments	1,685
Less: current liabilities under operating leases	(895)
Long-term operating lease liabilities	$790

As of June 30, 2025, the weighted average remaining lease term for the Company’s operating leases was 2.2 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 7.7%.

In the three and six months ended June 30, 2025, the Company recorded impairment charges of $108,000 and $346,000, respectively, related to an operating lease right-of-use asset associated with vacated production space at its Singapore manufacturing facility.

Cash paid for amounts included in the measurement of operating lease liabilities was $257,000 and $521,000 for the three and six months ended June 30, 2025, respectively, and $248,000 and $478,000 for the three and six months ended June 30, 2024, respectively.

Note 14. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of June 30, 2025 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2025 (remaining six months)	$1,797	$648	$2,445
2026	—	9	9
Total	$1,797	$657	$2,454

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$341	$141	$214	$217
Charged (credited) to cost of revenue	(4)	(15)	123	(90)
Recovery (cost) of warranty claims	(13)	2	(13)	1
Balance at end of period	$324	$128	$324	$128

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Quarterly Report, and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors”. The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

On September 6, 2024, we completed the sale of our Physical Security Business (as defined below), which historically represented our Premises segment, as well as our access card and identity reader operations, which were historically part of our Identity segment. As a result, we currently have one reportable segment: the IoT Business segment.

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

We believe significant improvement in chip capabilities at lower costs has accelerated the opportunities for product engineers to integrate RFID into their products to create new and more engaging customer experiences, reduce counterfeiting, and ensure proper product use and adherence. Though we believe the number of opportunities for RFID-based solutions has increased, the evaluation period and customer adoption originally expected for certain applications have taken longer than we anticipated.

We believe the underlying, long-term trend is continued RFID adoption across multiple verticals, but regulated industries like healthcare take longer to optimize the technology and fully understand the benefits. We also believe that expanding use cases foster adoption across verticals and into other markets.

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

Given the uncertainties of the specific timing of our new customer deployments, we cannot assure you that we will have appropriate inventory and capacity levels or that we will not experience inventory shortfalls or overages in the future or acquire inventory at costs to maintain gross margins. We attempt to mitigate those risks by being deeply embedded in our customers’ design cycles, working with our chip partners on long lead time components, managing our limited capital equipment needs within a short cycle and future proofing our facilities to accommodate several scenarios for growth potential.

If end users with sizable projects change or delay them, we may experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate that uncertainty to continue to characterize our business for the foreseeable future.

RFID Device Production Transition

At the end of the second quarter of 2025, we completed the production of our RFID devices in our manufacturing facility in Singapore. Our customers have been requalified in our manufacturing facility in Thailand. As a result, we are maintaining and producing products from one location.

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

Impacts of Macroeconomic Conditions and Other Factors on our Business

We conduct operations internationally with sales in the Americas, Europe and the Middle East, and Asia-Pacific regions. Our manufacturing operations and third-party contract manufacturers are in Southeast Asia. We purchase certain products and key components from a limited number of sources that depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. In view of the rapidly changing business environment, we have experienced delays and reductions in customer orders, shifting supply chain availability, component shortages, and other production-related challenges. We continue to monitor the global supply chain and its effect on our financial position, results of operations, and cash flows.

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

Results of Operations

Our results of operations for the three and six months ended June 30, 2025 and 2024 are as follows (in thousands, except percentages).

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Net revenue	$5,040	$6,741	(25%)	$10,309	$13,399	(23%)
Gross profit (loss)	(474)	614	(177%)	(342)	1,097	(131%)
Gross profit (loss) margin	(9%)	9%		(3%)	8%
Operating expenses:
Research and development	890	966	(8%)	1,677	1,863	(10%)
Selling and marketing	1,546	1,828	(15%)	2,953	2,997	(1%)
General and administrative	3,057	4,540	(33%)	6,203	8,020	(23%)
Restructuring and severance	420	—	100%	680	—	100%
Total operating expenses	5,913	7,334	(19%)	11,513	12,880	(11%)
Loss from continuing operations	(6,387)	(6,720)		(11,855)	(11,783)
Non-operating income (expense):
Interest income (expense), net	1,320	(149)	N.M.	2,532	(236)	N.M.
Foreign currency losses, net	(870)	(59)	N.M.	(1,400)	(285)	391%
Loss from continuing operations before income tax benefit (provision)	(5,937)	(6,928)		(10,723)	(12,304)
Income tax benefit (provision)	(105)	5	N.M.	(108)	(1)	N.M.
Net loss from continuing operations	(6,042)	(6,923)		(10,831)	(12,305)
Income from discontinued operations, net of tax	—	707	(100%)	—	1,531	(100%)
Net loss	$(6,042)	$(6,216)		$(10,831)	$(10,774)

N.M. - Not meaningful

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Americas	$1,833	$3,386	(46%)	$4,071	$6,344	(36%)
Europe and the Middle East	1,964	2,068	(5%)	3,751	4,606	(19%)
Asia-Pacific	1,243	1,287	(3%)	2,487	2,449	2%
Total	$5,040	$6,741		$10,309	$13,399

Percentage of net revenue:
Americas	36%	50%		39%	47%
Europe and the Middle East	39%	31%		36%	34%
Asia-Pacific	25%	19%		25%	19%
Total	100%	100%		100%	100%

Net Revenue

Net revenue for the three and six months ended June 30, 2025 was $5.0 million and $10.3 million, respectively, and decreased by $1.7 million and $3.1 million, respectively, compared with net revenue of $6.7 million and $13.4 million in the comparable periods of 2024. Net revenue in the Americas for three and six months ended June 30, 2025 decreased 46% and 36%, respectively, compared with the comparable periods of 2024. Net revenue in Europe, the Middle East, and the Asia-Pacific for three and six months ended June 30, 2025 was $3.2 million and $6.2 million, respectively, and decreased 4% and 12%, respectively, compared with $3.4 million and $7.1 million, respectively, in the comparable periods of 2024. The decrease was primarily due to lower unit sales of RFID transponder products as we exit low margin business opportunities, as well as reduced sales to our largest customer, who is working through safety stock they built up in 2024 in anticipation of transitioning production to Thailand.

Gross Profit (Loss) and Gross Margin

Gross profit (loss) for the three and six months ended June 30, 2025 was a gross loss of $474,000 and $342,000, respectively, compared with gross profit of $614,000 and $1.1 million, respectively, in the comparable periods of 2024. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, and inventory adjustments, where applicable.

Gross profit (loss) margin for the three and six months ended June 30, 2025 decreased to gross loss margins of 9% and 3%, respectively, compared with gross profit margins of 9% and 8%, respectively, in the comparable periods of 2024. The decreases in gross profit margins were primarily attributable to incremental costs related to the transition of production to our Thailand facility and the dual manufacturing sites required during the transition, combined with underutilization of our manufacturing production facilities due to lower sales. In addition, we recorded a charge to cost of revenue of approximately $639,000 in the second quarter of 2025 related to the write-down of obsolete inventory at our Singapore production facility.

We expect there will be variation in our gross profit from period to period, as our gross profit has been and will continue to be affected primarily by varying mix among our products. Within each product category, gross margins have tended to be consistent, but over time may be affected by a variety of factors, including, without limitation, competition, product pricing, the volume of sales in any given quarter, manufacturing volumes, product configuration and mix, the availability of new products, product enhancements, risk of inventory write-downs and the cost and availability of components. At the end of the second quarter of 2025, we completed production of RFID transponder devices in our manufacturing facility in Singapore. We have requalified our customers in our Thailand production facility. Furthermore, in the fourth quarter of 2025, we expect to complete all shutdown activities associated with our Singapore facility. As a result of the elimination of fixed costs from our Singapore facility, we expect gross product margins to increase overall in the second half of 2025.

Operating Expenses

Information about our operating expenses for the three and six months ended June 30, 2025 and 2024 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Research and development	$890	$966	(8%)	$1,677	$1,863	(10%)
as a % of net revenue	18%	14%		16%	14%

Research and development expenses consist primarily of employee compensation and fees for the development of hardware, software and firmware products. The majority of our research and development activities focused on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and six months ended June 30, 2025 decreased in dollars compared to the comparable prior year periods primarily due to lower external services costs, as well as lower prototype related costs but increased as a percentage of revenue due to lower revenue levels.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Selling and marketing	$1,546	$1,828	(15%)	$2,953	$2,997	(1%)
as a % of net revenue	31%	27%		29%	22%

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three and six months ended June 30, 2025 decreased in dollars compared to the comparable periods in 2024 primarily due to lower stock-based compensation expense, lower advertising, trade show and travel related costs but increased as a percentage of revenue due to lower revenue levels.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
General and administrative	$3,057	$4,540	(33%)	$6,203	$8,020	(23%)
as a % of net revenue	61%	67%		60%	60%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three months ended June 30, 2025 decreased compared to the comparable period in 2024 primarily due to strategic review-related costs incurred in 2024 of $1.6 million related to the Asset Sale in 2024 that did not recur in 2025. The dollar decrease in general and administrative expenses for the six months ended June 30, 2025 compared to the prior year period was due to strategic review-related costs of $2.6 million, partially offset by higher stock-based compensation expense in 2025.

Restructuring and Severance

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Restructuring and severance	$420	$—	100%	$680	$—	100%

Restructuring expenses for the three and six months ended June 30, 2025 consist of severance costs of $312,000 and $334,000, respectively, and impairments of an operating lease right-of-use asset of $108,000 and $346,000, respectively, primarily associated with shutdown related activities and vacated production space at the Company's Singapore manufacturing facility.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three and six months ended June 30, 2025 and 2024 is set forth below (dollars in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Interest income (expense), net	$1,320	$(149)	N.M.	$2,532	$(236)	N.M.
Foreign currency losses, net	$(870)	$(59)	N.M.	$(1,400)	$(285)	391%

N.M. - Not meaningful

Interest income (expense), net consists of interest income generated on our cash equivalents net of interest costs on our financial liabilities and amortization of debt issuance costs. The increase in interest income (expense), net for the three and six months ended June 30, 2025 compared to the comparable period of 2024 was primarily attributable to interest earned on our money market accounts and treasury bills.

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. Dollar, the Euro and the Thai Baht. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Income tax benefit (provision)	$(105)	$5	N.M.	$(108)	$(1)	N.M.
Effective tax rate	(2%)	(0%)		(1%)	(0%)

As of June 30, 2025, our deferred tax assets are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three and six months ended June 30, 2025, respectively, associated primarily with withholding taxes on interest income earned on cash equivalents at one of our foreign subsidiaries. The effective tax rates for the three and six months ended June 30, 2025 and 2024 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Income from Discontinued Operations, net of tax

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	% Change	2025	2024	% Change
Income from discontinued operations, net of tax	$—	$707	(100%)	$—	$1,531	(100%)

Income from discontinued operations consists of the results of operations, net of tax, of our Physical Security Business which we disclosed as discontinued operations. See Note 3, Discontinued Operations.

Liquidity and Capital Resources

As of June 30, 2025, our working capital, defined as current assets less current liabilities, was $137.5 million, a decrease of $7.4 million compared to $144.9 million as of December 31, 2024. As of June 30, 2025, our cash and cash equivalents balance was $129.3 million.

On November 7, 2024, we announced that our board of directors authorized a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, effective November 15, 2024, we may repurchase up to $10 million of shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means. The timing and amount of shares repurchased depends on a number of factors, including stock price, trading volume, general market and business conditions, liquidity and capital needs, and other factors. The Stock Repurchase Program does not obligate us to repurchase any specific dollar amount or acquire any specific number of shares of common stock. The Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice. As of June 30, 2025, we have repurchased a total of 463,779 shares of common stock under the Stock Repurchase Program for total consideration of approximately $1.9 million. During the three and six months ended June 30, 2025, there were no repurchases of shares of common stock under the Stock Repurchase Program.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of June 30, 2025, the amount of cash included at such subsidiaries was $13.7 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses in the future. As of June 30, 2025, we had an accumulated deficit of $350.9 million. During the six months ended June 30, 2025, we had a loss from continuing operations of $10.8 million.

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

The following summarizes our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(6,848)	$(2,294)
Net cash used in investing activities	(553)	(367)
Net cash used in financing activities	(354)	(2,654)
Effect of exchange rates on cash, cash equivalents, and restricted cash	1,448	(68)
Net decrease in cash, cash equivalents, and restricted cash	(6,307)	(5,383)
Cash, cash equivalents, and restricted cash at beginning of period	135,946	24,384
Cash, cash equivalents, and restricted cash at end of period	$129,639	$19,001

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2025 of $6.8 million was primarily due to a net loss of $10.8 million, partially offset by an increase in cash from net changes in operating assets and liabilities of $647,000 and adjustments to net loss for certain non-cash items of $3.3 million, consisting of depreciation, amortization, stock-based compensation, and impairment of operating lease right-of-use asset.

Cash used in operating activities for the six months ended June 30, 2024 of $2.3 million was primarily due to net loss of $10.8 million, partially offset by an increase in cash from net changes in operating assets and liabilities of $3.9 million and adjustments for certain non-cash items of $4.6 million, consisting primarily of depreciation, amortization and stock-based compensation.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2025 and 2024 was $553,000 and $367,000, respectively, which related to capital expenditures for our manufacturing facility in Thailand.

Cash flows from financing activities

Cash used in financing activities during the six months ended June 30, 2025 was $354,000 which related to taxes paid related to net share settlements of RSUs.

Cash used in financing activities during the six months ended June 30, 2024 was $2.7 million, which consisted of net borrowings of $9.9 million offset by repayments of $12.0 million under our revolving loan facility, and taxes paid related to net share settlements of RSUs of $541,000.

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

During the three months ended June 30, 2025, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

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

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth below and in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 under the heading “Risk Factors”. There have been no material changes from the risk factors disclosed in our 2024 Annual Report on Form 10-K other than as set forth below. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business, financial condition and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, the U.S. government has recently announced or implemented changes to its trade policy, including increasing tariffs on imports, in some cases significantly. Several of these recent tariff actions have been followed by announcements of limited exemptions, temporary pauses, and retaliatory measures against certain U.S. imports.

As of July 1, 2025, approximately 25% of our business is exposed to U. S. tariffs due to our manufacturing in Thailand. On July 31, the White House announced a 19% tariff on imports from Thailand. The imposition of or increase in tariffs applicable to us, including reciprocal tariffs, will increase the cost of importing our products. This would in turn increase our costs unless we are able to implement actions to offset these costs, such as leveraging tariff exemptions where possible, taking actions to optimize our supply chain or source from alternative suppliers, or increasing our prices. While we have developed a pass-through strategy intended to protect margins, the amount of Thailand-origin components required to obtain a valid certificate of origin remains uncertain, particularly in light of recent U.S. enforcement efforts aimed at preventing transshipment. In the event our products are determined to be transshipments, they would be subject to higher tariffs. There can be no assurance that our efforts will be successful or that we will be able to successfully offset or mitigate the resulting increase in our costs. If we are unable to pass on any cost increases or if supply and demand conditions will not support price increases for our products, our revenue and gross margin would be negatively impacted. In addition, retaliatory actions by other countries in response to U.S. trade policy could increase prices for our products and could negatively affect demand for our products.

Tariffs or other trade restrictions may also lead to increased costs for our customers, declining consumer confidence, significant inflation and diminished expectations for the economy, as well as reduced demand for our products. Such conditions could have a material adverse impact on our business, results of operations and cash flows. In addition, tariff actions by the U.S. and retaliatory actions by other countries have caused and may in the future cause significant disruption and volatility in the financial markets, which could adversely affect the availability, terms and cost of capital, which in turn could increase our costs of capital and limit our access to external financing sources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2025, we repurchased 58,324 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees. There were no repurchases under the Stock Repurchase Program during the three months ended June 30, 2025.

The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended June 30, 2025:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2025 – April 30, 2025	44,878	$3.16	—	—
May 1, 2025 – May 31, 2025	798	3.34	—	—
June 1, 2025 – June 30, 2025	12,648	3.27	—	—
Total	58,324	$3.19	—

(1) Consists of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Identiv, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2025).

3.2^	Amended and Restated Bylaws of Identiv, Inc., as amended June 10, 2025

31.1^	Certification of Chief Executive Officer pursuant to Section 302 of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Section 302 of the Securities Exchange Act of 1934.

32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document with embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

IDENTIV, INC.

August 8, 2025	By:	/S/ Kirsten Newquist
Kirsten Newquist
Chief Executive Officer
(Principal Executive Officer)

August 8, 2025	By:	/S/ Ed Kirnbauer
Ed Kirnbauer
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)