Form 10-Q
period 2025-09-30
Identiv, Inc.
filed 2025-11-10
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 4, 2025, the registrant had 23,754,389 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$126,266	$135,646
Restricted cash	300	300
Accounts receivable, net of allowances of $658 and $655 as of September 30, 2025 and December 31, 2024, respectively	4,403	4,214
Inventories	5,909	7,475
Prepaid expenses and other current assets	5,256	5,210
Total current assets	142,134	152,845
Property and equipment, net	7,369	7,694
Operating lease right-of-use assets	979	2,000
Other assets	542	686
Total assets	$151,024	$163,225
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,436	$2,746
Operating lease liabilities	870	852
Accrued compensation and related benefits	808	862
Accrued income taxes payable	1,226	1,173
Other accrued expenses and liabilities	1,403	2,327
Total current liabilities	6,743	7,960
Long-term operating lease liabilities	587	1,167
Other long-term liabilities	29	29
Total liabilities	7,359	9,156
Commitments and contingencies (see Note 14)
Stockholders' equity:
Series B convertible preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 26,391 and 25,974 shares issued and 23,730 and 23,431 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	26	26
Additional paid-in capital	511,893	509,482
Treasury stock, 2,661 and 2,543 shares as of September 30, 2025 and December 31, 2024, respectively	(16,888)	(16,490)
Accumulated deficit	(354,332)	(340,050)
Accumulated other comprehensive income	2,961	1,096
Total stockholders' equity	143,665	154,069
Total liabilities and stockholders' equity	$151,024	$163,225

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$5,009	$6,532	$15,318	$19,931
Cost of revenue	4,475	6,294	15,126	18,596
Gross profit	534	238	192	1,335
Operating expenses:
Research and development	828	1,102	2,505	2,965
Selling and marketing	1,369	1,657	4,322	4,654
General and administrative	3,517	7,032	9,720	15,052
Restructuring and severance	402	—	1,082	—
Total operating expenses	6,116	9,791	17,629	22,671
Loss from continuing operations	(5,582)	(9,553)	(17,437)	(21,336)
Non-operating income (expense):
Interest income, net	1,309	244	3,841	8
Foreign currency gains (losses), net	(25)	340	(1,425)	55
Loss from continuing operations before income tax benefit (provision)	(4,298)	(8,969)	(15,021)	(21,273)
Income tax benefit (provision)	847	(360)	739	(361)
Net loss from continuing operations	(3,451)	(9,329)	(14,282)	(21,634)
Net income (loss) from discontinued operations, net of tax:
Loss from Physical Security Business, net of tax	—	(4,268)	—	(2,737)
Gain on sale of Physical Security Business, net of tax	—	99,546	—	99,546
Income from discontinued operations, net of tax	—	95,278	—	96,809
Net income (loss)	(3,451)	85,949	(14,282)	75,175

Other comprehensive income:
Foreign currency translation adjustment, net of tax	37	1,431	1,865	1,037
Comprehensive income (loss)	$(3,414)	$87,380	$(12,417)	$76,212

Net income (loss) per common share:
Basic and diluted - continuing operations	$(0.15)	$(0.40)	$(0.63)	$(0.95)
Basic and diluted - discontinued operations	$—	$4.03	$—	$4.12
Basic and diluted - net income (loss)	$(0.15)	$3.62	$(0.63)	$3.17

Weighted average common shares outstanding:
Basic and diluted	23,849	23,660	23,736	23,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended September 30, 2025
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, July 1, 2025	5,000	$5	23,658	$26	$511,185	$(16,844)	$(350,881)	$2,924	$146,415
Net loss	—	—	—	—	—	—	(3,451)	—	(3,451)
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	37	37
Issuance of common stock in connection with vesting of stock awards	—	—	85	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	708	—	—	—	708
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(13)	—	—	(44)	—	—	(44)
Balances, September 30, 2025	5,000	$5	23,730	$26	$511,893	$(16,888)	$(354,332)	$2,961	$143,665

	Nine Months Ended September 30, 2025
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2025	5,000	$5	23,431	$26	$509,482	$(16,490)	$(340,050)	$1,096	$154,069
Net loss	—	—	—	—	—	—	(14,282)	—	(14,282)
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	1,865	1,865
Issuance of common stock in connection with vesting of stock awards	—	—	418	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,411	—	—	—	2,411
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(119)	—	—	(398)	—	—	(398)
Balances, September 30, 2025	5,000	$5	23,730	$26	$511,893	$(16,888)	$(354,332)	$2,961	$143,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

	Three Months Ended September 30, 2024
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, July 1, 2024	5,000	$5	23,448	$25	$503,246	$(13,510)	$(425,644)	$935	$65,057
Net income	—	—	—	—	—	—	85,949	—	85,949
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	1,431	1,431
Issuance of common stock in connection with vesting of stock awards	—	—	751	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	5,360	—	—	—	5,360
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(326)	—	—	(1,058)	—	—	(1,058)
Balances, September 30, 2024	5,000	$5	23,873	$26	$508,606	$(14,568)	$(339,695)	$2,366	$156,740

	Nine Months Ended September 30, 2024
	Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2024	5,000	$5	23,247	$25	$500,752	$(12,969)	$(414,870)	$1,329	$74,272
Net income	—	—	—	—	—	—	75,175	—	75,175
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	1,037	1,037
Issuance of common stock in connection with vesting of stock awards	—	—	1,039	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	7,854	—	—	—	7,854
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(413)	—	—	(1,599)	—	—	(1,599)
Balances, September 30, 2024	5,000	$5	23,873	$26	$508,606	$(14,568)	$(339,695)	$2,366	$156,740

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(14,282)	$75,175
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,512	2,176
Gain on sale of discontinued operations, net of taxes	—	(99,546)
Amortization of operating lease right-of-use assets	391	1,173
Amortization of debt issuance costs	—	113
Stock-based compensation expense	2,411	7,854
Impairment of operating lease right-of-use assets	669	—
Loss on disposal of property and equipment	—	99
Changes in operating assets and liabilities:
Accounts receivable	(173)	5,500
Inventories	1,709	2,005
Prepaid expenses and other assets	(174)	(2,130)
Accounts payable	(270)	(2,042)
Deferred revenue	—	311
Accrued income taxes payable	53	(220)
Accrued expenses and other liabilities	(965)	1,212
Operating lease liabilities	(610)	(1,190)
Net cash used in operating activities	(9,729)	(9,510)
Cash flows from investing activities:
Capital expenditures	(905)	(873)
Proceeds from sale of discontinued operations, net of cash sold	—	143,394
Proceeds from investment	298	—
Net cash provided by (used in) investing activities	(607)	142,521
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	—	9,887
Repayments under revolving loan facility	—	(20,000)
Taxes paid related to net share settlement of restricted stock units	(398)	(1,599)
Net cash used in financing activities	(398)	(11,712)
Effect of exchange rates on cash, cash equivalents, and restricted cash	1,354	62
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,380)	121,361
Cash, cash equivalents, and restricted cash at beginning of period	135,946	24,384
Cash, cash equivalents, and restricted cash at end of period	$126,566	$145,745

Supplemental disclosures of cash flow information:
Interest paid	$—	$324
Taxes paid	$190	$1,747
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$40	$368

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal 2024 condensed consolidated financial statements to conform with the fiscal 2025 presentation. The reclassifications had no impact on net income (loss), total assets, total liabilities, or stockholders' equity.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as well as “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

On September 6, 2024, the Company completed the sale of its physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, its wholly-owned subsidiary (the “Physical Security Business"), to Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée and provider of security solutions. Due to the sale of its Physical Security Business in 2024, the Company has classified the results of the Physical Security Business as discontinued operations on its condensed consolidated statements of comprehensive income (loss) for the 2024 periods presented. See Note 3, Discontinued Operations for additional disclosure related to discontinued operations. The discussion in the notes to these condensed consolidated financial statements, unless otherwise noted, relates solely to the Company's continuing operations.

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

In connection with the closing of the Asset Sale, the Company and Buyer entered into a transition services agreement (the “Transition Services Agreement”). The Transition Services Agreement outlines the information technology, people, and facility support the Company will provide to Buyer for a period of 12 months to 18 months after the transaction closing date. The agreed upon charges for such services are intended to allow the Company and Buyer, respectively, to recover all costs and expenses of providing such services. Fees earned and incurred under the Transition Services Agreement for the three and nine months ended September 30, 2025 were immaterial.

As the sale of the Company's Physical Security Business represented a significant strategic shift that has a material effect on the Company's operations and financial results, the Company has separately reported the results of its Physical Security Business as discontinued operations in the condensed consolidated statement of comprehensive income (loss) for the 2024 periods presented.

The following presents the financial results of discontinued operations (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Net revenue	$9,045	$42,473
Cost of revenue	5,210	22,825
Gross profit	3,835	19,648
Operating expenses:
Research and development	2,311	6,514
Selling and marketing	3,620	11,960
General and administrative	2,240	3,741
Restructuring and severance	—	145
Total operating expenses	8,171	22,360
Loss from operations	(4,336)	(2,712)
Non-operating income (expense):
Foreign currency gains (losses), net	20	(25)
Loss before income tax benefit	(4,316)	(2,737)
Income tax benefit	48	—
Loss from discontinued operations	$(4,268)	$(2,737)

The cash flows related to the discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The following presents the significant non-cash items and capital expenditures related to discontinued operations (in thousands):

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Depreciation and amortization	$226	$892
Capital expenditures	192	322
Stock-based compensation	4,264	5,254

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2025 and December 31, 2024, the only assets measured and recognized at fair value on a recurring basis were cash equivalents, which consisted of amounts held in money market accounts of $32.6 million and $31.6 million, respectively, and treasury bills of $79.9 million and $83.0 million, respectively, with maturities less than 90 days (Level 1 fair value measurements). As of September 30, 2025 and December 31, 2024, there were no liabilities measured and recognized at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets are measured at fair value on a nonrecurring basis if impairment is indicated. As of September 30, 2025 and December 31, 2024, the Company had $200,000 and $348,000, respectively, of privately-held investments measured at fair value on a nonrecurring basis. In the second quarter of 2025, the Company converted a $150,000 convertible promissory note into equity. In the third quarter of 2025, the Company received proceeds of $298,000 representing its remaining ownership in the privately-held investment. The privately-held investments were classified as Level 3 due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of September 30, 2025 and December 31, 2024, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

Note 6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$3,231	$3,893
Work-in-progress	54	—
Finished goods	2,624	3,582
Total	$5,909	$7,475

Property and equipment, net consists of (in thousands):

	September 30, 2025	December 31, 2024
Building and leasehold improvements	$1,777	$1,315
Furniture, fixtures and office equipment	268	221
Plant and machinery	10,612	17,967
Purchased software	792	724
Total	13,449	20,227
Accumulated depreciation	(6,080)	(12,533)
Property and equipment, net	$7,369	$7,694

The Company recorded depreciation expense of $532,000 and $426,000 during the three months ended September 30, 2025 and 2024, respectively, and $1,512,000 and $1,284,000 during the nine months ended September 30, 2025 and 2024, respectively. Depreciation expense included in discontinued operations was $66,000 and $252,000 for the three and nine months ended September 30, 2024, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	September 30, 2025	December 31, 2024
Accrued professional fees	$390	$526
Accrued warranties	295	214
Amounts payable under the Transition Services Agreement	118	354
Amounts payable related to purchase price adjustment	—	474
Other accrued expenses	600	759
Total	$1,403	$2,327

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

On July 4, 2025, President Trump signed H.R. 1, the “One Big Beautiful Bill Act,” into law. In accordance with U.S. GAAP, the Company accounted for the tax effects of changes in tax law in the period of enactment, which was the third quarter of calendar year 2025. The tax impacts of the enactment did not have a material impact on the Company's financial statements.

Note 8. Stockholders’ Equity

Series B Convertible Preferred Stock and Dividend Accretion

The following table summarizes Series B convertible preferred stock and the accretion of dividend activity for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Series B Convertible Preferred Stock:
Balance at beginning of period	$27,882	$27,070	$27,472	$26,589
Cumulative dividends on Series B convertible preferred stock	207	201	617	682
Balance at end of period	$28,089	$27,271	$28,089	$27,271
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,971	6,767	6,868	6,647
Cumulative dividends on Series B convertible preferred stock	51	50	154	170
Number of shares at end of period	7,022	6,817	7,022	6,817

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B convertible preferred stock as of September 30, 2025 would be convertible into 7,022,269 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of September 30, 2025, none of the contingent conditions to adjust the conversion rate had been met.

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

As of September 30, 2025, the Company repurchased a total of 463,779 shares of common stock under the Stock Repurchase Program for total consideration of approximately $1.9 million. During the nine months ended September 30, 2025, there were no repurchases of shares of common stock under the Stock Repurchase Program.

During the nine months ended September 30, 2025, the Company repurchased 118,726 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units ("RSUs") issued to employees.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2025 was as follows:

Number of Shares
Exercise of outstanding stock options, vesting of RSUs, vesting of performance stock units ("PSUs") and issuance of RSUs vested but not released	1,321,953
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Incentive Compensation Plan	909,877
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,541,449
Total	10,067,167

Note 9. Stock-Based Compensation

Stock Options

A summary of stock option activity for the nine months ended September 30, 2025 is as follows:

	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	444,460	$4.36	1.43	$—
Granted	—	—	—	—
Cancelled or Expired	(444,460)	4.36	—	—
Exercised	—	—	—	—
Balance as of September 30, 2025	—	$—	—	$—
Vested or expected to vest as of September 30, 2025	—	$—	—	$—
Exercisable as of September 30, 2025	—	$—	—	$—

The aggregate intrinsic value in the table above represents the difference between the fair value of the Company’s common stock as of September 30, 2025 and the exercise price of in-the-money stock options multiplied by the number of such stock options. As of September 30, 2025, there was no unrecognized stock-based compensation expense related to stock options.

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2025:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2025	806,985	$6.31
Granted	561,304	3.51
Vested	(349,298)	6.06
Forfeited	(142,911)	8.31
Unvested as of September 30, 2025	876,080	$4.29
RSUs vested but not released	145,873	$5.19

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of September 30, 2025, there was $3.0 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 1.83 years. No tax benefit was realized from RSUs for the nine months ended September 30, 2025.

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

The following is a summary of PSU activity for the nine months ended September 30, 2025:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2025	417,500	$4.07
Granted	20,000	3.51
Vested	(105,000)	4.07
Forfeited	(32,500)	4.07
Unvested as of September 30, 2025	300,000	$4.03

As of September 30, 2025, there was $608,000 of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized over a period of 0.25 years. No tax benefit was realized from PSUs for the three and nine months ended September 30, 2025.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs and PSUs included in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$5	$5	$15	$17
Research and development	36	61	88	138
Selling and marketing	95	182	231	743
General and administrative	572	848	2,077	1,702
Stock-based compensation expense - continuing operations	708	1,096	2,411	2,600
Stock-based compensation expense - discontinued operations	—	4,264	—	5,254
Total	$708	$5,360	$2,411	$7,854

Restricted Stock Unit Net Share Settlements

During the nine months ended September 30, 2025 and 2024, the Company repurchased 118,726 and 412,121 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

Note 10. Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net loss available to common stockholders during the period by the weighted average number of common shares outstanding during that period. Diluted net income per common share is impacted by equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock or the if-converted method of accounting. Dilutive potential common share equivalents are excluded from the computation of net income (loss) per share in loss periods, as their effect would be anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss from continuing operations	$(3,451)	$(9,329)	$(14,282)	$(21,634)
Net income from discontinued operations, net of tax	—	95,278	—	96,809
Net income (loss)	(3,451)	85,949	(14,282)	75,175
Less: accretion of Series B convertible preferred stock dividends	(207)	(201)	(617)	(682)
Net income (loss) available to common stockholders	$(3,658)	$85,748	$(14,899)	$74,493

Weighted average common shares outstanding - basic	23,849	23,660	23,736	23,496
Effect of dilutive potential common shares	—	—	—	—
Weighted average common shares outstanding - diluted	23,849	23,660	23,736	23,496

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.15)	$(0.40)	$(0.63)	$(0.95)
Discontinued operations, net of tax	$—	$4.03	$—	$4.12
Net income (loss) per common share	$(0.15)	$3.62	$(0.63)	$3.17

The following common stock equivalents have been excluded from diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares of common stock subject to outstanding RSUs	876	964	876	964
Shares of common stock subject to outstanding PSUs	300	478	300	478
Shares of common stock subject to outstanding stock options	—	444	—	444
Shares of common stock issuable upon conversion of Series B convertible preferred stock	7,022	6,817	7,022	6,817
Total	8,198	8,703	8,198	8,703

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

Significant Segment Expenses

As the Company's CODM manages operations on a consolidated basis, consolidated net income (loss) from continuing operations as reported in the Company's condensed consolidated statements of comprehensive income (loss) is the U.S. GAAP measure that is used to make operating decisions and evaluate operating performance. The significant expense categories which are used to manage operations are those reflected in the Company's condensed consolidated statements of comprehensive income (loss).

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Americas	$2,571	$2,751	$6,642	$9,095
Europe and the Middle East	1,236	1,641	4,987	6,247
Asia-Pacific	1,202	2,140	3,689	4,589
Total	$5,009	$6,532	$15,318	$19,931

As percentage of net revenue:
Americas	51%	42%	43%	46%
Europe and the Middle East	25%	25%	33%	31%
Asia-Pacific	24%	33%	24%	23%
Total	100%	100%	100%	100%

Concentration of Credit Risk

One customer accounted for 12% and 14% of net revenue for the three and nine months ended September 30, 2025, respectively. One customer accounted for 16% and 11% of net revenue for the three and nine months ended September 30, 2024, respectively. One customer accounted for 13% of net accounts receivable as of September 30, 2025. Two customers accounted for 16% and 11% of net accounts receivable as of December 31, 2024.

Long-lived assets by geographic location as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Property and equipment, net:
Americas	$186	$68
Europe and the Middle East	605	475
Asia-Pacific	6,578	7,151
Total property and equipment, net	$7,369	$7,694

Operating lease right-of-use assets:
Americas	$—	$—
Europe and the Middle East	296	335
Asia-Pacific	683	1,665
Total operating lease right-of-use assets	$979	$2,000

Note 12. Restructuring and Severance

During the three and nine months ended September 30, 2025, restructuring expenses consist of severance costs of $79,000 and $413,000, respectively, and impairments of an operating lease right-of-use assets of $323,000 and $669,000, respectively, primarily associated with shutdown related activities and vacated production space at the Company's Singapore manufacturing facility.

Note 13. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, manufacturing facilities, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $0.1 million and $0.6 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2024, respectively.

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

The table below reconciles the undiscounted cash flows for the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2025 (in thousands):

September 30, 2025
2025 (remaining three months)	$261
2026	841
2027	403
2028	58
Total minimum lease payments	1,563
Less: amount of lease payments representing interest	(106)
Present value of future minimum lease payments	1,457
Less: current liabilities under operating leases	(870)
Long-term operating lease liabilities	$587

As of September 30, 2025, the weighted average remaining lease term for the Company’s operating leases was 1.8 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 7.7%.

In the three and nine months ended September 30, 2025, the Company recorded impairment charges of $323,000 and $669,000, respectively, related to operating lease right-of-use assets associated with vacated production space at its Singapore manufacturing facility.

Cash paid for amounts included in the measurement of operating lease liabilities was $261,000 and $782,000 for the three and nine months ended September 30, 2025, respectively, and $263,000 and $741,000 for the three and nine months ended September 30, 2024, respectively.

Note 14. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of September 30, 2025 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2025 (remaining three months)	$748	$740	$1,488
2026	—	23	23
Total	$748	$763	$1,511

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$324	$128	$214	$217
Charged (credited) to cost of revenue	(25)	(12)	98	(102)
Recovery (cost) of warranty claims	(4)	(16)	(17)	(15)
Balance at end of period	$295	$100	$295	$100

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors”. The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

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

Results of Operations

Our results of operations for the three and nine months ended September 30, 2025 and 2024 are as follows (in thousands, except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Net revenue	$5,009	$6,532	(23%)	$15,318	$19,931	(23%)
Gross profit	534	238	124%	192	1,335	(86%)
Gross profit margin	11%	4%		1%	7%
Operating expenses:
Research and development	828	1,102	(25%)	2,505	2,965	(16%)
Selling and marketing	1,369	1,657	(17%)	4,322	4,654	(7%)
General and administrative	3,517	7,032	(50%)	9,720	15,052	(35%)
Restructuring and severance	402	—	100%	1,082	—	100%
Total operating expenses	6,116	9,791	(38%)	17,629	22,671	(22%)
Loss from continuing operations	(5,582)	(9,553)		(17,437)	(21,336)
Non-operating income (expense):
Interest income, net	1,309	244	436%	3,841	8	N.M.
Foreign currency gains (losses), net	(25)	340	(107%)	(1,425)	55	N.M.
Loss from continuing operations before income tax benefit (provision)	(4,298)	(8,969)		(15,021)	(21,273)
Income tax benefit (provision)	847	(360)	335%	739	(361)	305%
Net loss from continuing operations	(3,451)	(9,329)		(14,282)	(21,634)
Income from discontinued operations, net of tax	—	95,278	(100%)	—	96,809	(100%)
Net income (loss)	$(3,451)	$85,949		$(14,282)	$75,175

N.M. - Not meaningful

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Americas	$2,571	$2,751	(7%)	$6,642	$9,095	(27%)
Europe and the Middle East	1,236	1,641	(25%)	4,987	6,247	(20%)
Asia-Pacific	1,202	2,140	(44%)	3,689	4,589	(20%)
Total	$5,009	$6,532		$15,318	$19,931

Percentage of net revenue:
Americas	51%	42%		43%	46%
Europe and the Middle East	25%	25%		33%	31%
Asia-Pacific	24%	33%		24%	23%
Total	100%	100%		100%	100%

Net Revenue

Net revenue for the three and nine months ended September 30, 2025 was $5.0 million and $15.3 million, respectively, and decreased by $1.5 million and $4.6 million, respectively, compared with net revenue of $6.5 million and $19.9 million in the comparable periods of 2024. Net revenue in the Americas for three and nine months ended September 30, 2025 decreased 7% and 27%, respectively, compared with the comparable periods of 2024. Net revenue in Europe, the Middle East, and the Asia-Pacific for three and nine months ended September 30, 2025 was $2.4 million and $8.7 million, respectively, and decreased 36% and 20%, respectively, compared with $3.8 million and $10.8 million, respectively, in the comparable periods of 2024. The decrease was primarily due to lower unit sales of RFID transponder products as we exit low margin business opportunities, as well as reduced sales to our largest customer, who is working through safety stock they built up in 2024 in anticipation of the transition of production to our Thailand facility.

Gross Profit and Gross Margin

Gross profit for the three and nine months ended September 30, 2025 was $534,000 and $192,000, respectively, compared with $238,000 and $1.3 million, respectively, in the comparable periods of 2024. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, and inventory adjustments, where applicable.

Gross profit margin for the three months ended September 30, 2025 increased to 11% compared with 4% in the comparable period of 2024. The increase was primarily attributable to sales of fully reserved inventory of $222,000, reduction in fixed manufacturing overhead at our discontinued Singapore operation, and improved utilization of our manufacturing production facility in Thailand. Gross profit margin for the nine months ended September 30, 2025 decreased to 1% compared with 7% in the comparable period of 2024. The decrease was attributable to incremental costs related to the transition of production to our Thailand facility and the dual manufacturing sites required during the transition in first half of 2025, combined with underutilization of our manufacturing production facilities due to lower sales. In addition, we recorded a charge to cost of revenue of approximately $639,000 in the second quarter of 2025 related to the write-down of obsolete inventory at our Singapore production facility.

We expect there will be variation in our gross profit from period to period, as our gross profit has been and will continue to be affected primarily by varying mix among our products. Within each product category, gross margins have tended to be consistent, but over time may be affected by a variety of factors, including, without limitation, competition, product pricing, the volume of sales in any given quarter, manufacturing volumes, product configuration and mix, the availability of new products, product enhancements, risk of inventory write-downs and the cost and availability of components. At the end of the second quarter of 2025, we completed production of RFID transponder devices in our manufacturing facility in Singapore. We have requalified our customers in our Thailand production facility. Furthermore, at the end of the fourth quarter of 2025, we expect to complete all shutdown activities associated with our Singapore facility. As a result of the reduction of fixed costs throughout the quarter from our Singapore facility, we expect gross product margins to continue to increase in the fourth quarter of 2025.

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2025 and 2024 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Research and development	$828	$1,102	(25%)	$2,505	$2,965	(16%)
as a % of net revenue	17%	17%		16%	15%

Research and development expenses consist primarily of employee compensation and fees for the development of RFID and BLE inlays, labels, and tags. The majority of our research and development activities focused on the customization of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and nine months ended September 30, 2025 decreased in dollars compared to the comparable prior year periods of 2024 primarily due to lower payroll related costs, as certain research and development activities transitioned to Thailand from our Singapore facility.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Selling and marketing	$1,369	$1,657	(17%)	$4,322	$4,654	(7%)
as a % of net revenue	27%	25%		28%	23%

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three and nine months ended September 30, 2025 decreased in dollars compared to the comparable periods in 2024 primarily due to lower stock-based compensation expense, lower advertising, trade show and travel related costs.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
General and administrative	$3,517	$7,032	(50%)	$9,720	$15,052	(35%)
as a % of net revenue	70%	108%		63%	76%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three and nine months ended September 30, 2025 decreased compared to the comparable periods in 2024 primarily due to strategic review-related costs incurred in 2024 of $3.6 million and $6.1 million, respectively, related to our Asset Sale in 2024 that did not recur in 2025.

Restructuring and Severance

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Restructuring and severance	$402	$—	100%	$1,082	$—	100%

Restructuring expenses for the three and nine months ended September 30, 2025 consist of severance costs of $79,000 and $413,000, respectively, and impairments of operating lease right-of-use assets of $323,000 and $669,000, respectively, primarily associated with shutdown related activities and vacated production space at the Company's Singapore manufacturing facility.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three and nine months ended September 30, 2025 and 2024 is set forth below (dollars in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Interest income, net	$1,309	$244	436%	$3,841	$8	N.M.
Foreign currency gains (losses), net	$(25)	$340	(107%)	$(1,425)	$55	N.M.

N.M. - Not meaningful

Interest income, net consists of interest income generated on our cash equivalents net of interest costs on our financial liabilities and amortization of debt issuance costs in 2024. The increase in interest income, net for the three and nine months ended September 30, 2025 compared to the comparable periods of 2024 was primarily attributable to interest earned on our money market accounts and treasury bills.

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. Dollar, the Euro and the Thai Baht. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Tax Benefit (Provision)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Income tax benefit (provision)	$847	$(360)	335%	$739	$(361)	305%
Effective tax rate	(20%)	4%		(5%)	2%

As of September 30, 2025, our deferred tax assets are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax benefit during the three and nine months ended September 30, 2025, respectively, attributed primarily to a state income tax payable adjustment related to fiscal year 2024. The effective tax rates for the three and nine months ended September 30, 2025 and 2024 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision or benefit in certain foreign jurisdictions, which are subject to higher tax rates.

Income from Discontinued Operations, net of tax

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	% Change	2025	2024	% Change
Income from discontinued operations, net of tax	$—	$95,278	(100%)	$—	$96,809	(100%)

Income from discontinued operations consists of the results of operations, net of tax, of our Physical Security Business which we disclosed as discontinued operations. See Note 3, Discontinued Operations.

Liquidity and Capital Resources

As of September 30, 2025, our working capital, defined as current assets less current liabilities, was $135.4 million, a decrease of $9.5 million compared to $144.9 million as of December 31, 2024. As of September 30, 2025, our cash and cash equivalents balance was $126.3 million.

On November 7, 2024, we announced that our board of directors authorized a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, effective November 15, 2024, we may repurchase up to $10 million of shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means. The timing and amount of shares repurchased depends on a number of factors, including stock price, trading volume, general market and business conditions, liquidity and capital needs, and other factors. The Stock Repurchase Program does not obligate us to repurchase any specific dollar amount or acquire any specific number of shares of common stock. The Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice. As of September 30, 2025, we have repurchased a total of 463,779 shares of common stock under the Stock Repurchase Program for total consideration of approximately $1.9 million. During the three and nine months ended September 30, 2025, there were no repurchases of shares of common stock under the Stock Repurchase Program.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of September 30, 2025, the amount of cash included at such subsidiaries was $13.5 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses in the future. As of September 30, 2025, we had an accumulated deficit of $354.3 million. During the nine months ended September 30, 2025, we had a loss from continuing operations of $14.3 million.

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

The following summarizes our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(9,729)	$(9,510)
Net cash provided by (used in) investing activities	(607)	142,521
Net cash used in financing activities	(398)	(11,712)
Effect of exchange rates on cash, cash equivalents, and restricted cash	1,354	62
Net increase (decrease) in cash, cash equivalents, and restricted cash	(9,380)	121,361
Cash, cash equivalents, and restricted cash at beginning of period	135,946	24,384
Cash, cash equivalents, and restricted cash at end of period	$126,566	$145,745

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2025 of $9.7 million was primarily due to a net loss of $14.3 million, a decrease in cash from net changes in operating assets and liabilities of $430,000, partially offset by adjustments to net loss for certain non-cash items of $5.0 million, primarily consisting of depreciation, amortization, and stock-based compensation.

Cash used in operating activities for the nine months ended September 30, 2024 of $9.5 million was primarily due to adjustments to net income for certain non-cash items of $88.1 million, consisting primarily of the gain on sale of our Physical Security Business of $99.5 million, as well as depreciation, amortization and stock-based compensation, offset by net income of $75.2 million and an increase in cash from net changes in operating assets and liabilities of $3.4 million.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2025 was $607,000 which related primarily to capital expenditures for our manufacturing facility in Thailand, partially offset by proceeds received from an investment.

Cash provided by investing activities for the nine months ended September 30, 2024 was $142.5 million which related primarily to proceeds received in connection with the sale of our Physical Security Business in the third quarter of 2024, partially offset by capital expenditures for our manufacturing facility in Thailand.

Cash flows from financing activities

Cash used in financing activities during the nine months ended September 30, 2025 was $398,000 which related to taxes paid associated with net share settlements of RSUs.

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

During the three months ended September 30, 2025, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Risk Factors”. Except for the risk factor disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, there have been no material changes from the risk factors disclosed in our 2024 Annual Report on Form 10-K. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2025, we repurchased 12,864 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees. There were no repurchases under the Stock Repurchase Program during the three months ended September 30, 2025.

The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended September 30, 2025:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2025 – July 31, 2025	9,538	$3.25	—	—
August 1, 2025 – August 31, 2025	669	3.45	—	—
September 1, 2025 – September 30, 2025	2,657	3.70	—	—
Total	12,864	$3.36	—

(1) Consists of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

IDENTIV, INC.

November 10, 2025	By:	/S/ Kirsten Newquist
Kirsten Newquist
Chief Executive Officer
(Principal Executive Officer)

November 10, 2025	By:	/S/ Ed Kirnbauer
Ed Kirnbauer
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)