Form 10-K
period 2025-12-31
Identiv, Inc.
filed 2026-03-26
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Based on the closing sale price of the Registrant’s Common Stock on the Nasdaq Capital Market on June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of Common Stock held by non-affiliates of the Registrant was $65,443,473.

At March 4, 2026, the Registrant had outstanding 23,948,070 shares of Common Stock, excluding 2,779,974 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE

Designated portions of the Company’s Proxy Statement to be filed within 120 days after the Registrant’s fiscal year end of December 31, 2025 are incorporated by reference into Part II, Item 5 and Part III of this Annual Report on Form 10-K.

Auditor Firm Id:	207	Auditor Name:	BPM LLP	Auditor Location:	San Jose, California

Identiv, Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2025

PART I

ITEM 1. BUSINESS

Statement Regarding Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For example, other than statements of historical facts, statements regarding our strategy, future operations and growth, financial position, expected financial or business results, projected costs, prospects, plans, market trends, potential market size, product attributes and benefits, expected benefits of our strategic partnerships, including supply agreements, growth drivers, competition and competitive advantages, objectives of management, management judgements and estimates, and the expected impact of changes in laws or accounting pronouncements constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Although we believe that our expectations reflected in or suggested by the forward-looking statements that we make in this Annual Report are reasonable, we cannot guarantee future results, performance or achievements. You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this Annual Report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our expectations change, whether as a result of new information, future events or otherwise. We also caution you that such forward-looking statements are subject to risks, uncertainties and other factors, not all of which are known to us or within our control, and that actual events or results may differ materially from those indicated by these forward-looking statements. Factors that could cause our actual results to differ materially from our expectations include, but are not limited to our ability to successfully execute our growth strategy and business plan and develop, manufacture and sell products and solutions for targeted industry segments; our ability to successfully penetrate the healthcare industry and other high-value end markets; continued market acceptance and growth or expansion in our target markets; our ability to perform under and comply with the terms of our strategic partnerships and contracts, including supply agreements; our ability to successfully compete; our history of losses; the effects of product and component shortages; the benefits and attributes of our products and services; the level of customer orders; the ability of our products to perform as expected; fluctuations in net cash provided and used by operating, financing and investing activities; sources and uses of our cash, and expense levels; the loss of significant customers, suppliers, partners or types of business; the impact of macroeconomic conditions, including inflation, tariffs and increases in prices on our business; and the risks discussed elsewhere in this Annual Report under the heading “Risk Factors”. These cautionary statements qualify all of the forward-looking statements included in this Annual Report.

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

Overview

Our vision is to shape a smarter, healthier, and more sustainable future by creating digital identities for everyday products. Our mission is to develop specialty radio-frequency identification ("RFID") and Internet of Things ("IoT") solutions that address our customers' most significant challenges and create new opportunities for them through the digitization and enhanced connectivity to the IoT. We design, produce, and sell RFID and Bluetooth Low Energy (“BLE”) enabled devices, primarily RFID inlays, tags, and labels that can be applied or incorporated into physical objects, providing them with a digital identity and the ability for our customers to track, monitor, authenticate, and engage with consumers. Our IoT inlays, tags, and labels have been integrated into more than a billion and a half applications globally.

By digitally enabling physical objects to connect to the cloud or a device reader, we make those objects more secure, responsive, feature-rich, interactive and customer-connected. RFID powers a wide range of IoT use cases, including product authenticity, customer engagement, enhanced consumer experiences, instrumentation and sensor enabling, brand protection, asset tracking, supply chain management, and tamper detection. Our RFID inlays, tags, and labels, which include tiny, low-cost RFID chips with highly tuned and optimized antennas, software and security can be attached or integrated into almost any physical object, such as a prescription bottle, a plastic pallet, or a smart home device; the devices then communicate through radio frequency (“RF”) and harvest power from the radio signal of a phone or reader in order to run the chip. Furthermore, the device must perform reliably in real-world environments. We design the inlays, including specifying the chip, designing the antennas, embedding the software, enabling security features, and identifying the appropriate materials to support the necessary physical form, that ultimately connect the chips, access their capabilities, manage RF communications and power conversion, and enable the platform for the digital experience.

We have a broad portfolio of device designs, including patented technologies like tag-on-metal, and intellectual property ("IP") we have developed working with early adopters of RFID in multiple customer verticals including smart consumer devices and healthcare. We work closely with our customers to optimize designs so our RFID devices integrate seamlessly into the end solution being built by our customer. The result for the end user is an engaged, dynamic interaction with very high reliability, high data security and optimized power transfer.

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

Growth Strategy

“Perform, Accelerate, Transform” is the strategy framework that we launched in the fourth quarter of 2024 to strengthen and optimize the performance of our core “channel” business, accelerate our growth, with the goal of transforming the business.

First, Perform is focused on strengthening, optimizing, and growing our core “channel” business. The objective of Perform is to grow our market share and increase our profitability in the channel. We are focused on higher margin opportunities with our existing customers and channel partners; realizing the full benefits of the complete transition to our manufacturing facility in Thailand; executing our new product development (“NPD”) projects with discipline; and delighting our customers with excellent customer support and timely product delivery. We have implemented a stage gate process to manage our NPD project pipeline, which is designed to focus our time and R&D resources on the projects with the highest probability of success and discontinue those that we deem financially or technically unviable.

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

Our healthcare growth initiative is focused on three priority areas - medication adherence for home use drug delivery devices, consumable authentication for medical devices and diagnostic test equipment, and condition monitoring for biologics and clinical specimens. We have confirmed through customer discussions and primary and secondary market research that each of these areas has significant unmet needs and a meaningful addressable market that can be addressed through RFID and BLE solutions.

The second growth initiative is focused on consumer and logistics high-value segments. We are focused on several specific use cases: inventory management of plastic pallets and bins in retail distribution centers; smart packaging for luxury products to combat counterfeiting; and home device consumable authentication to reduce counterfeiting and ensure proper assembly and use. We recently announced signing a multi-year, exclusive supply agreement with IFCO, a global provider of reusable packaging solutions for fresh food, to develop and supply next-generation smart BLE labels to be applied to IFCO's pool of reusable plastic containers. Through our channel partnerships, we have traction in the other two priority use cases. We believe the EU’s forthcoming Digital Product Passport ("DPP") regulations also provide some significant tailwinds for growth in these areas.

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

We have also established a dedicated business development team to pursue opportunities within the six applications highlighted in the "Accelerate" pillar of our growth plan. This team leverages the knowledge and expertise gained from developing RFID devices for specific customer applications, and is tasked with driving growth across our target applications.

Research and Development

We are a leader in designing and developing complex, specialty RFID- and BLE-enabled devices. Identiv is recognized for its rapid prototyping and design capabilities. Our R&D team is based in Germany, the region where RFID technology was originally developed, and in Southeast Asia, where the most advanced and flexible RFID production is centered. The R&D team is composed of a core antenna design team, software and encoding specialists, and an experienced team of lab technicians who are all grouped under our NPD organization. The NPD team is augmented by seasoned project managers and a growing product management organization. Our Southeast Asian R&D team is predominantly built around our NPI organization. The NPI team locally interacts with the factory and transitions newly developed products into products which are supposed to be mass produced in our RFID inlay and label factory. We have the capability to develop and deliver highly customized IoT solutions, leveraging antenna designs across near field communication ("NFC"), high frequency ("HF"), dual frequency ("DF"), and ultra-high frequency ("UHF") technologies, along with sensors, materials, and form factors, to meet stringent customer requirements. More complex products, which require the assembly of multiple components including capacitors, resistors, batteries and bigger size integrated circuits ("IC") is a specialty Identiv has been focusing on for the last decade. In addition to its experience with printed batteries for active RFID and BLE solutions, our R&D team continuously evaluates alternate technologies and materials which would address our customer requirements. Our R&D team has a deep relationship with all major RFID, IoT and BLE chip manufacturers and evaluates next generation IC platforms prior to their mass market launch.

Proprietary Technology and Intellectual Property

We rely on a combination of patent, copyright and trademark laws, trade secrets, confidentiality agreements and contractual provisions to protect our proprietary rights. Although we may seek to protect our proprietary technology through patents, it is possible that no new patents will be issued, that our proprietary products or technologies are not patentable, and that any issued patent will fail to provide us with any competitive advantages. The core of our proprietary technology is the combination of our advanced technical expertise combined with our intimate customer knowledge, enabling us to develop and bring to market (and occasionally patent) products uniquely positioned to deliver benefits to customers. We have a portfolio of three patent families (designs, patents, utility models, patents pending and exclusive licenses) in individual or regional filings, covering products, electrical and mechanical designs, software systems and methods and manufacturing process ideas for our various businesses.

Manufacturing and Sources of Supply

Our RFID devices are predominantly manufactured by our own internal manufacturing team in Thailand, primarily using locally sourced components. Our production facility is certified to the ISO 9001:2015 and ISO 14001:2015 quality manufacturing standard. We have implemented quality control programs to satisfy customer requirements for high quality and reliable products. To ensure that products manufactured by third parties are consistent with internal standards, our quality control programs include management of all key aspects of the production process, including establishing product specifications, selecting the components to be used to produce products, selecting the suppliers of these components and negotiating the prices for certain of these components. In addition, we may work with suppliers to improve process control and product design.

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

Human Capital

Our key human capital management objectives are to attract, retain and develop the highest quality talent. To support these objectives, our human resources program is designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay and benefits; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high-performing and diverse workforce. As of December 31, 2025, we had 155 employees, of which 24 were in research and development, 17 were in sales and marketing, 88 were in manufacturing and 26 were in general and administrative. We are not subject to any collective bargaining agreements and, to our knowledge, none of our employees are currently represented by a labor union. To date, we have experienced no work stoppages and believe that our employee relations are generally good.

Corporate Information

Our corporate headquarters is located in Santa Ana, California. We maintain a research and development facility in Germany, a manufacturing facility in Thailand, and local operations and sales facilities in Germany and the United States. We were founded in 1990 in Munich, Germany and incorporated in 1996 under the laws of the State of Delaware.

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

On September 6, 2024, the Company completed the sale of its physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, its wholly-owned subsidiary (the “Physical Security Business”) to Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée, and Buyer assumed certain of the Company’s liabilities related to the Physical Security Business (collectively, the “Asset Sale”) pursuant to that certain Stock and Asset Purchase Agreement, dated as of April 2, 2024 (the “Purchase Agreement”), by and between the Company and Buyer. As consideration for the Asset Sale, the Company received gross proceeds of approximately $143.9 million in cash. Our board of directors has discretion regarding the use of proceeds from the Asset Sale and may use the funds: to repurchase our capital stock pursuant to our $10 million Stock Repurchase Program (as defined below), which was effective November 15, 2024; to pursue growth opportunities for our business; for working capital and other general corporate purposes, which may include sales and marketing activities, research and development, general and administrative matters and capital expenditures; to invest in or acquire complementary businesses, products, services, technologies or assets; or to otherwise execute our growth strategy. Uncertainty regarding the use of proceeds from the Asset Sale may negatively impact the value of our common stock. While our board of directors approved the Stock Repurchase Program, we cannot guarantee that the program will be fully completed. The program does not obligate us to repurchase any specific dollar amount or number of shares of our common stock. Additionally, it may be suspended or terminated at any time at our discretion.

We may use the net proceeds from the Asset Sale for purposes that do not yield a significant return or any return at all for our stockholders. In addition, pending their use, we may invest the net proceeds from the Asset Sale in a manner that does not produce income or that loses value, or in a manner that stockholders do not agree with. For example, repurchases pursuant to our Stock Repurchase Program could affect the trading price of our stock, increase volatility and reduce the market liquidity for our common stock. Further, any repurchases will reduce the amount of cash we have available to fund working capital, capital expenditures, strategic acquisitions or business opportunities, and other general corporate purposes. If we do not invest or apply the net proceeds from the Asset Sale in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

We cannot provide any assurances that we will realize the intended benefits of the Asset Sale.

We cannot provide any assurances that we will realize the intended benefits of the Asset Sale, or realize our goals for the IoT Business. In addition, we have and will continue to experience a significant decrease in revenue as a result of the sale of the Physical Security Business. Any failure to realize the intended benefits of the Asset Sale could have a material adverse impact on our future operating results and financial condition and has and may continue to materially and adversely affect our stock price or trading volume.

Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.

Our business, financial condition and results of operations may be adversely affected by uncertainty and changes in U.S. trade policies, including tariffs, trade agreements or other trade restrictions imposed by the U.S. or other governments. For example, during fiscal 2025, the U.S. government enacted changes to its trade policy, including increasing tariffs on imports, in some cases significantly. Several of these tariff actions were followed by announcements of limited exemptions, temporary pauses, and retaliatory measures against certain U.S. imports. On February 20, 2026, the U.S. Supreme Court invalidated tariffs imposed under the International Emergency Economic Powers Act. The U.S. government subsequently initiated new tariffs at different rates under alternative legislative powers. As of December 31, 2025, approximately 15% of our business is exposed to U.S. tariffs due to our manufacturing in Thailand.

The imposition of, or increase in, tariffs applicable to us, including reciprocal tariffs, has and will continue to increase the cost of importing our products. This could in turn increase our costs unless we are able to implement actions to offset these costs, such as leveraging tariff exemptions where possible, taking actions to optimize our supply chain or source from alternative suppliers, or increasing our prices. While we have developed a pass-through strategy intended to protect margins, the amount of Thailand-origin components required to obtain a valid certificate of origin remains uncertain, particularly in light of recent U.S. enforcement efforts aimed at preventing transshipment. We do not believe our activities constitute transshipments; however, in the event our products are determined to be transshipments, they would be subject to higher tariffs. There can be no assurance that our efforts will be successful or that we will be able to successfully offset or mitigate the resulting increase in our costs. If we are unable to pass on any cost increases or if supply and demand conditions will not support price increases for our products, our revenue and gross margin would be negatively impacted. In addition, retaliatory actions by other countries in response to U.S. trade policy could increase prices for our products and could negatively affect demand for our products.

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

Changes in tariffs and trade restrictions have and may continue to be announced with little or no advance notice. The adoption and expansion of tariffs or other trade restrictions, increasing trade tensions, or other changes in governmental policies related to tariffs, trade agreements or trade policies are difficult to predict, which makes risks difficult to anticipate and mitigate. If we are unable to navigate further changes in U.S. or international trade policy, it could have a material adverse impact on our business, financial condition and results of operations.

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

Such conditions, including but not limited to geopolitical tensions, inflation, tariffs, sanctions or other trade restrictions, slower growth or recession, higher interest rates and currency fluctuations, and other conditions that may impact market volatility, consumer confidence and spending may adversely affect demand for our products and our operations. For example, armed conflicts and heightened geopolitical tensions in the Middle East, including ongoing U.S. and Israeli military operations against Iran, pose risks to the global economy and to our business, even though we do not have direct operations in the region. An escalation of military action in the Middle East could adversely affect global supply chains, including through disruptions to shipping routes and increases in transit times and freight costs for components and raw materials.

During fiscal years 2025 and 2024, we were impacted by adverse macroeconomic conditions including but not limited to inflation, foreign currency fluctuations, and the slowdown of economic activity around the globe. Adverse conditions included experiencing delays and reductions in customer orders, shifting supply chain availability and component shortages. Global economic conditions have also impacted our suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, which then impacted the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and, in turn, may adversely impact our operations. In fiscal year 2025, we were impacted by increases in U.S. tariffs applicable to products manufactured in Thailand, which created additional uncertainty in our supply chain and pricing environment. For additional information regarding our exposure to U.S. trade policy changes and tariffs, see the risk factor entitled “—Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations.”

A material disruption or loss at our sole manufacturing facility could materially adversely affect our business, results of operations and financial condition.

Our sole manufacturing facility is in Thailand, and we do not have a back-up manufacturing facility. Thailand is a region with a known, and recent, history of flooding. If all or a portion of our facility was to suffer a disruption, shutdown or catastrophic loss due to fire, flood, earthquake, terrorism or other natural or man-made disasters, including manufacturing challenges such as equipment or IT failure, or if our facility is found not to be in compliance with regulatory requirements, we may not be able to timely supply our customers.

Establishing a new manufacturing facility or transferring production to an alternative facility would require substantial lead time and capital investment, including costs associated with equipment procurement and installation and regulatory approvals. In addition, we would be required to qualify products manufactured at any new or replacement facility, which could be time-consuming and costly and may result in delays in production and customer shipments.

Any interruptions in production could disrupt our operations, harm our reputation, delay production and shipments, delay or reduce sales and revenue and adversely affect our ability to attract or retain our customers. Such interruptions could also require us to incur significant capital expenditures. If our manufacturing facility becomes unavailable, we may be unable to secure a new manufacturing facility on acceptable terms, or at all. The disruption or loss of production in our manufacturing facility for more than a short period of time could have a material adverse effect on our liquidity, financial position and results of operations. Any losses due to these events may not be covered by our existing insurance policies or may be subject to deductibles.

We depend on a number of suppliers and contract manufacturers for the production of our products and components making us potentially vulnerable to supply disruption.

Our reliance on suppliers and contract manufacturers for the production of our products and components has and may continue to result in product delivery problems and delays. We may suffer a disruption if the supply of components causes us to be unable to purchase sufficient components on a timely basis. For example, the global semiconductor shortage that began in 2021 adversely impacted our ability to meet product demand in a timely fashion and had a negative impact on our revenue and operating results. Low inventory levels can affect our ability to meet customer demand, lengthen lead times and potentially cause us to miss opportunities, lose market share and/or damage customer relationships, also adversely affecting our business. Although we have taken steps to ensure we have adequate supply for expected customer demand, there can be no assurance that our efforts will be successful. If we are not able to get the necessary products and components on a timely basis, our business, financial condition and results of operations may be adversely affected.

Our financial performance depends on the extent and pace of RFID market adoption and end-user adoption of our RFID products and the timing of new customer deployments.

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. If RFID market adoption, and adoption of our products specifically, does not meet our expectations, then our growth prospects and operating results will be adversely affected. If we are unable to meet end-user or customer volume or performance expectations, then our results of operations and business prospects may be adversely affected. In addition, given the uncertainties of the specific timing of our new customer deployments, we cannot be assured that we will have appropriate inventory and capacity levels or that we will not experience inventory shortfalls or overages in the future. We seek to mitigate those risks by being deeply embedded in our customers' design cycle, working with our chip partners on long lead time components, managing our limited capital equipment needs within a short cycle and expanding our facilities to accommodate several scenarios for growth potential. If end users with sizable projects change or delay them, we may experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate that such uncertainty and fluctuations may continue to characterize our business for the foreseeable future.

The loss of one or more significant customers could harm our business.

Sales to our ten largest customers accounted for 54% and 51% of total net revenue in 2025 and 2024, respectively. One customer accounted for 15% of net revenue in 2025, while one customer accounted for 11% of net revenue in 2024. Our loss of one or more significant customers could have a significant adverse impact on our business, financial condition and results of operations.

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

We may be subject to information technology system failures and network disruptions. Despite implementation of security measures, our systems are vulnerable to damage from computer viruses, computer denial-of-service attacks, worms, and other malicious software programs or other attacks, covert introduction of malware to computers and networks, unauthorized access, including impersonation of unauthorized users, efforts to discover and exploit any security vulnerabilities or securities weaknesses, and other similar disruptions. These types of attacks have increased, in general, as more businesses implement remote working environments. Our business is also subject to break-ins, sabotage, and intentional acts of vandalism by third parties as well as intentional and unintentional acts by employees or other insiders with access privileges. Customers’ network and storage applications may be subject to similar disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. Data breaches and any unauthorized access or disclosure of information, employee information, or intellectual property could compromise our intellectual property, trade secrets, and other sensitive business information, any of which could result in legal action against us, exposure of our intellectual property to competitors, damages, fines, and other adverse effects. A data security breach could also lead to public exposure of personal information of employees, customers, and others. Any such theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims.

Cyberattacks, such as computer viruses, or other forms of cyber terrorism, may disrupt access to our network or storage applications. Such disruptions could result in delays or cancellations of customer orders or delays or interruptions in the production or shipment of products. Data security breaches involving customers could affect their financial condition and ability to continue to purchase our products. In addition, cyberattacks may cause us to incur significant remediation costs, result in product development delays, disrupt key business operations, and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expenses, and cause significant harm to our reputation and our business.

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

We market and sell our products and solutions to customers in many countries around the world. To support our global sales, customer base and product development activities, we maintain offices and/or business operations in several locations around the world, including Germany, Thailand, and the U.S. We also maintain a manufacturing facility in Thailand and engage contract manufacturers in multiple countries outside the U.S. Managing our global development, sales, administrative and manufacturing operations places a significant burden on our management resources and our financial processes and exposes us to various risks, including:

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

We sell a significant portion of our products and solutions to partners in the channel, such as converters. Our products are components of solutions that these channel partners then sell to their end customers. Since we do not sell our products directly to the end customer, our lack of visibility could result in an unforeseen reduction in the amount of product we are able to sell, and our revenues could decrease. Some of these channel partners also sell our competitors’ products and, if they favor our competitors’ products for any reason as part of their solution, in particular for standard specification designs, our sales could decline.

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

The impact of health epidemics, pandemics and other outbreaks of infectious disease could negatively impact our operations, supply chain and customer base.

Our business and operations have and may in the future be adversely affected by health epidemics, pandemics and other outbreaks of infectious disease. Our operations and supply chains for certain of our products may be negatively impacted by the regional or global outbreak of illnesses. Any resulting quarantines, labor shortages or other disruptions to our operations, or those of our suppliers or customers, had adversely impacted our sales and operating results, including through additional expenses and strain on the business as well as our supply chain. In addition, an outbreak of infectious disease could adversely affect some of the market verticals that we participate in as well as the general economies and financial markets of many countries, including those in which we operate, negatively impact supply and demand for our products, and result in delayed sales and extended payment cycles for our products and services. Further, a recession, depression, excessive inflation or other sustained adverse market events resulting from the outbreak of infectious diseases that may occur, could materially and adversely affect our business and that of our customers or potential customers. We are unable to accurately fully predict the effect of any such health concerns on our business, which could be affected by other factors we are not currently able to predict, including the success of actions taken to contain or treat future outbreaks of infectious diseases and reactions by consumers, companies, governmental entities and capital markets.

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
•
the impact of increasing tariffs, and freight and logistics costs;
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

Any failure to implement and maintain effective disclosure controls and procedures and internal control over financial reporting, including identifying material weaknesses, could cause investors to lose confidence in the accuracy and completeness of our financial statements and reports, which could adversely affect the market price of our common stock. We could also be subject to fines or investigations by The Nasdaq Stock Market LLC ("Nasdaq"), the SEC and other regulatory authorities.

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
•
global developments, including war and military conflicts (such as the ongoing conflict in Iran and the surrounding region and the conflict between Russia and Ukraine), acts of terrorism, natural disasters, public health crises, and other such events; and
•
general economic conditions and trends.

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

We have reserved shares of common stock for potential future issuance including stock issuable pursuant to our equity incentive plans and the conversion of our preferred stock. As of March 2, 2026, 1,092,015 shares of common stock are reserved for future grants and outstanding equity awards under our equity incentive plans and 8,756,341 shares of common stock are reserved for future issuance in connection with other potential issuances, including conversion of our preferred stock. We may issue additional shares of common stock or other securities that are convertible into or exercisable for shares of common stock in connection with the hiring of personnel, future acquisitions, and future financings or for other business purposes. If we issue additional securities, existing stockholders may experience dilution. In addition, any new securities that we issue may have rights senior to those of our common stock. The issuance of additional shares of common stock or preferred stock or other securities, or the perception that such issuances could occur, may create downward pressure on the trading price of our common stock.

Provisions in our charter documents and Delaware law may delay or prevent our acquisition by another company, which could decrease the value of your shares.

Our certificate of incorporation and bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us or enter into a material transaction with us without the consent of our board of directors including limitations on actions by our stockholders by written consent. Delaware law imposes some restrictions on mergers and business combinations between us and any holder of 15% or more of our outstanding common stock. In addition, our board of directors has the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer. These provisions will apply even if the offer were to be considered adequate by some of our stockholders. Because these provisions may be deemed to discourage a change of control, they may delay or prevent the acquisition of our Company, which could decrease the value of our common stock.

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

We routinely assess material cybersecurity risks, including potential unauthorized occurrences on, or conducted through, our information systems that may compromise the confidentiality, integrity or availability of those systems or information maintained in them. We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments when there is a material change in our business practices that we believe could affect information systems that are vulnerable to cybersecurity threats. These risk assessments include identifying reasonably foreseeable internal and external risks and the potential harm if the risks were to materialize using tools such as Remote Management and Monitoring ("RMM"), Network Vulnerability Scanner, and other utilities for monitoring all Company assets. We conduct these risk assessments directly and engage security product platform support teams as needed.

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

Cybersecurity Governance

One of the key functions of our board of directors is to provide oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing our strategic risk exposure with respect to cybersecurity risks and the audit committee of our board of directors oversees management of such risks. Our executive officers, including our CEO and CFO, are responsible for day-to-day management of the material risks we face.

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

ITEM 2. PROPERTIES

Our corporate headquarters is in Santa Ana, California. We lease additional facilities to house our engineering, sales and marketing, administrative and manufacturing functions. At December 31, 2025, our major facilities consisted of the following:

Location	Function	Square Feet	Lease Expiration
Santa Ana, California(1)	Corporate headquarters; administration; research and development; sales	5,000	January 2028
Sauerlach, Germany	European operations; research and development; sales	5,156	April 2026
Ayutthaya, Thailand	RFID/NFC product manufacturing; research and development	41,441	March 2028

(1) With the closing of the Asset Sale in September 2024, we are currently subleasing approximately 5,000 square feet from Hirsch Secure, Inc., a member of the Vitaprotech Group.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time become subject to various legal proceedings and claims arising in the ordinary course of business or could be named a defendant in other lawsuits. Legal proceedings could result in material costs, occupy significant management resources and entail penalties, even if we prevail. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on our financial condition, results of operations or cash flows. We are not a party to any material legal proceedings as of December 31, 2025.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

Information About Our Executive Officers

Information concerning our executive officers as of March 1, 2026 is as follows:

Kirsten Newquist, age 59, has served as our CEO and as a member of our board of directors since September 2024. Prior to that, from April 2024 to September 2024, she served as our President, IoT Solutions. Prior to joining the Company, Ms. Newquist previously held various roles at Avery Dennison Corporation (NYSE: AVY), a global materials science and digital identification solutions company, including as Global Vice President, Global Healthcare and Product Line Management at Avery Dennison Smartrac from October 2022 to September 2023, Global Vice President/General Manager at Avery Dennison Medical from June 2016 to October 2022, Vice President, Global Business Development at Avery Dennison Medical from June 2011 to June 2016, and Director of New Growth Platforms at Avery Dennison Corporation from May 2007 to June 2011. Prior to Avery Dennison, Ms. Newquist served as a Director at Copia Associates LLC, a private investment firm, from March 2005 to May 2007. From August 2001 to January 2005, Ms. Newquist served as Vice President, Corporate Development at Ancora Management Group, a mail services company that was acquired by Pitney Bowes Inc. (NYSE: BPI), a global shipping and mailing company, in November 2004. She also served as Director of Project Management at Iwerks Entertainment, a designer and manufacturer of software-based entertainment attractions, from January 1990 to August 1996. Ms. Newquist holds a B.S. in Mechanical Engineering from Stanford University and an M.B.A. from the Anderson School at University of California, Los Angeles.

Edward Kirnbauer, age 61, has served as our CFO and Secretary since August 2025 and Global Corporate Controller since November 2015. Prior to that, Mr. Kirnbauer served as Acting CFO and Acting Secretary from July 2025 to August 2025. From October 2021 to December 2021, Mr. Kirnbauer also served as our interim Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer. Previously, from April 2011 to November 2015, Mr. Kirnbauer served as a financial consultant for various companies, including Ducommun Incorporated (NYSE: DCO), an aerospace and defense company, and Multi-Fineline Electronix, Inc. (Nasdaq: MFLX), a technology and electronics manufacturing company. Prior to that, Mr. Kirnbauer served as Vice President of Finance & Administration and Corporate Controller at various companies, including as Corporate Controller for Procom Technology, Inc., a developer of network attached storage appliances, from 2001 to 2006. Mr. Kirnbauer is a Certified Public Accountant and started his career at KPMG LLP. Mr. Kirnbauer holds an M.B.A. from DePaul University’s Charles H. Kellstadt Graduate School of Business, and a B.S. in Accounting from Illinois State University.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Capital Market under the symbol “INVE.” According to data available at March 5, 2026, we had 99 registered holders of our common stock. Not represented in this figure are individual stockholders in Germany whose custodian banks do not release stockholder information to us.

During the three months ended December 31, 2025, we repurchased 9,800 shares of our common stock. The table below sets forth information regarding our purchases of common stock during the three months ended December 31, 2025:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2025 – October 31, 2025	6,862	$3.45	—	—
November 1, 2025 – November 30, 2025	603	4.00	—	—
December 1, 2025 – December 31, 2025	2,335	3.37	—	—
Total	9,800	$3.46	—

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

On September 6, 2024, we completed the sale of our Physical Security Business, which historically represented our Premises segment, as well as our access card and identity reader operations, which were historically part of our Identity segment. As a result, we currently have one reportable segment: the IoT Business segment.

The IoT Business segment develops, manufactures, and supplies specialty IoT solutions tailored for the healthcare, logistics, smart packaging industries and other high-value end markets. Our strategy is focused on developing highly engineered and specialized IoT inlays, tags, and labels for applications that provide significant value to our global customers. These specialty RFID IoT devices, including NFC, HF, UHF and BLE technology are attached to or embedded into physical items, such as medical device consumables, pill containers, wine bottles, consumer appliances, and sports jerseys, providing those items with a unique digital identity. These devices enable unique and secure digital interaction with the physical world while simultaneously capturing relevant data which can then be analyzed and managed by the end customer. We sell our products across multiple industries, focusing on pharmaceutical and medical devices, consumer electronics, mobile devices, wine and spirits, luxury goods, libraries, and logistics.

Closing of Asset Sale

On September 6, 2024, we completed the sale of the Physical Security Business to Buyer, and Buyer assumed certain of our liabilities related to the Physical Security Business pursuant to that certain Stock and Asset Purchase Agreement, dated as of April 2, 2024, by and between the Company and Buyer. As consideration for the Asset Sale, we received gross proceeds of approximately $143.9 million in cash. In connection with the closing of the Asset Sale, we entered into a transition services agreement (the “Transition Services Agreement”) with Buyer, which outlined the information technology, people, and facility support we would provide to Buyer for a period of 12 months to 18 months after the transaction closing date. On September 6, 2025, we and the Buyer completed the transition services and agreed to terminate the Transition Services Agreement.

Following the completion of the Asset Sale, we continue to own the assets and liabilities of our business that were not sold to Buyer, which we refer to herein as the “IoT Business”. The discussion in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, unless otherwise noted, relates solely to our continuing operations.

Factors Affecting Our Performance

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID products in multiple industries. That pace, scope and depth has resulted in large fluctuations in our operating results.

We believe significant improvement in chip capabilities at lower costs has accelerated the opportunities for product engineers to integrate RFID into their products to create new and more engaging customer experiences, reduce counterfeiting, and ensure proper product use and adherence. Though we believe the number of opportunities for RFID-based solutions has increased, the evaluation period and customer adoption for new applications can take anywhere from six months to several years, depending on the industry.

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

Given the uncertainties of the specific timing of our new customer deployments, we cannot assure you that we will have appropriate inventory and capacity levels or that we will not experience inventory shortfalls or overages in the future or acquire inventory at costs to maintain gross margins. We attempt to mitigate those risks by being deeply embedded in our customers’ product design cycles and commercialization planning, working with our chip partners on long lead time components, managing our limited capital equipment needs within a short cycle and future proofing our facilities to accommodate several scenarios for growth potential.

If end users with sizable projects change or delay them, we may experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate that uncertainty to continue to characterize our business for the foreseeable future.

RFID Device Production Transition

At the end of the second quarter of 2025, we completed the transition of all of our RFID inlay, tag, and label production to our new state of the art manufacturing facility in Thailand and discontinued production in our manufacturing facility in Singapore. We completed all shut down activities in the Singapore site by end of fourth quarter of 2025. As a result, we are maintaining and producing products from one location, significantly reducing manufacturing overhead costs and increasing production efficiency.

Focus on High-Margin Opportunities

To strengthen and grow our core channel business, we are prioritizing higher margin opportunities with existing customers and channel partners. Higher margin opportunities often involve complex devices as compared to standard specification products, and require a certain amount of customization for the customer. Increasing technological complexity often necessitates more development resources and longer evaluation periods to ensure the product meets customer needs. In choosing to prioritize higher margin opportunities, we have, and may continue to, decide not to support low-margin projects that may generate revenue. This has and may continue to result in a negative impact on our operating results.

Competitive Landscape

We have seen a large increase in global production capacity at several of our RFID competitors. This has resulted in competitive pricing pressure, and, in response, we exited some of our lowest margin business. We largely completed the exit of this low margin business by the end of fourth quarter 2025.

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

We have also recently been, and expect to continue to be, impacted by other adverse macroeconomic conditions, including but not limited to, inflation, foreign currency fluctuations, tariffs, global trade disruption, geopolitical activity, and the slowdown of economic activity around the globe. These conditions may also impact our customers, suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, which then impacts the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and, in turn, may adversely impact our financial position, results of operations, and cash flows. As of December 31, 2025, approximately 15% of our business is exposed to U.S. tariffs due to our manufacturing in Thailand.

The imposition of, or increase in tariffs, applicable to us has and will continue to increase our costs unless we are able to offset them, including through leveraging tariff exemptions, optimizing our supply chain or sourcing from alternative suppliers, or increasing prices. While we have developed a pass-through strategy intended to protect margins, the amount of Thailand-origin components required to obtain a valid certificate of origin remains uncertain, particularly in light of recent U.S. enforcement efforts aimed at preventing transshipment. We do not believe our activities constitute transshipments; however, in the event our products are determined to be transshipments, they would be subject to higher tariffs. There can be no assurance that we will be able to offset or mitigate the resulting increase in our costs, and if we are unable to pass on any cost increases or if supply and demand conditions do not support price increases for our products, our revenue and gross margin would be negatively impacted.

Effects of Asset Sale

Our business has and will continue to be affected by the Asset Sale. The Asset Sale included assets and operations that had historically represented the majority of our revenues, as well as a substantial portion of our assets. The gross margin profile of our continuing business has and will continue to be significantly lower than our historical total gross margins prior to the Asset Sale across a lower revenue base. As a result, we expect our loss from continuing operations to continue until we substantially increase our revenue to achieve scale.

For additional information regarding the risks related to our continuing business, see “Risks Related to our Business, Products, and Industry” under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

Results of Operations

Our results of operations for the years ended December 31, 2025 and 2024 is as follows (in thousands, except percentages).

	Year Ended December 31,
	2025	2024	% Change
Net revenue	21,484	26,628	(19%)
Gross profit	1,307	340	284%
Gross profit margin	6%	1%
Operating expenses:
Research and development	3,278	3,887	(16%)
Selling and marketing	5,583	5,727	(3%)
General and administrative	13,068	18,147	(28%)
Restructuring and severance	1,524	540	182%
Total operating expenses	23,453	28,301	(17%)
Loss from continuing operations	(22,146)	(27,961)
Non-operating income (expense):
Interest income, net	5,023	1,352	272%
Foreign currency gains (losses), net	(1,148)	788	(246%)
Loss from continuing operations before income tax provision	(18,271)	(25,821)
Income tax benefit (provision)	268	(90)	(398%)
Net loss from continuing operations	(18,003)	(25,911)
Net income (loss) from discontinued operations, net of tax:
Loss from Physical Security Business, net of tax	—	(2,778)	(100%)
Gain on sale of Physical Security Business, net of tax	—	103,509	100%
Total income from discontinued operations, net of tax	—	100,731
Net income (loss)	$(18,003)	$74,820

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Year Ended December 31,
	2025	2024	% Change
Americas	$10,042	$12,022	(16)%
Europe and the Middle East	7,178	7,591	(5)%
Asia-Pacific	4,264	7,015	(39)%
Total	$21,484	$26,628	(19)%
As a percentage of net revenue:
Americas	47%	45%
Europe and the Middle East	33%	29%
Asia-Pacific	20%	26%
Total	100%	100%

Net Revenue

Net revenue was $21.5 million in 2025, a decrease of $5.1 million compared with $26.6 million in 2024. Net revenue in the Americas in 2025 decreased 16% compared with 2024. Net revenue in Europe, the Middle East, and the Asia-Pacific in 2025 was $11.4 million, a decrease of 22% compared with $14.6 million in 2024. The decrease was primarily due to lower unit sales of RFID transponder products as we exit low margin business opportunities, as well as reduced sales to our largest customer, who was working through safety stock they built up in 2024 in anticipation of the transition of production to our Thailand facility.

Gross Profit and Gross Margin

Gross profit for 2025 was $1.3 million compared to $0.3 million in 2024. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, and inventory adjustments, where applicable.

Gross profit margin in 2025 increased to 6.1% from 1.3% in 2024. The increase in gross profit margin was primarily attributable to the reduction in fixed manufacturing overhead costs at our discontinued Singapore operation beginning in the second half of 2025, and improved utilization of our manufacturing production facility in Thailand. This improvement was partially offset by incremental costs related to the transition of production to our Thailand facility and the dual manufacturing sites required during the transition in the first half of 2025.

We expect there will be variation in our gross profit from period to period, as our gross profit has been and will continue to be affected primarily by varying mix among our products. Within each product category, gross margins have tended to be consistent, but over time may be affected by a variety of factors, including, without limitation, competition, product pricing, the volume of sales in any given quarter, manufacturing volumes, product configuration and mix, the availability of new products, product enhancements, risk of inventory write-downs and the cost and availability of components. At the end of the second quarter of 2025, we ceased production of RFID transponder devices in our manufacturing facility in Singapore. We have requalified our customers in our Thailand production facility. Furthermore, at the end of the fourth quarter of 2025, we substantially completed all shutdown activities associated with our Singapore facility. As a result of the reduction of fixed costs in the second half of 2025 from our Singapore facility, we expect gross product margins to continue to increase in 2026.

Operating Expenses

Information about our operating expenses for the years ended December 31, 2025 and 2024 is set forth below.

Research and Development

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Research and development expenses	$3,278	$3,887	$(609)	(16)%
Percentage of revenue	15%	15%

Research and development expenses consist primarily of employee compensation and fees for the development of our products. We focus the majority of our research and development activities on the continued development of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses in 2025 decreased compared with 2024 primarily due to lower salaries and related costs associated with the re-alignment of certain individuals in 2025 from research and development to general and administrative, as well as certain research and development activities transitioning to Thailand from our Singapore facility.

Selling and Marketing

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Selling and marketing expenses	$5,583	$5,727	$(144)	(3)%
Percentage of revenue	26%	22%

Selling and marketing expenses consist primarily of employee compensation as well as amortization expense of certain intangible assets, customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses in 2025 decreased compared with 2024 primarily due to lower professional service fees, and lower advertising, trade show and travel related costs year over year.

General and Administrative

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
General and administrative expenses	$13,068	$18,147	$(5,079)	(28)%
Percentage of revenue	61%	68%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses in 2025 decreased compared with 2024 primarily due to strategic review-related costs incurred in 2024 of $6.2 million compared with $864,000 incurred in 2025.

Restructuring and Severance

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Restructuring and severance expenses	$1,524	$540	$984	182%

Restructuring and severance expenses incurred in 2025 consisted primarily of severance costs of $626,000 and impairments of operating lease right-of-use assets of $800,000 primarily associated with shutdown related activities and vacated production space at our Singapore manufacturing facility. Restructuring and severance expenses in 2024 consisted of severance-related costs.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the years ended December 31, 2025 and 2024 is set forth below.

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Interest income, net	$5,023	$1,352	$3,671	272%
Foreign currency gains (losses), net	$(1,148)	$788	$(1,936)	(246)%

Interest income (expense), net consists of interest income generated on our cash equivalents net of interest costs on our financial liabilities and amortization of debt issuance costs in 2024. The increase in interest income, net in 2025 compared with 2024 was primarily attributable to interest earned on our money market accounts, fixed term deposit accounts, and treasury bills.

Changes in currency valuation in the periods mainly were the result of favorable exchange rate movements between the U.S. dollar, the Euro and the Thai Baht. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Tax Benefit (Provision)

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Income tax benefit (provision)	$268	$(90)	$358	(398)%
Effective tax rate	(1)%	0%

As of December 31, 2025, our deferred tax assets are fully offset by a valuation allowance. Accounting Standards Codification (“ASC”) 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax benefit during the year ended December 31, 2025. The effective tax rate for the year ended December 31, 2025 differs from the federal statutory rate of 21% primarily due to the change in the valuation allowance, stock-based compensation, adjustments to previously estimated state income taxes upon finalizing tax returns, and the provisions in certain foreign jurisdictions. The effective tax rate for the year ended December 31, 2024 differs from the federal statutory rate of 21% primarily due to a change in valuation allowance, stock-based compensation, and the provisions in certain foreign jurisdictions, which are subject to higher tax rates.

Income (Loss) from Discontinued Operations, net of tax

	Year Ended December 31,
	2025	2024	$ Change	% Change
	($ in thousands)
Loss from Physical Security Business, net of tax	$—	$(2,778)	$2,778	(100)%
Gain on sale of Physical Security Business, net of tax	$—	$103,509	$(103,509)	100%

Income (loss) from discontinued operations consists of the results of operations, net of tax, as well as the gain on sale of our Physical Security Business which we disclosed as discontinued operations. See Note 3, Discontinued Operations.

Liquidity and Capital Resources

As of December 31, 2025, our working capital, defined as current assets less current liabilities, was $133.3 million, a decrease of $11.6 million compared to $144.9 million as of December 31, 2024. As of December 31, 2025, our cash and cash equivalents balance was $128.6 million.

On November 7, 2024, we announced that our board of directors authorized the Stock Repurchase Program. Under the Stock Repurchase Program, effective November 15, 2024, we may repurchase up to $10 million of shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means. The timing and amount of shares repurchased depends on a number of factors, including stock price, trading volume, general market and business conditions, liquidity and capital needs, and other factors. The Stock Repurchase Program does not obligate us to repurchase any specific dollar amount or acquire any specific number of shares of common stock. The Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice. During the year ended December 31, 2024, we repurchased 463,779 shares of common stock under the Stock Repurchase Program for total consideration of approximately $1.9 million. During the year ended December 31, 2025, there were no repurchases of shares of common stock under the Stock Repurchase Program.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of December 31, 2025, the amount of cash included at such subsidiaries was $12.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses in the future. As of December 31, 2025, we had a total accumulated deficit of $358.1 million. During the year ended December 31, 2025, we had a loss from continuing operations of $18.0 million.

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

The following summarizes our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(6,703)	$(15,433)
Net cash provided by (used in) investing activities	(810)	141,493
Net cash used in financing activities	(431)	(13,634)
Effect of exchange rates on cash, cash equivalents, and restricted cash	907	(864)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,037)	111,562
Cash, cash equivalents, and restricted cash, beginning of year	135,946	24,384
Cash, cash equivalents, and restricted cash, end of year	$128,909	$135,946

Cash flows from operating activities

Cash used in operating activities in 2025 of $6.7 million was primarily due to a net loss of $18.0 million, partially offset by certain non-cash items of $7.1 million, consisting primarily of depreciation, amortization, and stock-based compensation and an increase in cash from net changes in operating assets and liabilities of $4.2 million.

Cash used in operating activities in 2024 of $15.4 million was primarily due to certain non-cash items of $89.4 million, consisting primarily of the gain on sale of our Physical Security Business of $103.5 million, as well as depreciation, amortization and stock-based compensation, partially offset by net income of $74.8 million and an increase in cash from net changes in operating assets and liabilities of $0.8 million.

Cash flows from investing activities

Cash used in investing activities in 2025 was $0.8 million which consisted of capital expenditures for our manufacturing facility in Thailand, partially offset by proceeds received on an investment.

Cash provided by investing activities in 2024 was $141.5 million which related primarily to net proceeds received in connection with the sale of our Physical Security Business in the third quarter of 2024, partially offset by capital expenditures for our manufacturing facility in Thailand.

Cash flows from financing activities

Cash used in financing activities in 2025 was $0.4 million related to net share settlements of RSUs.

Cash used in financing activities in 2024 was $13.6 million, which consisted of net repayments of $10.1 million under a revolving loan facility, net share settlements of RSUs of $1.6 million, and repurchases of our common stock of $1.9 million.

Contractual Obligations

We lease facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. See Note 13, Leases, in the accompanying notes to our consolidated financial statements.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these orders or contractual commitments. See Note 15, Commitments and Contingencies, in the accompanying notes to our consolidated financial statements.

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

Revenue Recognition

We recognize revenue when we transfer control of promised products to our customers in an amount that reflects the consideration we expect to receive in exchange for those products. For contracts with multiple performance obligations, we allocate the transaction price of the contract to each performance obligation, generally on a relative basis using its standalone selling price. The stated contract value is generally the transaction price to be allocated to the separate performance obligations. Revenue is recognized net of any taxes collected from our customers that are subsequently remitted to governmental authorities. Prepayments received from a customer in advance of the transfer of control of products to the customer are accounted for as deferred revenue.

Provision for Credit Losses

Our provision for credit losses is based on our assessment of the collectability of customer accounts. We regularly review our receivables that remain outstanding past their applicable payment terms and establish an allowance and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay. Although we expect to collect net amounts due as stated on the consolidated balance sheets, actual collections may differ from these estimated amounts.

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

As of December 31, 2025, we have federal and state income tax net operating loss (“NOL”) carryforwards of $96.5 million and $46.5 million, respectively, which will expire at various dates.

We believe that it is more likely than not that the benefit from these NOL carryforwards will not be realized. Accordingly, we have provided a full valuation allowance on any potential deferred tax assets relating to these NOL carryforwards. If our assumptions change and we determine we will be able to realize these NOLs, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2025, will be accounted for as a reduction of income tax expense.

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

We do not believe that any of the unrecognized tax benefits, excluding the associated interest and penalties, were able to be recognized at the end of 2025.

We consider the earnings of our non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. Should we decide to repatriate foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Identiv, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Identiv, Inc. (a Delaware Corporation) and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

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

Inventory Valuation – Adjustments for Excess or Obsolete Inventories

As described in Notes 2 and 6 to the consolidated financial statements, the Company’s consolidated inventories balance was $7.4 million as of December 31, 2025. The Company’s inventories are valued using standard cost, approximating average cost, and are stated at the lower of cost or net realizable value. The Company adjusts the carrying value of inventories based on assumptions about future demand, market conditions and technical obsolescence. If actual demand were to be substantially lower than estimated, there could be a significant adverse impact on the carrying value of inventories and results of operations.

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

San Jose, California

March 26, 2026

IDENTIV, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$128,609	$135,646
Restricted cash	300	300
Accounts receivable, net of allowances of $657 and $655 as of December 31, 2025 and 2024, respectively	4,070	4,214
Inventories	7,419	7,475
Prepaid expenses and other current assets	2,267	5,210
Total current assets	142,665	152,845
Property and equipment, net	7,316	7,694
Operating lease right-of-use assets	841	2,000
Other assets	515	686
Total assets	$151,337	$163,225

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,619	$2,746
Operating lease liabilities	331	852
Deferred revenue	2,760	—
Accrued compensation and related benefits	776	862
Accrued income taxes payable	288	1,173
Other accrued expenses and liabilities	1,619	2,327
Total current liabilities	9,393	7,960
Long-term operating lease liabilities	525	1,167
Other long-term liabilities	718	29
Total liabilities	10,636	9,156

Commitments and contingencies (see Note 15)
Stockholders' equity:
Series B preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 26,436 and 25,974 shares issued and 23,765 and 23,431 shares outstanding as of December 31, 2025 and 2024, respectively	26	26
Additional paid-in capital	512,684	509,482
Treasury stock 2,671 and 2,543 shares as of December 31, 2025 and 2024, respectively	(16,921)	(16,490)
Accumulated deficit	(358,053)	(340,050)
Accumulated other comprehensive income	2,960	1,096
Total stockholders' equity	140,701	154,069
Total liabilities and stockholders' equity	$151,337	$163,225

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024
Net revenue	$21,484	$26,628
Cost of revenue	20,177	26,288
Gross profit	1,307	340
Operating expenses:
Research and development	3,278	3,887
Selling and marketing	5,583	5,727
General and administrative	13,068	18,147
Restructuring and severance	1,524	540
Total operating expenses	23,453	28,301
Loss from continuing operations	(22,146)	(27,961)
Non-operating income (expense):
Interest income, net	5,023	1,352
Foreign currency gains (losses), net	(1,148)	788
Loss from continuing operations before income tax benefit (provision)	(18,271)	(25,821)
Income tax benefit (provision)	268	(90)
Net loss from continuing operations	(18,003)	(25,911)
Income (loss) from discontinued operations, net of tax:
Loss from Physical Security Business, net of tax	—	(2,778)
Gain on sale of Physical Security Business, net of tax	—	103,509
Total income from discontinued operations, net of tax	—	100,731
Net income (loss)	$(18,003)	$74,820

Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	1,864	(233)
Comprehensive income (loss)	$(16,139)	$74,587

Net income (loss) per common share:
Basic and diluted - continuing operations	$(0.79)	$(1.14)
Basic and diluted - discontinued operations	$—	$4.27
Basic and diluted - net income (loss)	$(0.79)	$3.14

Weighted average shares outstanding:
Basic and diluted	23,782	23,581

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except par value)

					Additional			Accumulated Other
	Series B Preferred Stock		Common Stock		Paid-in	Treasury	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2024	5,000	$5	23,247	$25	$500,752	$(12,969)	$(414,870)	$1,329	$74,272
Net income	—	—	—	—	—	—	74,820	—	74,820
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(233)	(233)
Issuance of common stock in connection with vesting of stock awards	—	—	1,072	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	8,730	—	—	—	8,730
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(424)	—	—	(1,642)	—	—	(1,642)
Repurchases of common stock	—	—	(464)	—	—	(1,879)	—	—	(1,879)
Balances, December 31, 2024	5,000	5	23,431	26	509,482	(16,490)	(340,050)	1,096	154,069
Net loss	—	—	—	—	—	—	(18,003)	—	(18,003)
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	1,864	1,864
Issuance of common stock in connection with vesting of stock awards	—	—	463	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	3,202	—	—	—	3,202
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(129)	—	—	(431)	—	—	(431)
Balances, December 31, 2025	5,000	$5	23,765	$26	$512,684	$(16,921)	$(358,053)	$2,960	$140,701

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(18,003)	$74,820
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,026	2,870
Gain on sale of discontinued operations, net of taxes	—	(103,509)
Amortization of operating lease right-of-use assets	424	1,473
Write down of inventory	639	807
Amortization of debt issuance costs	—	113
Stock-based compensation expense	3,202	8,730
Impairment of operating lease right-of-use assets	800	—
Loss on disposal of property and equipment	—	98
Changes in operating assets and liabilities:
Accounts receivable	150	6,158
Inventories	(309)	4,482
Prepaid expenses and other assets	2,857	(2,613)
Accounts payable	1,032	(5,318)
Deferred revenue	2,760	311
Accrued income taxes payable	(885)	(2,017)
Accrued expenses and other liabilities	(131)	(365)
Operating lease liabilities	(1,265)	(1,473)
Net cash used in operating activities	(6,703)	(15,433)
Cash flows from investing activities:
Capital expenditures	(1,108)	(1,493)
Proceeds from sale of discontinued operations, net of cash sold	—	142,986
Proceeds from investment	298	—
Net cash provided by (used in) investing activities	(810)	141,493
Cash flows from financing activities:
Borrowings under revolving loan facility, net of issuance costs	—	9,887
Repayments under revolving loan facility	—	(20,000)
Taxes paid related to net share settlement of restricted stock units	(431)	(1,642)
Repurchases of common stock	—	(1,879)
Net cash used in financing activities	(431)	(13,634)
Effect of exchange rates on cash, cash equivalents, and restricted cash	907	(864)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,037)	111,562
Cash, cash equivalents and restricted cash
Beginning of period	135,946	24,384
End of period	$128,909	$135,946
Supplemental Disclosures of Cash Flow Information:
Interest paid	$—	$324
Income taxes payments (refunds), net	$(1,909)	$4,181
Non-cash investing and financing activities:
Dividends earned on Series B preferred stock	$824	$883
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$65	$560

The accompanying notes are an integral part of these consolidated financial statements.

IDENTIV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business

Description of Business — Identiv, Inc. and its wholly owned subsidiaries (the “Company”) develops, manufactures, and supplies specialty IoT solutions tailored for the healthcare industry and other high-value end markets. The Company's specialty radio-frequency identification ("RFID") IoT devices, including near field communication ("NFC"), high frequency ("HF"), dual frequency ("DF"), ultra-high frequency ("UHF") and Bluetooth Low Energy ("BLE") technology, are attached to or embedded into physical items, such as medical device consumables, pill containers, wine bottles, consumer appliances and sports jerseys, providing those items with a unique digital identity. These devices enable unique and secure digital interaction with the physical world while simultaneously capturing relevant data which can then be analyzed and managed by the end customer. The Company sells its products across multiple industries, focusing on pharmaceutical and medical devices, consumer electronics, mobile devices, wine and spirits, luxury goods, libraries, and logistics. The Company’s corporate headquarters are in Santa Ana, California. The Company maintains a research and development facility in Germany, a manufacturing facility in Thailand, and local operations and sales facilities in Germany and the United States. The Company was founded in 1990 in Munich, Germany and was incorporated in 1996 under the laws of the State of Delaware.

On September 6, 2024, the Company completed the sale of its physical security, access card, and identity reader operations and assets, including all outstanding shares of Identiv Private Limited, its wholly-owned subsidiary (the “Physical Security Business"), to Hawk Acquisition, Inc., a Delaware corporation (“Buyer”) and a wholly-owned subsidiary of Vitaprotech SAS, a French société par actions simplifiée. Due to the sale of its Physical Security Business in 2024, the Company has classified the results of the Physical Security Business as discontinued operations on its consolidated statement of comprehensive income (loss) for the 2024 period presented. See Note 3, Discontinued Operations, for additional disclosure related to discontinued operations. The discussion in the notes to these consolidated financial statements, unless otherwise noted, relates solely to the Company's continuing operations.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications — Certain reclassifications have been made to the fiscal year 2024 consolidated financial statements to conform to the fiscal year 2025 presentation. The reclassifications had no impact on net income (loss), total assets, total liabilities, or stockholders’ equity.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. The Company believes judgment is involved in determining revenue recognition; analysis of provision for credit losses; the recoverability of long-lived assets; stock-based compensation expense; and income tax uncertainties. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. Actual results could differ materially from those estimates and assumptions.

Cash Equivalents and Restricted Cash — Cash equivalents comprise highly liquid investments, including money market accounts, fixed term deposit accounts, and treasury bills with original maturities of less than 90 days at the date of purchase. Restricted cash as of December 31, 2025 and 2024 pertain to a letter of credit with one of the Company's suppliers.

Concentration of Credit Risk — Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents with what it considers high credit quality financial institutions. One customer accounted for 15% of net revenue for the year ended December 31, 2025, and one customer accounted for 11% of net revenue for the year ended December 31, 2024. As of December 31, 2025, two customers accounted for 19% and 15%, respectively, of the Company's accounts receivable, net balance. As of December 31, 2024, two customers accounted for 16% and 11%, respectively, of the Company's accounts receivable, net balance. The Company does not require collateral or other security to support accounts receivable. To reduce risk, the Company’s management performs ongoing credit evaluations of its customers’ financial condition. The Company maintains a provision for potential credit losses in its consolidated financial statements. The Company relies upon a limited number of suppliers for some key components of their products which exposes them to various risks. As of December 31, 2025, two suppliers accounted for 41% and 10%, respectively, of the Company's accounts payable. As of December 31, 2024, no suppliers accounted for 10% or more of the Company's accounts payable.

Provision for Credit Losses — The provision for credit losses is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews its receivables that remain outstanding past their applicable payment terms and establishes a provision and potential write-offs by considering factors such as historical experience, credit quality, age of the accounts receivable balances, and current and future economic conditions that may affect a customer’s ability to pay. Although the Company expects to collect net amounts due as stated on the consolidated balance sheets, actual collections may differ from these estimated amounts.

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

Long-Lived Assets — The Company reviews long‑lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. An impairment loss is recognized when the total estimated future undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows or other appropriate measures of fair value. There were no material impairment losses recorded during the years ended December 31, 2025 or 2024.

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

The Company capitalizes certain costs for its internal-use software incurred during the application development stage. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Internal-use software is amortized on a straight line basis over its estimated useful life, generally three years. The estimated useful life is determined based on management’s judgment on how long the core technology and functionality serves internal needs and the customer base. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. The capitalized software development costs and related amortization expense recorded were not significant for the years ended December 31, 2025 or 2024.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising costs were not significant for the years ended December 31, 2025 or 2024.

Stock-based Compensation — The Company accounts for all stock-based payment awards, including employee stock options, restricted stock awards, and performance share units in accordance with Accounting Standards Codification ("ASC") 718, Compensation-Stock Compensation (“ASC 718”). Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the fair value of the award. Compensation expense for all stock-based payment awards is recognized using the straight-line single-option approach. Employee stock options awards are valued under the single-option approach and amortized on a straight-line basis, net of estimated forfeitures. The value of the portion of the stock option award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of comprehensive income (loss). See Note 9, Stock-Based Compensation, for further information regarding the Company’s stock-based compensation assumptions and expenses.

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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the accompanying consolidated statements of comprehensive income (loss). Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheets. See Note 7, Income Taxes, for further information regarding the Company’s tax disclosures.

Net Income (Loss) Per Share — Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares and dilutive-potential common share equivalents outstanding during the period (using the treasury stock or if-converted method), if applicable. Dilutive-potential common share equivalents are excluded from the computation of net income (loss) per share in loss periods, as their effect would be antidilutive. See Note 10, Net Income (Loss) per Common Share, for further information regarding the Company’s computation of both basic and diluted net income (loss) per common share.

Comprehensive Income (Loss) — Comprehensive income (loss) for the years ended December 31, 2025 and 2024 has been disclosed within the consolidated statements of comprehensive income (loss). Other accumulated comprehensive income (loss) includes net foreign currency translation adjustments, net of tax, which are excluded from consolidated net income (loss).

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

Recent Issued Accounting Standards Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its financial position or results of operations upon adoption.

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific categories within the notes to the consolidated financial statements. ASU 2024-03 is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its financial statements and related disclosures.

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

Adoption of New Accounting Standards

In December 2023, the FASB released ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which amends income tax disclosure requirements to enhance the transparency and decision usefulness for users of the consolidated financial statements. The Company adopted ASU 2023-09 effective December 31, 2025. The guidance was applied retrospectively, and the consolidated financial statements reflect the disclosures for the years ended December 31, 2025, and 2024.

Note 3. Discontinued Operations

On September 6, 2024, the Company completed the sale of its Physical Security Business to Buyer, and Buyer assumed certain of the Company’s liabilities related to the Physical Security Business (collectively, the “Asset Sale”) pursuant to that certain Stock and Asset Purchase Agreement, dated as of April 2, 2024 (the “Purchase Agreement”), by and between the Company and Buyer. As consideration for the Asset Sale, the Company received gross proceeds of approximately $143.9 million in cash.

In connection with the closing of the Asset Sale, the Company and Buyer entered into a transition services agreement (the “Transition Services Agreement”). The Transition Services Agreement outlined the information technology, people, and facility support the Company provided to Buyer for a period of 12 months to 18 months after the transaction closing date. The agreed upon charges for such services were intended to allow the Company and Buyer, respectively, to recover all costs and expenses of providing such services. On September 6, 2025, the Company and Buyer completed the transition services and agreed to terminate the Transition Services Agreement. Fees earned and incurred under the Transition Services Agreement for the years ended December 31, 2025 and 2024 were immaterial.

As the sale of the Company's Physical Security Business represented a significant strategic shift that has a material effect on the Company's operations and financial results, the Company has separately reported the results of its Physical Security Business as discontinued operations in the consolidated statements of comprehensive income (loss) for the 2024 period presented.

The following presents the financial results of discontinued operations for the year ended December 31, 2024 (in thousands):

Year Ended December 31,
2024
Net revenue	$42,473
Cost of revenue	22,825
Gross profit	19,648
Operating expenses:
Research and development	6,514
Selling and marketing	11,960
General and administrative	3,741
Restructuring and severance	145
Total operating expenses	22,360
Loss from operations	(2,712)
Non-operating income (expense):
Foreign currency losses, net	(25)
Loss before income tax provision	(2,737)
Income tax provision	(41)
Net loss	$(2,778)

The cash flows related to the discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The following presents the significant non-cash items and capital expenditures related to discontinued operations for the year ended December 31, 2024 (in thousands):

Year Ended December 31,
2024
Depreciation and amortization	$892
Capital expenditures	322
Stock-based compensation	5,254

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers based on the shipping location of the customer. The geographic regions that are tracked are the Americas, Europe and the Middle East, and Asia-Pacific regions. See Note 11, Segment Reporting for net revenue based on the disaggregation criteria noted above. All revenues from continuing operations are recognized at a point in time following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.

Contract Balances

Amounts prepaid in advance of the transfer of control of products to customers are accounted for as deferred revenue and represent contract liabilities. Deferred revenue is recognized as revenue when control of the related product is transferred to the customer. In the fourth quarter of 2025, the Company received approximately $2.8 million from a customer for delivery of RFID transponder products that are expected to be delivered in the first quarter of 2026. Accordingly, this amount was recorded as deferred revenue as of December 31, 2025. As of December 31, 2024, there were no contractual obligations accounted for as deferred revenue.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2025 and 2024, the only assets measured and recognized at fair value on a recurring basis were cash equivalents, which consisted of treasury bills of $28.9 million and $83.0 million, respectively, with maturities less than 90 days (Level 1 fair value measurements). As of December 31, 2025 and 2024, there were no liabilities measured and recognized at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

As of December 31, 2025 and 2024, the Company had $200,000 and $348,000, respectively, of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 assets due to the absence of quoted market prices and inherent lack of liquidity. In the second quarter of 2025, the Company converted a $150,000 convertible promissory note into equity. In the third quarter of 2025, the Company received proceeds of $298,000 representing its remaining ownership in the privately-held investment. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying consolidated balance sheets.

As of December 31, 2025 and 2024, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued expenses and liabilities approximate fair value due to their short maturities.

Note 6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	December 31,
	2025	2024
Raw materials	$4,854	$3,893
Finished goods	2,565	3,582
Total	$7,419	$7,475

The Company wrote down inventory of approximately $639,000 in 2025 related to obsolete inventory at our Singapore production facility and approximately $807,000 in 2024 for inventory designated specifically for one customer that phased out of a legacy program earlier than expected.

Property and equipment, net consists of (in thousands):

	December 31,
	2025	2024
Building and leasehold improvements	$1,305	$1,315
Furniture, fixtures and office equipment	152	221
Plant and machinery	8,903	17,967
Purchased software	780	724
Total	11,140	20,227
Accumulated depreciation	(3,824)	(12,533)
Property and equipment, net	$7,316	$7,694

The Company recorded depreciation expense of $2.0 million during each of the years ended December 31, 2025 and 2024. Depreciation expense included in discontinued operations was $0.2 million for the year ended December 31, 2024.

Other accrued expenses and liabilities consist of (in thousands):

	December 31,
	2025	2024
Accrued professional fees	$802	$526
Accrued warranties	250	214
Amounts payable under the Transition Services Agreement	6	354
Amounts payable related to purchase price adjustment	—	474
Other accrued expenses	561	759
Total	$1,619	$2,327

Note 7. Income Taxes

Loss from continuing operations before income tax benefit (provision) for domestic and non-U.S. operations is as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Loss from continuing operations before income tax benefit (provision):
U.S.	$(17,389)	$(27,317)
Foreign	(882)	1,496
Loss from continuing operations before income tax benefit (provision)	$(18,271)	$(25,821)

The income tax benefit (provision) consisted of the following (in thousands):

	For the Year Ended December 31,
	2025	2024
Deferred:
Federal	$—	$—
State	—	—
Foreign	—	—
	$—	$—
Current:
Federal	$—	$—
State	166	(39)
Foreign	102	(51)
Total current	268	(90)
Total income tax benefit (provision)	$268	$(90)

Significant items making up deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Allowances not currently deductible for tax purposes	$140	$186
Net operating loss carryforwards	35,802	27,577
General carryforwards	—	1,533
Stock-based compensation	1,077	1,334
Accrued and other	908	1,992
	37,927	32,622
Less valuation allowance	(37,013)	(32,299)
	914	323
Deferred tax liabilities:
Depreciation and amortization	(3)	—
State income taxes	(911)	(323)
	(914)	(323)
Net deferred tax asset	$—	$—

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence such as the Company’s projections for future growth.

A valuation allowance of $37.0 million and $32.3 million, as of December 31, 2025 and 2024, respectively, has been recorded to offset the related net deferred tax assets as the Company is unable to conclude that it is more likely than not that such deferred tax assets will be realized. The net deferred tax liabilities are primarily from deferral of state income taxes.

The following table summarizes the Company’s net deferred tax assets valuation allowance activity (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$32,299	$56,045
Increases in valuation allowance	4,714	—
Decreases in valuation allowance	—	(23,746)
Balance at end of period	$37,013	$32,299

Section 951A under the Tax Cuts and Jobs Act (the “Act”) requires a U.S. shareholder of a controlled foreign corporation to include in taxable income the shareholder’s share of global intangible low-taxed income (“GILTI”) for the year. The Company has determined that the Section 951A provisions do apply to its operations and relationships with its controlled foreign corporations (“CFCs”). The Company recorded no GILTI income from continuing operations in 2025 and 2024. The Act also changed the treatment of Section 174 research and experimental costs beginning January 1, 2022. Historically, taxpayers had the option of expensing Section 174 costs currently or amortizing over five years. The Act provision requires taxpayers to now capitalize such costs and amortize over five years for research conducted domestically or fifteen years if conducted outside of the U.S. The One Big Beautiful Bill Act (“OBBBA”) enacted on July 4, 2025, changed the provisions of Section 174 and domestic research costs have returned to the option of immediately expensing or amortizing over five years. The Company has elected to immediately expense domestic related research costs in the current year.

As of December 31, 2025, the Company had net operating loss carryforwards of $96.5 million for federal, $46.5 million for state and $52.1 million for foreign income tax purposes. Certain of the Company’s federal, state and foreign loss carryforwards have started expiring and will continue to expire through 2045 if not utilized.

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

The income tax benefit (provision) reconciled to the amount computed by applying the statutory federal tax rate to the loss from continuing operations before income tax benefit (provision) is as follows (in thousands):

	Year Ended		Year Ended
	December 31, 2025		December 31, 2024
	Amount	%	Amount	%
Income tax benefit (provision) at U.S. federal statutory tax rate	$3,837	21.00%	$5,422	21.00%
State income taxes, net of federal benefit*	(29)	(0.16)%	(31)	(0.12)%
State taxes - current taxes return to provision adjustment	698	3.82%	—	—
Foreign tax effects:
Japan
Statutory tax rate differential	295	1.61%	(50)	(0.19)%
Germany
Statutory tax rate differential	278	1.52%	—	—
Singapore
Statutory tax rate differential	(189)	(1.03)%	—	—
Canada
Statutory tax rate differential	(513)	(2.81)%	—	—
Thailand
Statutory tax rate differential	43	0.24%	—	—
Other jurisdictions	2	0.01%	—	—
Changes in valuation allowances	(2,732)	(14.95)%	(4,655)	(18.03)%
Nontaxable or nondeductible items:
Stock compensation	(537)	(2.94)%	(744)	(2.88)%
Other	(2)	(0.01)%	(31)	(0.12)%
Changes in unrecognized tax benefits	(683)	(3.74)%	(1)	(0.01)%
Other:
Return to provision adjustments	(200)	(1.09)%	—	—
Total income tax benefit (provision)	$268	1.47%	$(90)	(0.35)%

* State taxes in California and Texas made up the majority (greater than 50 percent) of the effect in this category.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits with an impact on the Company’s consolidated balance sheets or statements of comprehensive income (loss) is as follows (in thousands):

	December 31,
	2025	2024
Balance at beginning of period	$2,282	$2,279
Additions based on tax positions related to the current year	8	1
Additions for tax positions of prior years	—	2
Reductions in prior year tax positions	(196)	—
Balance at end of period	$2,094	$2,282

While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits as presented in the above table would materially change in the next 12 months.

As of December 31, 2025 and 2024, the Company recognized liabilities for unrecognized tax benefits of $2.1 million and $2.3 million, respectively. During the year ended December 31, 2025, $0.7 million of unrecognized tax benefits related to certain deferred tax assets were reclassified to current tax liabilities due to changes in expected settlement periods. Because these deferred tax assets were fully offset by a valuation allowance, the reclassification had no impact on the Company's tax rate, but resulted in a reclassification within the consolidated balance sheet. As of December 31, 2024, all unrecognized tax benefits related to deferred tax assets were fully offset by a valuation allowance, resulting in no impact to income tax expense or the effective tax rate upon recognition.

The Company recognizes interest and penalties related to unrecognized tax benefits in other expense. For the years ended December 31, 2025 and 2024, interest and penalties were not material.

The Company files U.S. federal, U.S. state and foreign tax returns. The Company generally is no longer subject to tax examinations for years prior to 2020. However, if loss carryforwards of tax years prior to 2017 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities.

The following table summarizes the Company’s income taxes paid, net of refunds (in thousands):

	Year Ended December 31,
	2025	2024
Income tax payments (refunds), net
Federal	$—	$—
State
California	(2,948)	3,523
Other states	67	39
Foreign
Germany	932	—
United Kingdom	—	590
Other	40	29
Taxes payments (refunds), net	$(1,909)	$4,181

Note 8. Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, 40,000 of which have been designated as Series A Participating Preferred Stock, par value $0.001 per share, and 5,000,000 of which have been designated as Series B Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). No shares of the Company’s Series A Participating Preferred Stock were outstanding as of December 31, 2025 and 2024. At both December 31, 2025 and 2024, 5,000,000 shares of the Series B Preferred Stock were outstanding.

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

Series B Preferred Stock and Private Placement

On December 20, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of 21 April Fund, Ltd. and 21 April Fund, LP (collectively, the “Purchasers”), pursuant to which the Company, in a private placement, agreed to issue and sell to the Purchasers an aggregate of up to 5,000,000 shares of the Series B Preferred Stock, $0.001 par value per share. The Purchasers agreed to purchase an aggregate of 3,000,000 Series B Preferred Stock at a price of $4.00 per share in cash at the initial closing of the transaction, and at the sole option of the Company, an additional 2,000,000 Series B Preferred Stock at a price of $4.00 per share in cash at a second closing, if any (the “Private Placement”). The total purchase price payable to the Company was $20,000,000, of which $12,000,000 was paid at the initial closing. On May 30, 2018, the Company issued 2,000,000 Series B Preferred Stock at a price of $4.00 per share in the second closing of the Private Placement. Gross proceeds to the Company from the second closing were approximately $8.0 million, before deducting fees and certain expenses payable by the Company. The proceeds from the issuance of the Series B Preferred Stock were required to be used to pay off existing debt obligations of the Company and to fund future acquisitions of technology, business and other assets by the Company.

Each share of Series B Preferred Stock shall be convertible into the Company’s common stock (i) following the sixth (6th) anniversary of the initial closing of the Private Placement or (ii) if earlier, during the thirty (30) day period following the last trading day of any period of three (3) or more consecutive trading days that the closing market price of the Company’s common stock exceeds $10.00. Each share of Series B Preferred Stock is convertible at the option of the holder into such number of shares of the Company’s common stock determined by taking the accreted value of such share of Series B Preferred Stock (purchase price plus accrued but unpaid dividends) and dividing such value by the stated value of such share of Series B Preferred Stock ($4.00 per share, subject to adjustment for dilutive issuances, stock splits, stock dividends and the like); provided, however, that the Company shall not convert any Series B Preferred Stock if doing so would cause the holder thereof, along with its affiliates, to beneficially own in excess of 19.9% of the outstanding common stock immediately after giving effect to the applicable conversion (the “Ownership Limitation”), unless waiver of this restriction has been effected by the holder requesting conversion of Series B Preferred Stock.

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B Preferred Stock as of December 31, 2025 would be convertible into 7,074,030 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of December 31, 2025, none of the contingent conditions to adjust the conversion rate had been met.

Each share of Series B Preferred Stock is entitled to a cumulative annual dividend of 5% for the first six (6) years following the issuance of such share and 3% for each year thereafter, with the Company retaining the option to settle each year’s dividend after the tenth (10th) year in cash. The dividends accrue and are payable in kind upon such time as the shares convert into the Company’s common stock. In general, the shares are not entitled to vote except in certain limited cases, including in change of control transactions where the expected price per share distributable to the Company’s stockholders is expected to be less than $4.00 per share. The Certificate of Designation with respect to the Series B Preferred Stock further provides that in the event of, among other things, any change of control, liquidation or dissolution of the Company, the holders of the Series B Preferred Stock will be entitled to receive, on a pari passu basis with the holders of the common stock, the same amount and form of consideration that the holders of the Company’s common stock receive (on an as-if-converted-to-common-stock basis and without regard to the Ownership Limitation applicable to the Series B Preferred Stock).

Series B Preferred Stock Dividend Accretion

The following table summarizes Series B Preferred Stock and the accretion of dividend activity for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Series B Preferred Stock:
Balance at beginning of period	$27,472	$26,589
Cumulative dividends on Series B Preferred Stock	824	883
Balance at end of period	$28,296	$27,472
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	6,868	6,647
Cumulative dividends on Series B Preferred Stock	206	221
Number of shares at end of period	7,074	6,868

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

During the year ended December 31, 2025, there were no repurchases of shares of common stock under the Stock Repurchase Program. During the year ended December 31, 2024, the Company repurchased 463,779 shares of common stock under the Stock Repurchase Program for total consideration of approximately $1.9 million.

During the years ended December 31, 2025 and 2024, the Company repurchased 128,526 and 423,679 shares of our common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units ("RSUs") issued to employees.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of December 31, 2025 was as follows:

Exercise of outstanding stock options, vesting of RSUs, vesting of performance stock units ("PSUs") and issuance of RSUs vested but not released	1,262,886
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Plan	933,553
Shares of common stock issuable upon conversion of Series B Preferred Stock	7,541,449
Total	10,031,776

Note 9. Stock-Based Compensation

Stock Incentive Plan

The Company maintains a stock-based compensation plan, the 2011 Incentive Compensation Plan, as amended (the “2011 Plan”), to attract, motivate, retain and reward employees, directors and consultants by providing its Board or a committee of the Board the discretion to award equity incentives to these persons.

On June 6, 2011, the Company’s stockholders approved the 2011 Plan, which is administered by the Compensation Committee of the Board. The 2011 Plan provides that stock options, stock units, restricted shares, and stock appreciation rights may be granted to executive officers, directors, consultants, and other key employees. In aggregate, as of December 31, 2025, 933,553 shares were available for future grant under the 2011 Plan. As of December 31, 2025, the number of shares of common stock authorized for issuance under the 2011 Plan totaled 6,759,956 shares.

Stock Options

The following is a summary of stock option activity for the year ended December 31, 2025:

	Number Outstanding	Average Exercise Price per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance as of January 1, 2025	444,460	$4.36	1.43	$—
Granted	—	—		—
Cancelled or Expired	(444,460)	4.36		—
Exercised	—	—		—
Balance as of December 31, 2025	—	$—	—	$—
Vested or expected to vest as of December 31, 2025	—	$—	—	$—
Exercisable as of December 31, 2025	$—	$—	—	$—

Restricted Stock Units

The following is a summary of RSU activity for the year ended December 31, 2025:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2025	806,985	$6.31
Granted	561,304	3.51
Vested	(419,848)	5.83
Forfeited	(156,787)	7.91
Unvested as of December 31, 2025	791,654	$4.26
RSUs vested but not released	171,232	$4.78

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of December 31, 2025, there was $2.4 million of unrecognized compensation cost related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 1.7 years. No tax benefit was realized from RSUs for the year ended December 31, 2025.

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

The following is a summary of PSU activity for the year ended December 31, 2025:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2025	417,500	$4.07
Granted	20,000	3.51
Vested	(105,000)	4.07
Forfeited	(32,500)	4.07
Unvested as of December 31, 2025	300,000	$4.03

As of December 31, 2025, there was $0.4 million of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized or forfeited in the third quarter of 2026. No tax benefit was realized from PSUs for the year ended December 31, 2025.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs, and PSUs included in the consolidated statements of comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2025	2024
Cost of revenue	$21	$22
Research and development	129	201
Selling and marketing	317	848
General and administrative	2,735	2,405
Stock-based compensation expense - continuing operations	3,202	3,476
Stock-based compensation expense - discontinued operations	—	5,254
Total	$3,202	$8,730

Restricted Stock Unit Net Share Settlements

During the years ended December 31, 2025 and 2024, the Company repurchased 128,526 and 423,679 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

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

The calculations for basic and diluted net income (loss) per common share are as follows:

	Year Ended December 31,
	2025	2024
Net loss from continuing operations	$(18,003)	$(25,911)
Net income from discontinued operations, net of tax	—	100,731
Net income (loss)	(18,003)	74,820
Less: accretion of Series B Preferred Stock dividends	(824)	(883)
Net income (loss) available to common stockholders	$(18,827)	$73,937

Weighted average common shares outstanding - basic and diluted	23,782	23,581

Basic and diluted net income (loss) per common share:
Continuing operations	$(0.79)	$(1.14)
Discontinued operations, net of tax	$—	$4.27
Net income (loss) per common share	$(0.79)	$3.14

The following common stock equivalents have been excluded from diluted net income (loss) per share for the fiscal years presented below because their inclusion would have been anti-dilutive (in thousands):

	December 31,
	2025	2024
Shares of common stock subject to outstanding RSUs	792	807
Shares of common stock subject to outstanding PSUs	300	418
Shares of common stock subject to outstanding stock options	—	444
Shares of common stock issuable upon conversion of Series B Preferred Stock	7,074	6,868
Total	8,166	8,537

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

As disclosed in Note 1, Description of Business and Note 3, Discontinued Operations, in 2024, the Company completed the sale of its Physical Security Business, which historically represented primarily the Company's Premises segment. As a result, the Company has one reportable segment: the IoT Business segment.

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

Geographic Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the years ended December 31, 2025 and 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Americas	$10,042	$12,022
Europe and the Middle East	7,178	7,591
Asia-Pacific	4,264	7,015
Total	$21,484	$26,628
As percentage of net revenue:
Americas	47%	45%
Europe and the Middle East	33%	29%
Asia-Pacific	20%	26%
Total	100%	100%

Long-lived assets by geographic location as of December 31, 2025 and 2024 are as follows (in thousands):

	December 31,
	2025	2024
Property and equipment, net:
Americas	$200	$68
Europe and the Middle East	680	475
Asia-Pacific	6,436	7,151
Total property and equipment, net	$7,316	$7,694

Operating lease ROU assets:
Americas	$—	$—
Europe and the Middle East	282	335
Asia-Pacific	559	1,665
Total operating lease ROU assets	$841	$2,000

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

Note 12. Restructuring and Severance

During the year ended December 31, 2025, restructuring and severance expenses consisted primarily of severance related costs of $626,000 and impairments of operating lease ROU assets of $800,000 associated with shutdown related activities and vacated production space at the Company's Singapore manufacturing facility. During the year ended December 31, 2024, restructuring expenses consisted of severance related costs of $540,000. As of December 31, 2025, there was no accrual for restructuring activities, while as of December 31, 2024, the Company had a restructuring accrual of $293,000 related to severance.

Note 13. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense included in continuing operations was $0.8 million and $0.9 million for the years ended December 31, 2025 and 2024, respectively. Total rent expense included in discontinued operations was $0.9 million for the year ended December 31, 2024.

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

The table below reconciles the undiscounted cash flows for the first five years and the total of the remaining years to the operating lease liabilities recorded on the consolidated balance sheets as of December 31, 2025 (in thousands):

December 31,
2025
2026	$440
2027	419
2028	68
Total minimum lease payments	927
Less: amount of lease payments representing interest	(71)
Present value of future minimum lease payments	856
Less: current liabilities under operating leases	(331)
Long-term operating lease liabilities	$525

As of December 31, 2025, the weighted average remaining lease term for the Company’s operating leases was 2.1 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 7.7%.

Cash paid for amounts included in the measurement of operating lease liabilities was $1.5 million, which included $0.4 million of payments made at the surrender of the Singapore leases to satisfy the remainder of the operating lease liabilities, and $1.7 million for the years ended December 31, 2025 and 2024, respectively.

Note 14. Legal Proceedings

The Company may from time to time become subject to claims arising in the ordinary course of business or could be named a defendant in additional lawsuits. The outcome of such claims or other proceedings cannot be predicted with certainty and may have a material effect on the Company’s financial condition, results of operations or cash flows. The Company is not a party to any material legal proceedings as of December 31, 2025.

Note 15. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of December 31, 2025 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2026	$9,735	$21	$9,756
2027	17	—	17
Total	$9,752	$21	$9,773

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual activity during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of period	$214	$217
Accruals for warranties charged to expense	53	12
Cost of warranty claims	(17)	(15)
Balance at end of period	$250	$214

The Company provides warranties on certain product sales for 12 months, and allowances for estimated warranty costs are recorded during the period of sale. The determination of such allowances requires the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company currently establishes warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differ significantly from the Company’s estimates, adjustments to recognize additional cost of sales may be required in future periods. Historically the warranty accrual and the expense amounts have been immaterial.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the fiscal year ended December 31, 2025, as required in Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of members of our senior management, including our CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures are those controls and other procedures that are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Based on our evaluation, our management, including our CEO and CFO, concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, including our CEO and CFO, assessed our internal control over financial reporting as of December 31, 2025. In making the assessment of internal control over financial reporting, our management based its assessment on the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework of 2013.” Our management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal accounting and finance organization.

Based on management's assessment, management has concluded that the Company's internal controls over financial reporting was effective as of December 31, 2025.

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting during the three months ended December 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the Company’s fiscal quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 concerning our directors will be set forth under the captions “Election of Directors” and “Policy for Director Recommendations and Nominations” in our Proxy Statement relating to our 2026 Annual Meeting of Stockholders, referred to in this Annual Report on Form 10-K as the “Proxy Statement,” which we expect to file within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K. Such information is incorporated herein by reference. Certain information required by this item concerning executive officers is set forth in Part I of this Annual Report under the caption “Information About Our Executive Officers” and is incorporated herein by reference. Item 405 of Regulation S-K calls for disclosure of any known late filing or failure of an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure of a delinquent reports is being made, it can be found under, and is incorporated herein by reference to the section of the Proxy Statement captioned “Delinquent Section 16(a) Reports.” The information required by this item concerning our code of ethics is incorporated by reference to the section captioned “Code of Conduct and Ethics” in our Proxy Statement. To date, there have been no waivers under our Code of Conduct and Ethics. We intend to disclose future amendments to certain provisions of our Code of Conduct and Ethics or waivers of such code granted to executive officers and directors on our website at www.identiv.com within four business days following the date of such amendment or waiver. The information required by this item concerning the audit committee of our board of directors is incorporated by reference to the section captioned “Committees of the Board of Directors” in our Proxy Statement.

We have adopted an insider trading policy governing the purchase, sale, and/or other disposition of the Company’s securities by our directors, officers, employees, and other covered persons that we believe is reasonably designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards. A copy of our insider trading policy is included as Exhibit 19.1 to this Annual Report on Form 10‑K.

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

3.1	Restated Certificate of Incorporation of Identiv, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 13, 2025).

3.2	Amended and Restated Bylaws of Identiv, Inc., as amended June 10, 2025 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 8, 2025).

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.)

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

19.1#	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company's Annual Report on Form 10-K filed on March 17, 2025).

21.1^	Subsidiaries of the Registrant.

23.1^	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (included on the signature page hereof.)

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Document
97.1	Incentive-Based Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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
Kirsten Newquist
Chief Executive Officer

March 26, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Kirsten Newquist and Edward Kirnbauer, and each of them, his or her true and lawful attorneys in fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys in fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Kirsten Newquist	Chief Executive Officer and Director	March 26, 2026
Kirsten Newquist	(Principal Executive Officer)

/s/ Edward Kirnbauer	Chief Financial Officer	March 26, 2026
Edward Kirnbauer	(Principal Financial and Accounting Officer)

/s/ James E. Ousley	Chairman of the Board and Director	March 26, 2026
James E. Ousley

/s/ Laura Angelini	Director	March 26, 2026
Laura Angelini

/s/ Gary Kremen	Director	March 26, 2026
Gary Kremen

/s/ Richard E. Kuntz	Director	March 26, 2026
Richard E. Kuntz

/s/ Miguel a. lopez	Director	March 26, 2026
Miguel A. Lopez