Form 10-K/A
period 2025-12-31
Identiv, Inc.
filed 2026-04-29
CIK 1036044

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

At April 15, 2026, the Registrant had outstanding 24,002,872 shares of Common Stock, excluding 2,787,285 shares held in treasury.

Auditor Firm Id:	207	Auditor Name:	BPM LLP	Auditor Location:	San Jose, California

Identiv, Inc.

Form 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2025

EXPLANATORY NOTE

Identiv, Inc. (the “Company,” “we,” “our,” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, originally filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2026 (the “Original Report”). The Original Report omitted Part III, Items 10, 11, 12, 13 and 14 in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the SEC not later than 120 days after the end of the fiscal year.

This Amendment is being filed solely to amend Part III, Items 10, 11, 12, 13 and 14 of the Original Report to include the information required by such Items, and to file an additional exhibit. We are also filing as exhibits to this Amendment the certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted, and we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Identiv, Inc.

Form 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2025

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following provides the names, ages (as of April 15, 2026) and description of the backgrounds of our directors.

Name	Age	Chair of the Board	Audit Committee	Compensation Committee	Nominating Committee
Laura Angelini	62		X	X	X
Gary Kremen	62
Richard E. Kuntz, M.D.	69				X
Miguel A. Lopez	66		X	X
Kirsten F. Newquist	59
James E. Ousley	80	X	X	X	X

Laura Angelini has served as a director of the Company since October 2022. Ms. Angelini served as General Manager of the Renal Care Global Business Unit at Baxter International Inc. (NYSE: BAX), a healthcare company, from October 2016 to July 2021. Prior to that, Ms. Angelini served in various roles at Johnson & Johnson (NYSE: JNJ), a healthcare company, from July 1991 to September 2016, including as President of North America and Global Franchise Development of Vision Care from 2013 to 2016, Vice-President of Global Strategic Marketing of Ethicon from 2012 to 2013, and Vice President of Medical Devices & Diagnostics of Eastern Europe from 2010 to 2011. Over the course of her career, Ms. Angelini scaled businesses across global functions, led strategy design for profitability and market-leading performance, and created innovation strategies for digital transformation in healthcare and medical devices. Ms. Angelini currently serves as a member of the board of directors of Knowles Corporation (NYSE: KN), a global provider of specialty electronic components, Technimark LLC, a manufacturer of injection-molded packaging and components, DCC plc, a sales, marketing and support services group, and as a member of the board of trustees of Jacksonville University. Ms. Angelini received a bachelor’s degree from University La Sapienza, Rome Italy. Ms. Angelini brings to the Board of Directors substantial knowledge and experience in the healthcare industry, an important vertical for the Company’s growth strategy, scaling growth businesses, and driving commercialization of innovative technology solutions. Ms. Angelini’s experience in managing global operations for large, multinational healthcare companies and integrating leading-edge technology into their operational processes makes her a valuable addition to our Board of Directors.

Gary Kremen has served as a director of the Company since February 2014. Mr. Kremen is an entrepreneur and has been an investor in over 100 private technology companies, private equity funds and venture capital funds. Companies he has founded or co-founded include Match.com (now Match Group), one of the world’s largest dating websites, Clean Power Finance (now Spruce Finance), a leading white-label residential solar finance company as well as Pace Avenue, a customer acquisition firm marketing renewable energy and energy efficiency solutions to low and moderate income households. Mr. Kremen is credited as the primary inventor on a 1995-filed patent for dynamic web pages as well as four other issued patents. Mr. Kremen serves as a board member and/or principal or managing partner to several private companies, including CapGain Solutions, a provider of financial services, and Voter.vote, a political outreach software company. Previously, Mr. Kremen served on the board of directors of Water Assurance Partners, LLC, a provider of agriculture water services, as well as several non-profit entities, including the Santa Clara Valley Water District, San Luis & Delta-Mendota Water Authority, San Francisquito Creek Joint Powers Authority, Delta Conveyance Finance Authority, and the University of California Merced Foundation. He holds two B.S. degrees: one in Electrical Engineering and the other in Computer Science, both from Northwestern University, as well as an M.B.A. from the Stanford University Graduate School of Business. Mr. Kremen brings to the Board of Directors his significant experience as a technology entrepreneur and strong expertise in corporate finance. His expertise with emerging technology companies, his knowledge of corporate finance and public markets, and his experience as a technology investor and connections to the investment community make him a valuable addition to our Board of Directors.

Richard E. Kuntz, M.D. has served as a director of the Company since October 2022. Dr. Kuntz has served as Senior Vice President, Chief Medical and Scientific Officer of Medtronic plc, a medical device company, from January 2015 to May 2022, and of Medtronic, Inc. from August 2009 to December 2014. Prior to that, he was Senior Vice President and President of Medtronic Neuromodulation from October 2005 to August 2009. Prior to his 17 years at Medtronic, Dr. Kuntz was the Founder and Chief Scientific Officer of the Harvard Clinical Research Institute and he also served as Associate Professor of Medicine at Harvard Medical School, Chief of the Division of Clinical Biometrics, and an interventional cardiologist in the division of cardiovascular diseases at the Brigham and Women’s Hospital in Boston. Dr. Kuntz also currently serves as a member of the board of directors of ZimVie Inc. (Nasdaq: ZIMV), a medical technology company since March 2022, Bactiguard Holding AB, a Swedish medical technology company, since October 2022, and DiaMedica Therapeutics, Inc. (Nasdaq: DMAC), a biopharmaceutical company, since May 2023. In addition, Dr. Kuntz currently serves as a member of the board of directors for private companies including Rockley Photonics Holdings Ltd, a digital health monitoring systems company, since August 2022, Cognito Therapeutics Inc., a medical technology manufacturing company, since

October 2022, and Endospan Ltd., a medical technology company, since January 2024. Dr. Kuntz graduated from Miami University and received his medical degree from Case Western Reserve University School of Medicine. Dr. Kuntz received his M.S. in biostatistics from the Harvard T.H. Chan School of Public Health. Dr. Kuntz brings to the Board of Directors substantial knowledge and expertise in the healthcare industry, an important vertical for the Company’s growth strategy, and developing technology solutions for medical devices. Dr. Kuntz's experience as an executive officer in a large multinational medical device company, his knowledge of and insights into the healthcare industry and its customers, his experience as a director on public company boards and his experience as a practicing physician make him a valuable addition to our Board of Directors.

Miguel (“Mick”) A. Lopez has served as a director of the Company since April 2025. Mr. Lopez currently serves on the board of directors of GoPro, Inc. (Nasdaq: GPRO), a consumer electronics and camera technology company. He served on the board of directors of Zeekr Group (NYSE: ZK), a global electric vehicle company, until December 2025. From June 2020 to November 2024, he served as Chief Financial Officer at Ribbon Communications (Nasdaq: RBBN), a provider of communications software and network solutions. Prior to that, Mr. Lopez served as Chief Financial Officer at Vista Outdoor Inc. (NYSE: VSTO), a designer and manufacturer of outdoor sports and recreation products, from April 2018 to May 2020, Veritas Technologies LLC, an enterprise data management software company, from February 2016 to July 2017, and Harris Corporation (currently L3 Harris Technologies, Inc. (NYSE: LHX)), a defense and communications technology company, from February 2014 to January 2016, and Aricent Group, a global engineering services company, from November 2011 to January 2014. Mr. Lopez has also held senior financial leadership roles at Cisco Systems, Inc. (Nasdaq: CSCO), a global networking and IT company, Tyco Fire & Security, a security and fire protection company, and International Business Machines Corporation (IBM) (NYSE: IBM), a multinational technology and consulting company. Mr. Lopez received his MBA from The University of Chicago and his BSBA from Georgetown University. He is a Certified Public Accountant (retired) in the State of Florida. Mr. Lopez brings to the Board of Directors his decades of strategic and financial expertise, his extensive experience in mergers and acquisitions, and his strong background in corporate governance. Mr. Lopez’s financial expertise and experience balancing growth, profitability, and capital decisions while navigating complex regulatory, risk, and macroeconomic challenges make him a valuable addition to our Board of Directors.

Kirsten F. Newquist has served as the Company’s Chief Executive Officer and as a director of the Company since September 2024. Prior to that, from April 2024 to September 2024, she served as the Company’s President, IoT Solutions. Prior to joining the Company, she held increasingly senior roles at Avery Dennison Corporation (NYSE: AVY), a global materials science and digital identification solutions company, including as Global Vice President, Global Healthcare and Product Line Management at Avery Dennison Smartrac from October 2022 to September 2023, Global Vice President/General Manager at Avery Dennison Medical from June 2016 to October 2022, Vice President, Global Business Development at Avery Dennison Medical from June 2011 to June 2016, and Director of New Growth Platforms at Avery Dennison Corporation from May 2007 to June 2011. Prior to Avery Dennison, Ms. Newquist served as a Director at Copia Associates LLC, a private investment firm, from March 2005 to May 2007. From August 2001 to January 2005, Ms. Newquist served as Vice President, Corporate Development at Ancora Management Group, a mail services company that was acquired by Pitney Bowes Inc. (NYSE: PBI), a global shipping and mailing company, in November 2004. She also served as Director of Project Management at Iwerks Entertainment, a designer and manufacturer of software-based entertainment attractions, from January 1990 to August 1996. Ms. Newquist holds a B.S. in Mechanical Engineering from Stanford University and an M.B.A. from the Anderson School at University of California, Los Angeles. Ms. Newquist brings to the Board of Directors her insights into our business and her experience as our Chief Executive Officer and her many years of experience in corporate strategy, general management, and business development for Fortune 500 companies. Ms. Newquist’s significant experience in executive management, strategic planning, product marketing, new product development, project management, and global sales and marketing makes her a valuable addition to our Board of Directors.

James (“Jim”) E. Ousley has served as the Chair of the Board since September 2015 and as a director of the Company since July 2014. Mr. Ousley has more than 40 years of experience leading global technology and telecommunications organizations. From February 2025 to March 2026, he served as Chief Executive Officer and President of Vitech, Inc., an insurance industry software, services and SaaS provider. He also served as Senior Operating Managing Partner at CVC Growth Capital, a private equity and investment advisory firm, from July 2014 to June 2025. Previously, Mr. Ousley served as the Chief Executive Officer at Savvis, Inc., a provider of information technology services, from March 2010 to April 2013. Savvis was acquired by Lumen Technologies (formerly CenturyLink), where he served as Chief Executive Officer of Savvis and President of Enterprise Markets Group, which is now CenturyLink Technology Solutions, a global leader in cloud and managed solutions. Prior to Savvis, Mr. Ousley served as President and Chief Executive Officer of Vytek Wireless, Inc., a provider of wireless and mobile computing solutions, which was acquired by CalAmp, Inc., President and Chairman of Syntegra (USA), a division of BT Group plc (formerly British Telecommunications plc), a telecommunications holding company, and President and Chief Executive Officer of Control Data Systems, a technology company which was acquired by BT Group plc. Mr. Ousley has also held various executive management positions with Control Data Corporation, a mainframe and supercomputer firm. Mr. Ousley currently serves on the board of directors of Global Cloud Xchange, Inc. (GCX), a provider of network services, and Health First Foundation - Northern Arizona, a healthcare fundraising foundation, and previously served on the board of directors of Vitech, Inc., Chayora Limited, Omada, Inc., Skybox Security, Inc., Integra, Inc., Datalink, Inc., Savvis, Inc., ActivIdentity Corporation, Control Data Systems, Inc., Pacnet, Inc., Peak10, Bell Microproducts Inc., and other technology and network companies. Mr. Ousley brings to the Board of Directors his many years of experience as an executive officer of global technology companies. Mr. Ousley’s significant knowledge of publicly listed global technology and telecommunications organizations and their customers, as well as his knowledge of cloud-based technology solutions and their commercialization, and extensive experience in corporate finance, private equity, mergers, acquisitions and value creation of technology growth companies, make him a valuable addition to our Board of Directors.

DIRECTOR MATRIX
	Angelini	Kremen	Kuntz	Lopez	Newquist	Ousley
Skills and Expertise
Strategy and Strategic Planning	●	●	●	●	●	●
Corporate Finance		●		●		●
Financial Expertise and Acumen	●	●		●	●	●
Operational Efficiency and Cost Discipline	●		●	●	●	●
R&D and Innovation	●	●	●		●	●
Sales and Marketing	●	●	●		●	●
M&A	●		●	●	●	●
Regulatory and Compliance	●	●	●	●		●
Risk Management	●	●	●	●		●
Experience
Public Company Board Experience	●	●	●	●		●
Public Company Leadership Experience	●	●	●	●	●	●
Technology / RFID		●	●	●	●	●
Healthcare / Medical Devices	●		●		●
International Operations	●		●	●	●	●

Executive Officers

The following provides information regarding our Executive Officers, their ages (as of April 15, 2026) and a description of their backgrounds.

Kirsten F. Newquist, Chief Executive Officer and Director. Information regarding Ms. Newquist is provided under the section entitled “Directors” above.

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

Audit Committee Information

The Audit Committee of our Board of Directors assists our Board of Directors in fulfilling its responsibility for oversight of the quality and integrity of our financial reporting processes, system of internal control, our process for monitoring compliance with laws and regulations, our audit process and standards of business conduct. Currently, the Audit Committee consists of Ms. Angelini, Mr. Lopez and Mr. Ousley, with Mr. Lopez serving as Chair. The Audit Committee held four meetings during 2025.

Our Board of Directors has determined that each member of the Audit Committee is an “independent director” within the rules of Nasdaq and the requirements set forth in Rule 10A-3(b)(1) of the Exchange Act. Our Board of Directors has further determined that each of Mr. Lopez and Mr. Ousley is an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K under the Exchange Act.

In discharging its duties, our Audit Committee, among its other duties:

•
Selects the independent registered public accounting firm, reviews the independent registered public accounting firm's fee arrangements and proposed audit scope and approach, and pre-approves audit and non-audit services provided to the Company by the independent registered public accounting firm (or subsequently approving non-audit services in those circumstances where a subsequent approval is necessary and permissible);
•
Reviews on a continuing basis the adequacy of the Company’s system of internal controls and financial reporting process;
•
Reviews the performance of the Company’s independent registered public accounting firm and determines whether it is appropriate to adopt a policy of rotating independent registered public accounting firms on a regular basis;
•
Oversees the independence of the Company’s independent registered public accounting firm;
•
Reviews with management and the Company’s independent registered public accounting firm such accounting policies (and changes therein) of the Company, including any financial reporting issues which could have a material impact on the Company’s financial statements, as are deemed appropriate for review by the Audit Committee prior to any interim or annual filings with the SEC or other regulatory body;
•
Meets with management and the independent registered public accounting firm to review and discuss the annual consolidated financial statements and the report of the independent registered public accounting firm thereon and, to the extent the independent registered public accounting firm or management brings any such matters to the attention of the Audit Committee, to discuss significant issues encountered in the course of the audit work, if any, such as restrictions on the scope of activities or access to required information;
•
Meets at least quarterly with management and the independent registered public accounting firm to review and discuss the quarterly condensed consolidated financial statements;
•
Meets at least quarterly with the independent registered public accounting firm in order to ensure sufficient independence is maintained from management and to provide the opportunity for the independent registered public accounting firm to brief the members of the Audit Committee in confidence;
•
Oversees management of the Company’s strategic risk exposure with respect to cybersecurity risks and financial risks;
•
Reviews the Company’s policies relating to the avoidance of conflicts of interest and reviews past or proposed transactions between the Company, members of the Board of Directors and management as well as policies and procedures with respect to officers’ expense accounts and perquisites, including the use of corporate assets; and
•
Reviews all related party transactions for potential conflicts of interest.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires that our executive officers and directors, and persons who own more than 10% of our common stock, file reports of ownership and changes of ownership with the SEC. Based on our review of SEC filings and written representations from reporting persons that all reportable transactions were reported, the Company believes that during our fiscal year ended December 31, 2025, all Section 16(a) filing requirements were made on a timely basis. Separately, a Form 4 filed on behalf of Kirsten Newquist on February 26, 2025 inadvertently underreported the number of shares withheld to satisfy tax withholding obligations in connection with the vesting and settlement of performance stock units (“PSUs”). As a result, Ms. Newquist’s reported beneficial ownership was understated by 8,318 shares in that Form 4 and in subsequent Forms 4 filed on March 17, 2025, April 16, 2025, July 16, 2025 and October 16, 2025. The Company filed a Form 4/A on April 17, 2026 to correct the error.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

For the board years beginning June 1, 2024 and ending May 31, 2025 and beginning June 1, 2025 and ending May 31, 2026 (each such period, a “board year”), our non-employee directors are eligible to receive the following compensation amounts in respect of their services as a member of our Board of Directors:

•
an annual retainer per board year of $125,000, except for the Chair or Lead Independent Director, who is eligible to receive an annual retainer of $175,000; and
•
an additional annual retainer per board year of $5,000 for service on each committee of the Board of Directors, and in addition the chair of the Audit Committee is eligible to receive an additional retainer of $20,000, and the chair of each of the Compensation Committee and the Nominating Committee is eligible to receive an additional retainer of $10,000 for each board year, respectively.

Each of our non-employee directors has elected to receive 50% of their annual retainer in restricted stock units (“RSUs”) under the 2011 Incentive Compensation Plan (the “2011 Plan”). The remaining 50% of the retainer is paid in cash in equal quarterly installments. Additionally, we reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors, which primarily consist of travel expenses associated with Board of Directors or committee meetings or with committee assignments.

Directors who are our employees do not receive additional compensation for their service on the Board of Directors.

The following table sets forth summary information concerning the compensation earned by our non-employee directors for their service as directors in 2025:

Name	Fees Earned ($)	Stock Awards ($)(1)(2)	Option Awards ($)	Total ($)
Laura Angelini (3)	75,625	89,606	—	165,231
Gary Kremen (4)	63,542	69,715	—	133,257
Richard E. Kuntz, M.D. (5)	72,652	86,494	—	159,146
Miguel A. Lopez (6)	55,625	48,213	—	103,838
James E. Ousley (7)	98,125	98,605	—	196,730

(1)
The amounts reported in this column represent the aggregate grant date fair value of the RSUs computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC 718”), rather than amounts paid to or realized by the named individual. The assumptions used in determining grant date fair value of these awards are set forth in Note 9 to our Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2025. There can be no assurance that the price of our common stock when RSUs vest and settle will equal or exceed the price of our common stock on the date of the applicable RSU award.

(2)
Reflects RSUs granted for service as a director and on committees. The number of RSUs awarded in lieu of 50% of the annual retainer otherwise payable in cash was calculated by dividing the average price of our common stock over the five (5) trading days preceding the start of the board year. 1/12th of the RSUs subject to the RSU award vest monthly beginning on June 1, 2025, subject to the named executive officer’s continuous service through the applicable vesting date. Shares in settlement of vested RSUs will be delivered to the director on the earlier of (a) three (3) years from the initial vesting start date of the award or (b) the director’s separation of service.
(3)
At December 31, 2025, Ms. Angelini held 35,006 vested but not settled RSUs, and 11,330 unvested RSUs.
(4)
At December 31, 2025, Mr. Kremen held 38,582 vested but not settled RSUs, and 9,441 unvested RSUs.
(5)
At December 31, 2025, Dr. Kuntz held 34,251 vested but not settled RSUs, and 10,574 unvested RSUs.
(6)
At December 31, 2025, Mr. Lopez held 11,707 vested but not settled RSUs, and 11,707 unvested RSUs.
(7)
At December 31, 2025, Mr. Ousley held 51,686 vested but not settled RSUs, and 14,351 unvested RSUs.

EXECUTIVE COMPENSATION

Executive Compensation

This section discusses the material elements of the Company’s compensation program for the executive officers included in the Summary Compensation Table (our “Named Executive Officers”) for the year ended December 31, 2025. In 2025, our Named Executive Officers and their positions with us were as follows:

Name	Position
Kirsten F. Newquist	Chief Executive Officer and Director
Edward Kirnbauer	Chief Financial Officer and Secretary
Justin Scarpulla	Former Chief Financial Officer and Secretary

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

Emphasize Long-Term Equity Compensation Arrangements | We use equity awards to deliver long-term incentive compensation opportunities to our executive officers, including our Named Executive Officers. These equity awards vest over multi-year periods, which helps serve our long-term value creation goals and retention objective.

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
Options/SARs Granted Below FMV | We do not grant options or stock appreciation rights with exercise prices below the fair market value.
Reprice Stock Options | Any repricing of options or stock appreciation rights granted under our 2011 Plan would require advance approval by our stockholders.
Executive Perquisites | We do not provide any special perquisites or other personal benefits to our Named Executive Officers.
Guaranteed Compensation | We do not guarantee salary increases or long-term incentive awards to our Named Executive Officers.

Executive Retirement Programs | We do not offer our employees, including our Named Executive Officers, a pension plan or other executive retirement, or nonqualified deferred compensation plans or arrangements.

2025 Compensation Program Design and Results

We establish total direct compensation for our Named Executive Officers consisting of the following components:

•
Base Salary: We provide fixed compensation based on competitive local market practices that is intended to acknowledge and reward the core competence of our executives relative to their responsibilities, skills, experience and contributions to the Company.
•
Variable Compensation: Executives and other key employees of the Company are eligible to earn bonuses paid in cash and/or equity-based awards subject to the achievement of certain performance criteria determined by the Compensation Committee.
•
Equity Awards/Long-Term Incentive Compensation: We grant equity awards, generally comprised of RSUs vesting over a multiple-year period, aimed at incentivizing our executive officers to build sustainable long-term value for the benefit of our stockholders.

Base Salary

We provide base salaries to our executive officers to compensate them for their services rendered during the year and to provide them with a level of competitive and stable fixed compensation. During 2025, our Chief Executive Officer’s annual base salary was $400,000, effective as of August 4, 2025 our Chief Financial Officer’s annual base salary was $290,000 (prior to his appointment as our Chief Financial Officer on such date, his annual base salary was $264,992), and prior to his departure our Former Chief Financial Officer’s annual base salary was $345,000.

Variable Compensation

We use bonus opportunities to motivate our executive officers, including our Named Executive Officers, to achieve our short-term financial and operational objectives while making progress towards our longer-term growth and other goals. These bonuses are intended to help us to deliver a competitive total direct compensation opportunity to our executive officers. Our bonuses are generally entirely performance-based and may vary materially from year-to-year.

For 2025, our Chief Executive Officer and our Former Chief Financial Officer were each eligible to earn quarterly cash performance bonuses. During the first quarter of 2025, the Compensation Committee established weighted quarterly performance objectives for (a) revenue, (b) earnings before interest, taxes, depreciation and amortization (“EBITDA”) and (c) gross margin. Bonus payouts were determined on a sliding scale ranging from 90% to 150%, provided at least 90% of the weighted objective was achieved. Our Chief Executive Officer was eligible to earn up to $75,000 each quarter and our Former Chief Financial Officer was eligible to earn up to $31,250 each quarter.

The quarterly performance objectives for our Chief Executive Officer and our Former Chief Financial Officer for 2025 were as follows:

Quarterly Performance Period	Revenue Target	YTD EBITDA Target	YTD Gross Margin Target
2025 Q1	$5,263,000	$(4,251,000)	13.2%
2025 Q2	$5,814,000	$(8,553,000)	14.0%
2025 Q3	$6,448,000	$(12,612,000)	15.7%
2025 Q4	$6,751,000	$(15,761,000)	19.8%

The Compensation Committee reviewed the Company’s performance against the pre-established performance objectives shortly following each quarterly performance period for 2025. The Compensation Committee determined that the EBITDA targets were satisfied for all four quarters and the revenue target was satisfied for the first and fourth quarters. Accordingly, our Chief Executive Officer earned and was paid a cash bonus of $52,500 for the first quarter, a cash bonus of $30,000 for each of the second and third quarters, and a cash bonus of $61,575 for the fourth quarter (the bonus amount earned based on performance during the fourth quarter of 2025 was paid in the first quarter of 2026). Our Former Chief Financial Officer earned and was paid a cash bonus of $21,875 for the first quarter and a cash bonus of $12,500 for the second quarter. Mr. Scarpulla resigned from his positions as our Chief Financial Officer and Secretary, effective July 11, 2025, and was therefore not eligible to earn a performance bonus for the third and fourth quarters.

For 2025, in connection with his appointment as our Chief Financial Officer, Mr. Kirnbauer earned and was paid a guaranteed cash bonus for each of the third and fourth quarters of 2025 of $36,250 (the bonus amount earned based on performance during the fourth quarter of 2025 was paid in the first quarter of 2026). Prior to his appointment as Chief Financial Officer, Mr. Kirnbauer was not eligible to earn a cash incentive bonus.

Equity Awards/Long-Term Incentive Compensation

We use long-term incentive compensation in the form of equity awards to motivate our executive officers, including our Named Executive Officers, by providing them with the opportunity to build an equity interest in the Company and to share in the potential appreciation of the value of our common stock. During 2025, our Chief Executive Officer and our Former Chief Financial Officer were not awarded any new equity awards. During 2025, our Chief Financial Officer received two equity awards. First, on July 29, 2025, in connection with his appointment as Acting Chief Financial Officer, Mr. Kirnbauer was granted an award of 25,000 RSUs under the 2011 Plan which will vest in full on July 11, 2026, subject to his continued service through the applicable vesting date, further subject to acceleration pursuant to the Kirnbauer Employment Agreement (as defined below). Second, on August 9, 2025, in connection with his recent appointment as Chief Financial Officer, Mr. Kirnbauer was granted an award of 15,000 RSUs under the 2011 Plan which will vest in full on July 11, 2026, subject to his continued service through the applicable vesting date, further subject to acceleration pursuant to the Kirnbauer Employment Agreement (as defined below).

Retirement Plan

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other employees. The Company may make discretionary contributions to the 401(k) plan. For 2025, we made matching contributions of 50% of the first 4.0% of an eligible employee’s eligible compensation contributed under our 401(k) plan.

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

Recoupment (or “Clawback”) Policy

We maintain an Incentive-Based Compensation Recoupment Policy (the “Recoupment Policy”) that provides for the recoupment of excess incentive compensation paid to executive officers, including the named executive officers, in the event of an accounting restatement due to material noncompliance with financial reporting requirements to comply with Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as codified by Section 10D of the Exchange Act, and Nasdaq listing rule 5608. This Recoupment Policy applies to compensation that is granted, earned, or vested based in whole or in part upon the attainment of a financial reporting measure and provides for the reimbursement or forfeiture by the executive officer of the excess portion of the compensation received by the executive officers during the three preceding fiscal years.

Equity Grant Practices and Policies

We have not granted individual employees stock options since 2016, and we do not make any grants of stock appreciation rights or similar option-like instruments. Although we do not have a formal policy with respect to the timing of our equity award grants, the Compensation Committee generally grants equity awards on a predetermined annual schedule, and we do not take material nonpublic information into account when determining the timing and terms of such awards. In addition, we do not grant equity awards in anticipation of the release of material nonpublic information and we do not time the release of material nonpublic information based on equity award grant dates or for the purpose of affecting the value of executive compensation.

Summary Compensation Table

The following table sets forth information concerning the compensation of our Named Executive Officers for the years ended December 31, 2025 and 2024:

Name and Principal Position	Year	Salary $(1)	Bonus $(2)	Stock Awards $(3)	Non-Equity Incentive Plan Compensation $(4)	All Other Compensation $(5)	Total $
Kirsten F. Newquist	2025	400,000	—	—	211,575	4,800	616,375
Chief Executive Officer and Director	2024	284,872	62,500	1,674,000	75,000	5,083	2,101,455

Edward Kirnbauer	2025	283,191	89,062	141,950	—	4,912	519,115
Chief Financial Officer and Secretary

Justin Scarpulla(6)	2025	193,604	—	—	65,625	5,185	264,414
Former Chief Financial Officer and Secretary	2024	340,000	—	731,775	93,750	5,750	1,171,275
(1)
The amounts reported in this column reflect the actual base salary payments earned by our Named Executive Officers in the applicable fiscal year. For Mr. Kirnbauer, this amount includes salary paid to him between January 1, 2025 and July 10, 2025 during which time he was our Global Corporate Controller as well as salary paid to him between July 11, 2025 and August 4, 2025 when he was our Acting Chief Executive Officer and Secretary, and salary paid to him between August 4, 2025 and December 31, 2025 when he was our Chief Financial Officer.
(2)
The amount reported in this column represents a guaranteed performance bonus paid to Ms. Newquist in the second quarter of 2024. For Mr. Kirnbauer the amounts reported in this column represent a nonperformance-based bonus paid of $16,562 in the second quarter of 2025, and guaranteed cash bonuses of $36,250 paid in the third quarter of 2025 and the first quarter of 2026 based on performance during 2025.
(3)
The amounts reported in this column represent the aggregate grant date fair value of the RSU or PSU award computed in accordance with FASB ASC 718, rather than amounts paid to or realized by the named individual. There can be no assurance that the price of our common stock when RSUs or PSUs vest and settle will equal or exceed the price of our common stock on the date of the applicable RSU or PSU award. The assumptions used in determining grant date fair value of these awards are set forth in Note 9 to our Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2025.
(4)
The amounts reported in this column represent quarterly performance-based bonuses earned under the Company’s variable compensation plan in the applicable fiscal year. Includes the fourth quarter 2025 and 2024 performance-based bonuses paid in 2025 of $37,500 and in 2026 of $61,575.
(5)
The amounts reported in this column for 2025 and 2024 represent employer matching contributions made by the Company to the Named Executive Officer’s account under the Company’s 401(k) Plan.

(6)
Mr. Scarpulla resigned from his positions as Chief Financial Officer and Secretary, effective July 11, 2025.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the outstanding equity awards held by our Named Executive Officers as of December 31, 2025:

		Stock Awards
Name	Date of Grant	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested(1)
Kirsten F. Newquist(2)	6/28/24	125,000	$480,000

Edward Kirnbauer(3)	10/31/22	3,750	$14,400
	5/1/24	18,750	$72,000
	7/29/25	25,000	$96,000
	8/9/25	15,000	$57,600

Justin Scarpulla(4)	—	—	$—
(1)
The market value is based on the closing price of our common stock on December 31, 2025 which was $3.84 per share.
(2)
Ms. Newquist was granted 200,000 RSUs under the 2011 Plan on June 28, 2024. 25% of these RSUs vested on April 15, 2025 and the remaining 75% of the RSUs will vest in equal quarterly installments thereafter through April 15, 2028, subject to her continued service through the applicable vesting dates, subject to acceleration pursuant to the Newquist Employment Agreement.
(3)
Mr. Kirnbauer was granted awards of 15,000 RSUs and 25,000 RSUs under the 2011 Plan on August 9, 2025 and July 29, 2025, respectively. Each of these RSU awards will vest 100% on July 11, 2026, subject to acceleration pursuant to the Kirnbauer Employment Agreement. Mr. Kirnbauer was granted 30,000 RSUs and 15,000 RSUs under the 2011 Plan on May 1, 2024 and October 31, 2022, respectively. These RSUs vested 25% on June 1, 2025 and December 1, 2024, respectively, with the remaining RSUs vesting quarterly over the following three (3) years, subject to his continued service through the vesting date, subject to acceleration pursuant to the Kirnbauer Employment Agreement.
(4)
Mr. Scarpulla was granted 62,500 RSUs under the 2011 Plan on June 8, 2024. These RSUs vested 50% on April 15, 2025, with the remaining RSUs vesting quarterly over the following year, subject to his continued service through the vesting date, subject to acceleration pursuant to the Scarpulla Employment Agreement. Mr. Scarpulla was granted 85,000 and 75,000 RSUs under the 2011 Plan on February 28, 2022 and October 31, 2022, respectively. These RSUs vested 25% on January 1, 2023 and December 1, 2023, respectively, with the remaining RSUs vesting quarterly over the following three (3) years, subject to his continued service through the vesting date, subject to acceleration pursuant to the Scarpulla Employment Agreement. Upon Mr. Scarpulla’s resignation on July 11, 2025, his unvested RSUs were forfeited.

Employment Agreements; Termination / Change in Control Arrangements

We have entered into employment agreements with our Named Executive Officers. Below is a description of the material terms of each agreement, including severance provisions.

Employment Agreement with Kirsten F. Newquist

On April 1, 2024, we entered into an executive employment agreement with Kirsten F. Newquist (the “Newquist Employment Agreement”), pursuant to which Ms. Newquist joined the Company as President of the Company’s RFID business on April 15, 2024. In connection with the Company's sale of its physical security business in 2024, and effective as of September 6, 2024, Ms. Newquist was appointed to serve as our Chief Executive Officer. Pursuant to the Newquist Employment Agreement, Ms. Newquist’s annual base salary is $400,000 and she is eligible to earn a quarterly performance bonus of up to 18.75%, or $75,000, of her annual salary at the end of each fiscal quarter (up to $300,000 annually), payable in cash within sixty (60) days after the fiscal quarter in which the bonus is earned. Pursuant to the Newquist Employment Agreement, Ms. Newquist was granted an initial award of 200,000 RSUs under the 2011 Plan on June 28, 2024. The initial RSU award will vest 25% on April 15, 2025 and 75% in equal quarterly installments thereafter through April 15, 2028, subject to Ms. Newquist’s continued service through the applicable vesting dates, and further subject to acceleration as described below. In addition, on July 29, 2024, Ms. Newquist was granted an award of 200,000 PSUs which was subject to vesting based on achievement of performance metrics established by the Compensation Committee, beginning August 1, 2024 through December 31, 2025, subject to her continued service through the applicable vesting dates. In 2025, 50,000 of these PSUs vested as the performance metrics were achieved. The remaining 150,000 PSUs vested in 2026 as the performance metrics were achieved in 2025.

Pursuant to the Newquist Employment Agreement, Ms. Newquist may become entitled to severance benefits if she is terminated without cause or is constructively terminated (each as defined in the Newquist Employment Agreement), either apart from or in connection with a change in control (as defined in the Newquist Employment Agreement). If Ms. Newquist is terminated without cause or she is constructively terminated, and she executes a release of claims in a form satisfactory to the Company that becomes irrevocable within sixty (60) days after her termination of employment, Ms. Newquist is entitled to receive (a) a lump sum payment equal to twelve (12) months of her then-current base salary paid in cash on the sixtieth (60th) day following her last day of employment, (b) reimbursement of COBRA premiums for the continuation of Company group health coverage until the earlier of (12) months from the month after her last day of employment and the time that she becomes eligible to receive group health coverage from a subsequent employer, and (c) accelerated vesting of her then-outstanding options, RSUs and similar equity awards subject to service-based vesting with respect to that number of shares that would have vested in the ordinary course in the first twelve (12) months after her termination, such vesting to be effective as of her last day of employment. In addition to these severance benefits, in the event that Ms. Newquist is terminated without cause or is constructively terminated during the twelve (12)-month period following the effective date of a change in control, provided that she executes a release of claims in a form satisfactory to the Company that becomes irrevocable within sixty (60) days after her termination of employment, Ms. Newquist will become entitled to receive accelerated vesting of all of her then-outstanding options, RSUs and similar equity awards subject to service-based vesting.

Employment Agreement with Edward Kirnbauer

On August 1, 2025, we entered into an executive employment agreement with Edward Kirnbauer (the “Kirnbauer Employment Agreement”), pursuant to which Mr. Kirnbauer was appointed Chief Financial Officer and Secretary effective August 4, 2025. Pursuant to the Kirnbauer Employment Agreement, Mr. Kirnbauer’s annual base salary is $290,000 and he is eligible to earn a quarterly performance bonus of up to 12.5% of his annual base salary at the end of each fiscal quarter beginning with the third quarter of fiscal year 2025, payable in cash within sixty (60) days after the fiscal quarter in which the bonus is earned. Pursuant to the Kirnbauer Employment Agreement, Mr. Kirnbauer’s quarterly performance bonus for the third and fourth quarters of 2025 were guaranteed at 100% payout. Mr. Kirnbauer was granted 15,000 RSUs under the 2011 Plan on August 9, 2025. The initial RSU award will vest 100% on July 11, 2026, subject to Mr. Kirnbauer’s continued service through the applicable vesting date, and further subject to acceleration as described below.

Pursuant to the Kirnbauer Employment Agreement, Mr. Kirnbauer may become entitled to severance benefits if he is terminated without cause or is constructively terminated (each as defined in the Kirnbauer Employment Agreement), either apart from or in connection with a change in control (as defined in the Kirnbauer Employment Agreement). If Mr. Kirnbauer is terminated without cause or he is constructively terminated, and he executes a release of claims in a form satisfactory to the Company that becomes irrevocable within sixty (60) days after her termination of employment, Mr. Kirnbauer is entitled to receive (a) a lump sum payment equal to twelve (12) months of his then-current base salary, (b) reimbursement of COBRA premiums for the continuation of Company group health coverage until the earlier of (12) months from the month after his last day of employment and the time that he becomes eligible to receive group health coverage from a subsequent employer, and (c) accelerated vesting of his then-outstanding options, RSUs and similar equity awards.

Employment Agreement with Justin Scarpulla

On October 25, 2021, we entered into an executive employment agreement with Justin Scarpulla pursuant to which Mr. Scarpulla served as our Chief Financial Officer, Principal Accounting Officer and Principal Financial Officer. He was appointed to this role by the Board of Directors on December 6, 2021. On April 17, 2024, we entered into a letter agreement amending the executive employment agreement with Mr. Scarpulla (as amended, such agreement the “Scarpulla Employment Agreement”). Pursuant to the Scarpulla Employment Agreement, prior to his resignation, Mr. Scarpulla’s annual base salary was $345,000 and he was eligible to earn a quarterly performance bonus of up to $31,250 (up to $125,000 annually). In addition, on July 29, 2024, Mr. Scarpulla was granted an award of 62,500 PSUs, which would vest, if at all, based on the level of achievement of performance metrics established by the Compensation Committee, beginning August 1, 2024 through December 31, 2025, subject to his continued service through the applicable vesting dates. Mr. Scarpulla resigned as our Chief Financial Officer effective as of July 11, 2025. Upon Mr. Scarpulla’s resignation, his unvested RSUs and PSUs were forfeited.

PAY VERSUS PERFORMANCE

Year	Summary Compensation Table Total for CEO #1 ($)(1)	Summary Compensation Table Total for CEO #2 ($)(2)	Compensation Actually Paid to CEO #1 ($)(3)	Compensation Actually Paid to CEO #2 ($)(4)	Average Summary Compensation Table Total for non-CEO Named Executive Officers ($)(5)(6)	Average Compensation Actually Paid to non-CEO Named Executive Officers ($)(7)	Value of Initial Fixed $100 Investment Based on Company Total Stockholder Return ($)	Net Income (Loss) ($)
2025	616,375	—	626,750	—	391,765	184,136	45.18	(18,003,000)
2024	2,101,455	1,545,998	1,891,455	1,545,998	1,171,275	708,724	64.89	74,820,000
2023	—	424,846	—	424,846	367,554	473,112	146.10	(5,489,000)
(1)
The dollar amounts reported are the total compensation reported to Ms. Newquist (“CEO #1”) for each fiscal year in the “Total” column of the Summary Compensation Table. Ms. Newquist became our Chief Executive Officer on September 6, 2024.
(2)
The dollar amounts reported are the total compensation reported to Mr. Humphreys (“CEO #2”) for each fiscal year in the “Total” column of the Summary Compensation Table. Mr. Humphreys served as our Chief Executive Officer from September 2014 until September 6, 2024.
(3)
The following represents the adjustments made to the Summary Compensation Table totals for our CEO #1 to derive the compensation actually paid to our CEO #1.

Adjustments	2025	2024	2023
Amounts reported in "Stock Awards" column of SCT	—	(1,674,000)	—
Fair value of outstanding and unvested stock awards that were granted in the current year	—	1,464,000	—
Change in fair value of stock awards outstanding and unvested at the end of the current year that were granted in a prior year	49,500	—	—
Fair value of stock awards granted and vested in the current year	—	—	—
Change in fair value for stock awards vested in the current year that were granted in a prior year	(39,125)	—	—
Fair value at the end of the prior year of stock awards that failed to meet vesting conditions in the year	—	—	—
Value of dividends or other earnings paid on stock or option awards not otherwise reflected in fair value or total compensation	—	—	—
(4)
No adjustments were made to the Summary Compensation Table totals to derive the compensation actually paid to Mr. Humphreys in his role as CEO #2.
(5)
Mr. Kirnbauer and Mr. Scarpulla were Named Executive Officers included in the non-CEO Named Executive Officer average for fiscal year 2025. Mr. Scarpulla was the only Named Executive Officer included in the non-CEO Named Executive Officer average for fiscal year 2024 and 2023.
(6)
The dollar amounts reported represent the average of the amounts reported for our non-CEO Named Executive Officers as a group in the “Total” column of the Summary Compensation Table in each applicable fiscal year.
(7)
The following represents the adjustments made to the Summary Compensation Table totals for our non-CEO Named Executive Officers to derive the average compensation actually paid to our non-CEO Named Executive Officers.

Adjustments	2025	2024	2023
Amounts reported in "Stock Awards" column of the Summary Compensation Table	(70,975)	(731,775)	—
Fair value of outstanding and unvested stock awards that were granted in the current year	76,800	457,500	—
Change in fair value of stock awards outstanding and unvested at the end of the current year that were granted in a prior year	2,025	(293,409)	(300,921)
Fair value of stock awards granted and vested in the current year	—	208,650	405,731
Change in fair value of stock awards vested in the current year that were granted in a prior year	(27,904)	(103,517)	747
Fair value at the end of the prior year of stock awards that failed to meet vesting conditions in the year	(187,575)	—	—
Value of dividends or other earnings paid on stock or option awards not otherwise reflected in fair value or total compensation	—	—	—

Comparison of "Compensation Actually Paid" to TSR

CAP vs. Total Stockholder Return*
Compensation Actually Paid ("CAP")
$2,000,000
$1,800,000
$1,600,000
$1,400,000
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
Total Stockholder Return ("TSR")
Value of Initial Fixed $100 Investment
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
$128.37
$146.10
$64.89
$45.18
$403,667
$424,846
$473,112
$1,891,455
$1,545,998
$708,724
$626,750
$184,136
12/22
12/23
12/24
12/25
Compensation Actually Paid to CEO (#1)
Compensation Actually Paid to CEO (#2)
Avg. Compensation Actually Paid to non-CEO NEOs

*$100 invested on 12/31/19 in INVE stock, including reinvestment of dividends. Fiscal year ending December 31.

Comparison of "Compensation Actually Paid" to Net Income (Loss)

CAP vs. Net Income (Loss)
Compensation Actually Paid ("CAP")
Net Income (Loss)
$2,000,000
$1,800,000
$1,600,000
$1,400,000
$1,200,000
$1,000,000
$800,000
$600,000
$400,000
$200,000
$0
$80,000,000
$60,000,000
$40,000,000
$20,000,000
$0
-$20,000,000
-$40,000,000
-$392,000
-$5,489,000
$74,820,000
-$18,003,000
$403,667
$424,846
$473,112
$1,891,455
$1,545,99
$708,724
$626,750
$184,136
12/22
12/23
12/24
12/25
Compensation Actually Paid to CEO (#1)
Compensation Actually Paid to CEO (#2)
Avg. Compensation Actually Paid to non-CEO NEOs
Net Income (Loss)

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information known to us as of April 15, 2026 with respect to the beneficial ownership of our common stock by:

•
each person who is known by us to be the beneficial owner of 5% or more of our outstanding common stock;
•
each of our directors;
•
each of our Named Executive Officers; and
•
all current directors and executive officers, as a group.

Except as otherwise indicated, and subject to applicable community property laws, to our knowledge, the persons named in the table below have sole voting and dispositive power with respect to all shares held by them. Applicable percentage ownership in the following table is based on 24,002,872 shares of our common stock issued and outstanding as of April 15, 2026.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable within 60 days of April 15, 2026 or RSUs that are currently vested but where settlement has been deferred or that vest within 60 days of April 15, 2026 are deemed outstanding. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

Unless specified below, the mailing address for each individual, officer or director is c/o Identiv, Inc., 1900-B Carnegie Avenue, Santa Ana, CA 92705.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% Stockholders
Bleichroeder LP(1)	4,776,572	19.9%
1345 Avenue of the Americas, 47th Floor, New York, NY 10105
Radoff Family Foundation / Bradley L. Radoff(2)	2,322,345	9.7%
2727 Kirby Drive, Unit 29L, Houston, TX 77098
Flint Ridge Capital LLC / John P. Szabo, Jr.(3)	1,355,000	5.6%
1343 Main Street, Suite 704, Sarasota, FL 34236

Directors and Named Executive Officers
Laura Angelini(4)	49,679	*
Edward Kirnbauer(5)	34,956	*
Gary Kremen(6)	302,562	1.3%
Richard E. Kuntz, M.D.(7)	48,168	*
Miguel A. Lopez(8)	23,414	*
Kirsten F. Newquist	188,248	*
James E. Ousley(9)	285,456	1.2%
Justin Scarpulla(10)	137,619	*
All current directors and executive officers as a group (7 persons)(11)	932,483	3.8%

* Less than one percent.

(1)
Based on information set forth in Amendment No. 4 to Schedule 13D/A filed jointly on March 21, 2025 by Bleichroeder LP, Bleichroeder Holdings LLC, the general partner of Bleichroeder LP, and Andrew Gundlach, the Chairman and CEO of Bleichroeder LP (collectively, "Bleichroeder"), Bleichroeder has sole voting and dispositive power with respect to 5,079,713 shares of common stock. In accordance with a stockholder agreement with the Company, conversion of the Company’s Series B Preferred Stock held by Bleichroeder is subject to a beneficial ownership limitation of 19.9% of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion. Because of this limitation, the number of shares listed in the table above represent 19.9% of the number of shares of common stock outstanding as of April 15, 2026. If there was no 19.9% limitation on the conversion of the Series B Preferred Stock, Bleichroeder would be deemed to be the beneficial owner of approximately 9,958,525 shares, representing approximately 32.04% of the outstanding shares as of April 15, 2026.
(2)
Based solely on information set forth in Amendment No. 3 to Schedule 13D/A filed jointly on August 27, 2025 by the Radoff Family Foundation (the “Radoff Foundation”) and Bradley L. Radoff, the Radoff Foundation has shared voting and dispositive power with respect to 297,345 shares of common stock and Mr. Radoff has sole voting and dispositive power with respect to 2,025,000 shares of common stock and shared voting and dispositive power with respect to 297,345 shares of common stock. According to the Schedule 13D/A, although Mr. Radoff serves as a director of the Radoff Foundation and may be deemed to beneficially own the shares owned directly by the Radoff Foundation, each filer disclaims beneficial ownership of the shares that he or it does not directly own.
(3)
Based solely on information set forth in Amendment No. 1 to Schedule 13G/A filed jointly on February 14, 2024 by Flint Ridge Capital LLC (“Flint Ridge”), Flint Ridge Partners L.P. (the “Fund”), and John P. Szabo, Jr., Flint Ridge and the Fund each have shared voting and dispositive power with respect to 1,355,000 shares of common stock, and Mr. Szabo has sole voting and dispositive power with respect to 292,157 shares of common stock and shared voting and dispositive power with respect to 1,710,000 shares of common stock. According to the Schedule 13G/A, Flint Ridge is the general partner and investment adviser of the Fund and Mr. Szabo is the control person of Flint Ridge, the Fund filed jointly with Flint Ridge and Mr. Szabo, but not as a member of a group and it expressly disclaims membership in a group, and each filer disclaims beneficial ownership of the stock except to the extent of that person’s pecuniary interest therein.
(4)
Includes 8,904 RSUs that vest within 60 days of April 15, 2026 and 14,773 and 22,659 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2027 and June 1, 2028, respectively, or departure from the Board of Directors.
(5)
Includes 2,813 RSUs that vest within 60 days of April 15, 2026.
(6)
Includes 10,959 RSUs that vest within 60 days of April 15, 2026, and 18,182 and 18,882 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2027 and June 1, 2028, respectively, or departure from the Board of Directors.
(7)
Includes 8,904 RSUs that vest within 60 days of April 15, 2026 and 14,773 and 21,148 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2027 and June 1, 2028, respectively, or departure from the Board of Directors.
(8)
Consists of 23,414 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2028, or departure from the Board of Directors.
(9)
Includes 14,041 RSUs that vest within 60 days of April 15, 2026, and 23,295 and 28,701 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2027 and June 1, 2028, respectively, or departure from the Board of Directors.
(10)
Mr. Scarpulla resigned from his positions as Chief Financial Officer and Secretary, effective July 11, 2025. The information presented is based solely on information available to the Company as of April 15, 2026.
(11)
Includes an aggregate of 45,621 RSUs that vest within 60 days of April 15, 2026, and 71,023 and 114,804 fully vested RSUs where settlement has been deferred to the earlier of June 1, 2027 and June 1, 2028, respectively, or departure from the Board of Directors.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2025 about our common stock that may be issued pursuant to awards under our existing equity compensation plans.

	(a)		(b)		(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,091,654		$—		1,227,441
Equity compensation plans not approved by security holders	—		—		—
Total	1,091,654	(1)	$—	(1)	1,227,441	(2)

(1)
As of December 31, 2025, there were 791,654 RSUs outstanding and 300,000 PSUs outstanding under the 2011 Plan.
(2)
Consists of 293,888 shares available for issuance under our Employee Stock Purchase Plan and 933,553 shares available for issuance under the 2011 Plan.

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

Director Independence

Our Board of Directors has reviewed the independence of each of our directors and considered whether any director has had a material relationship with the Company or our management that could compromise his or her ability to exercise independent judgment in carrying out his or her duties and responsibilities. As a result of this review, our Board of Directors affirmatively determined that all of our directors, other than Ms. Newquist, are independent under applicable rules of Nasdaq and the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed or to be billed to us by BPM LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2025 and 2024, were as follows:

	2025	2024
Audit Fees	$409,167	$731,650
All Other Fees	16,186	272,792
Total	$425,353	$1,004,442

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

All Other Fees. All other fees in 2025 relate to strategic review-related fees of $8,988 and transfer pricing studies totaling $7,198. All other fees in 2024 relate to services provided in connection with due diligence performed related to the sale of our physical security, access card, and identity reader operations and assets pursuant to that certain Stock and Asset Purchase Agreement, dated as of April 2, 2024, by and between the Company and Hawk Acquisition, Inc. and other due diligence activities, totaling $235,342, and transfer pricing studies totaling $37,450.

For the fiscal years ended December 2025 and 2024, we incurred no Audit-Related Fees or Tax Fees.

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

10.1*	Form of Director and Officer Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.2*	2011 Incentive Compensation Plan, as amended through March 4, 2024 (Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on July 18, 2024).

10.3*	2011 Employee Stock Purchase Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 7, 2011.)

10.4*	Offer Letter dated March 14, 2024 between Identiv, Inc. and Kirsten F. Newquist (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2024.)

10.5*^	Offer Letter dated August 1, 2025 between Identiv, Inc. and Edward Kirnbauer.

10.6*	Offer Letter dated October 25, 2021 between Identiv, Inc. and Justin Scarpulla. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 1, 2021.)

10.7*

Amendment to Employment Letter Agreement dated April 17, 2024 between Identiv, Inc. and Justin Scarpulla (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 18, 2024.)

10.8

Stockholder Agreement dated December 21, 2017 among Identiv, Inc., 21 April Fund, Ltd. and 21 April Fund, LP. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 21, 2017.)

19.1#	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.)

21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.)

Exhibit Number	Description of Document
23.1	Consent of Independent Registered Public Accounting Firm (Incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.)

24.1	Power of Attorney (Incorporated by reference to Exhibit 24.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.)

31.1^	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32+

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Incorporated by reference to Exhibit 32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.)

97.1	Incentive-Based Compensation Recoupment Policy (Incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant
IDENTIV, INC.

By:	/s/ Kirsten Newquist
Kirsten Newquist
Chief Executive Officer

April 29, 2026