Form 10-Q
period 2026-03-31
Identiv, Inc.
filed 2026-05-14
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 24,006,212 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$124,525	$128,609
Restricted cash	300	300
Accounts receivable, net of allowances of $646 and $657 as of March 31, 2026 and December 31, 2025, respectively	3,212	4,070
Inventories	8,913	7,419
Prepaid expenses and other current assets	1,965	2,267
Total current assets	138,915	142,665
Property and equipment, net	7,676	7,316
Operating lease right-of-use assets	717	841
Other assets	326	515
Total assets	$147,634	$151,337
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,504	$3,619
Operating lease liabilities	312	331
Deferred revenue	—	2,760
Accrued compensation and related benefits	888	776
Accrued income taxes payable	289	288
Other accrued expenses and liabilities	1,351	1,619
Total current liabilities	9,344	9,393
Long-term operating lease liabilities	418	525
Other long-term liabilities	720	718
Total liabilities	10,482	10,636
Commitments and contingencies (see Note 13)
Stockholders' equity:
Series B preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 26,728 and 26,436 shares issued and 23,948 and 23,765 shares outstanding as of March 31, 2026 and December 31, 2025, respectively	26	26
Additional paid-in capital	513,304	512,684
Treasury stock, 2,780 and 2,671 shares as of March 31, 2026 and December 31, 2025, respectively	(17,271)	(16,921)
Accumulated deficit	(361,501)	(358,053)
Accumulated other comprehensive income	2,589	2,960
Total stockholders' equity	137,152	140,701
Total liabilities and stockholders' equity	$147,634	$151,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2026	2025
Net revenue	$7,413	$5,269
Cost of revenue	6,122	5,137
Gross profit	1,291	132
Operating expenses:
Research and development	1,001	787
Selling and marketing	1,349	1,407
General and administrative	3,123	3,146
Restructuring and severance	22	260
Total operating expenses	5,495	5,600
Loss from operations	(4,204)	(5,468)
Non-operating income (expense):
Interest income, net	1,047	1,212
Foreign currency losses, net	(286)	(530)
Loss before income tax provision	(3,443)	(4,786)
Income tax provision	(5)	(3)
Net loss	$(3,448)	$(4,789)

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(371)	592
Comprehensive loss	$(3,819)	$(4,197)

Net loss per common share:
Basic and diluted	$(0.15)	$(0.21)
Weighted average shares used in computing net loss per common share:
Basic and diluted	24,037	23,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended March 31, 2026
	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2026	5,000	$5	23,765	$26	$512,684	$(16,921)	$(358,053)	$2,960	$140,701
Net loss	—	—	—	—	—	—	(3,448)	—	(3,448)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(371)	(371)
Issuance of common stock in connection with vesting of stock awards	—	—	292	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	620	—	—	—	620
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(109)	—	—	(350)	—	—	(350)
Balances, March 31, 2026	5,000	$5	23,948	$26	$513,304	$(17,271)	$(361,501)	$2,589	$137,152

	Three Months Ended March 31, 2025
	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2025	5,000	$5	23,431	$26	$509,482	$(16,490)	$(340,050)	$1,096	$154,069
Net loss	—	—	—	—	—	—	(4,789)	—	(4,789)
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	592	592
Issuance of common stock in connection with vesting of stock awards	—	—	138	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	796	—	—	—	796
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(48)	—	—	(169)	—	—	(169)
Balances, March 31, 2025	5,000	$5	23,521	$26	$510,278	$(16,659)	$(344,839)	$1,688	$150,499

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,448)	$(4,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	541	491
Amortization of operating lease right-of-use assets	121	162
Stock-based compensation expense	620	796
Impairment of operating lease right-of-use assets	—	238
Changes in operating assets and liabilities:
Accounts receivable	849	579
Inventories	(1,449)	(254)
Prepaid expenses and other assets	482	415
Accounts payable	2,490	(41)
Deferred revenue	(2,760)	—
Accrued income taxes payable	1	(27)
Accrued expenses and other liabilities	(153)	(648)
Operating lease liabilities	(129)	(202)
Net cash used in operating activities	(2,835)	(3,280)
Cash flows from investing activities:
Capital expenditures	(882)	(301)
Net cash used in investing activities	(882)	(301)
Cash flows from financing activities:
Taxes paid related to net share settlement of restricted stock units	(350)	(169)
Net cash used in financing activities	(350)	(169)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(17)	486
Net decrease in cash, cash equivalents, and restricted cash	(4,084)	(3,264)
Cash, cash equivalents, and restricted cash at beginning of period	128,909	135,946
Cash, cash equivalents, and restricted cash at end of period	$124,825	$132,682
Supplemental disclosures of cash flow information:
Taxes paid	$9	$62
Non-cash investing and financing activities:
Conversion of convertible promissory note to privately-held investment	$—	$150
Property and equipment included in accounts payable	$411	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended.

Note 2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended.

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

In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires public entities to provide disaggregated disclosures of certain expense captions presented on the face of the income statement into specific categories within the notes to the consolidated financial statements. ASU 2024-03 is effective for the Company’s annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The ASU may be applied either on a prospective or retrospective basis. The Company is currently evaluating the impact of adoption of ASU 2024-03 on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. ASU 2025-11 provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2025-11 on its financial statements and related disclosures.

Adoption of New Accounting Standards

In July 2024, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends Accounting Standards Codification ("ASC") 326-20 to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities, that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The Company adopted this standard on January 1, 2026, and it did not have a material impact on the Company's condensed consolidated financial statements.

Note 3. Revenue

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers based on the shipping location of the customer. The geographic regions that are tracked are the Americas, Europe and the Middle East, and Asia-Pacific regions. See Note 10, Segment Reporting, for net revenue based on the disaggregation criteria noted above. All revenues from operations are recognized at a point-in-time following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.

Contract Balances

Amounts prepaid in advance of the transfer of control of products to customers are accounted for as deferred revenue and represent contract liabilities. Deferred revenue is recognized as revenue when control of the related product is transferred to the customer. In the fourth quarter of 2025, the Company received approximately $2.8 million from a customer for delivery of RFID transponder products which was delivered in the first quarter of 2026. As a result, the balance of contract liabilities as of December 31, 2025 was recognized as revenue. As of March 31, 2026, there were no contractual obligations accounted for as deferred revenue.

Note 4. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of March 31, 2026 and December 31, 2025, the only assets measured and recognized at fair value on a recurring basis were cash equivalents, which for both periods consisted of treasury bills of $28.9 million with maturities less than 90 days (Level 1 fair value measurements). As of March 31, 2026 and December 31, 2025, there were no liabilities measured and recognized at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets are measured at fair value on a nonrecurring basis if impairment is indicated. As of March 31, 2026 and December 31, 2025, the Company had $200,000 of privately-held investments measured at fair value on a nonrecurring basis, which were classified as Level 3 due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of March 31, 2026 and December 31, 2025, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

Note 5. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$6,106	$4,854
Finished goods	2,807	2,565
Total	$8,913	$7,419

Property and equipment, net consists of (in thousands):

	March 31, 2026	December 31, 2025
Building and leasehold improvements	$1,174	$1,305
Furniture, fixtures and office equipment	148	152
Plant and machinery	9,573	8,903
Purchased software	1,000	780
Total	11,895	11,140
Accumulated depreciation	(4,219)	(3,824)
Property and equipment, net	$7,676	$7,316

The Company recorded depreciation expense of $541,000 and $491,000 during the three months ended March 31, 2026 and 2025, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	March 31, 2026	December 31, 2025
Accrued professional fees	$673	$802
Accrued warranties	203	250
Other accrued expenses	475	567
Total	$1,351	$1,619

Note 6. Income Taxes

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

Note 7. Stockholders’ Equity

Series B Preferred Stock and Dividend Accretion

The following table summarizes Series B preferred stock and the accretion of dividend activity for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Series B Preferred Stock:
Balance at beginning of period	$28,296	$27,472
Cumulative dividends on Series B preferred stock	211	205
Balance at end of period	$28,507	$27,677
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	7,074	6,868
Cumulative dividends on Series B preferred stock	53	51
Number of shares at end of period	7,127	6,919

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B preferred stock as of March 31, 2026 would be convertible into 7,126,723 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of March 31, 2026, none of the contingent conditions to adjust the conversion rate had been met.

Each share of Series B preferred stock is entitled to a cumulative annual dividend of 5% for the first six years following the issuance of such share and 3% for each year thereafter, with the Company retaining the option to settle each year’s dividend after the 10th year in cash. The dividends accrue and are payable in kind upon such time as the shares convert into the Company’s common stock. In general, the shares are not entitled to vote except in certain limited cases, including in change of control transactions where the expected price per share distributable to the Company’s stockholders is expected to be less than $4.00 per share. The Certificate of Designation with respect to the Series B preferred stock further provides that in the event of, among other things, any change of control, liquidation or dissolution of the Company, the holders of the Series B preferred stock will be entitled to receive, on a pari passu basis with the holders of the common stock, the same amount and form of consideration that the holders of the Company’s common stock receive (on an as-if-converted-to-common-stock basis and without regard to the Beneficial Ownership Limitation (as defined in the Certificate of Designation) applicable to the Series B preferred stock).

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

As of March 31, 2026, the Company repurchased a total of 463,779 shares of common stock under the Stock Repurchase Program for total consideration of approximately $1.9 million. During the three months ended March 31, 2026, there were no repurchases of shares of common stock under the Stock Repurchase Program.

During the three months ended March 31, 2026, the Company repurchased 108,701 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units ("RSUs") issued to employees.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2026 was as follows:

Number of Shares
Vesting of RSUs, vesting of performance stock units ("PSUs") and issuance of RSUs vested but not released	1,092,015
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Incentive Compensation Plan	921,004
Shares of common stock issuable upon conversion of Series B preferred stock	7,541,449
Total	9,848,356

Note 8. Stock-Based Compensation

Restricted Stock Units

The following is a summary of RSU activity for the three months ended March 31, 2026:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2026	791,654	$4.26
Granted	—	—
Vested	(120,821)	4.19
Forfeited	(3,750)	3.51
Unvested as of March 31, 2026	667,083	$4.28
RSUs vested but not released	199,932	$4.60

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of March 31, 2026, there was $1.9 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 1.64 years. No tax benefit was realized from RSUs for the three months ended March 31, 2026.

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

The following is a summary of PSU activity for the three months ended March 31, 2026:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2026	300,000	$4.03
Granted	125,000	3.17
Vested	(200,000)	4.01
Forfeited	—	—
Unvested as of March 31, 2026	225,000	$3.57

As of March 31, 2026, there was $783,000 of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized or forfeited by the fourth quarter of 2026. No tax benefit was realized from PSUs for the three months ended March 31, 2026.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs and PSUs included in the condensed consolidated statements of comprehensive loss for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$6	$5
Research and development	42	20
Selling and marketing	87	59
General and administrative	485	712
Total	$620	$796

RSU and PSU Net Share Settlements

During the three months ended March 31, 2026 and 2025, the Company repurchased 108,701 and 47,538 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs and PSUs issued to employees.

Note 9. Net Loss per Common Share

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

	Three Months Ended March 31,
	2026	2025
Basic net loss per common share:
Numerator:
Net loss	$(3,448)	$(4,789)
Less: accretion of Series B preferred stock dividends	(211)	(205)
Net loss available to common stockholders	$(3,659)	$(4,994)

Denominator:
Weighted average common shares outstanding - basic and diluted	24,037	23,599
Net loss per common share - basic and diluted	$(0.15)	$(0.21)

The following common stock equivalents have been excluded from diluted net loss per share for the three months ended March 31, 2026 and 2025 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Shares of common stock subject to outstanding RSUs	667	862
Shares of common stock subject to outstanding PSUs	225	333
Shares of common stock subject to outstanding stock options	—	444
Shares of common stock issuable upon conversion of Series B preferred stock	7,127	6,919
Total	8,019	8,558

Note 10. Segment Reporting, Geographic Information, and Concentration of Credit Risk

Segment Reporting

The Company has one reportable and operating segment: the IoT Business segment. The Company identified its operating segment based on how the Company's chief operating decision maker ("CODM") manages the business, makes operating decisions and evaluates the Company's operating performance. The Company derives revenue primarily in the Americas, Europe and the Middle East, and Asia-Pacific regions. The Company's chief executive officer acts as the CODM and reviews financial and operational information on a consolidated, or entity-wide, basis.

As the Company's CODM manages operations on a consolidated basis, consolidated net loss from operations as reported in the Company's condensed consolidated statements of comprehensive loss is the U.S. GAAP measure that is used to make operating decisions and evaluate operating performance. The significant expense categories which are used to manage operations are those reflected in the Company's condensed consolidated statements of comprehensive loss.

Geographical Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Americas	$5,414	$2,238
Europe and the Middle East	1,438	1,787
Asia-Pacific	561	1,244
Total	$7,413	$5,269

As percentage of net revenue:
Americas	73%	42%
Europe and the Middle East	19%	34%
Asia-Pacific	8%	24%
Total	100%	100%

Long-lived assets by geographic location as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Property and equipment, net:
Americas	$193	$200
Europe and the Middle East	1,478	680
Asia-Pacific	6,005	6,436
Total property and equipment, net	$7,676	$7,316

Operating lease right-of-use assets:
Americas	$—	$—
Europe and the Middle East	237	282
Asia-Pacific	480	559
Total operating lease right-of-use assets	$717	$841

Concentration of Credit Risk

Three customers accounted for 37%, 14%, and 10%, respectively, of net revenue for the three months ended March 31, 2026. One customer accounted for 16% net revenue for the three months ended March 31, 2025. Three customers accounted for 32%, 12%, and 10%, respectively, of net accounts receivable as of March 31, 2026. Two customers accounted for 19% and 15%, respectively, of net accounts receivable as of December 31, 2025.

Note 11. Restructuring and Severance

During the three months ended March 31, 2026, restructuring and severance expenses consist of severance costs of $22,000. During the three months ended March 31, 2025, restructuring expenses included the impairment of an operating lease right-of-use asset of $238,000 associated with the vacated production space at the Company's Singapore manufacturing facility, and the remaining restructuring expense related to severance costs.

Note 12. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $155,000 and $243,000 for the three months ended March 31, 2026 and 2025, respectively.

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

The table below reconciles the undiscounted cash flows for the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2026 (in thousands):

March 31, 2026
2026 (remaining nine months)	$315
2027	404
2028	65
Total minimum lease payments	784
Less: amount of lease payments representing interest	(54)
Present value of future minimum lease payments	730
Less: current liabilities under operating leases	(312)
Long-term operating lease liabilities	$418

As of March 31, 2026, the weighted average remaining lease term for the Company’s operating leases was 1.9 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 7.8%.

Cash paid for amounts included in the measurement of operating lease liabilities was $114,000 and $264,000 for the three months ended March 31, 2026 and 2025, respectively.

Note 13. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of March 31, 2026 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2026 (remaining nine months)	$5,447	$123	$5,570
2027	25	20	45
Total	$5,472	$143	$5,615

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$250	$214
Charged (credited) to cost of revenue	(4)	127
Recovery (cost) of warranty claims	(43)	—
Balance at end of period	$203	$341

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, under the heading “Risk Factors”. The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms the “Company,” “Identiv,” “we,” “us” and “our” as used herein refers collectively to Identiv, Inc. and its wholly-owned subsidiaries, unless otherwise stated.

Overview

We currently have one reportable segment: the IoT Business segment. The IoT Business develops, manufactures, and supplies specialty Internet of Things ("IoT") solutions tailored for the healthcare, logistics, smart packaging industries and other high-value end markets. Our strategy is focused on developing highly engineered and specialized IoT inlays, tags, and labels for applications that provide significant value to our global customers. These specialty radio-frequency identification ("RFID") IoT devices, including near field communication ("NFC"), high frequency ("HF"), ultra-high frequency ("UHF") and Bluetooth Low Energy ("BLE") technology are attached to or embedded into physical items, such as medical device consumables, pill containers, wine bottles, consumer appliances, and sports jerseys, providing those items with a unique digital identity. These devices enable unique and secure digital interaction with the physical world while simultaneously capturing relevant data which can then be analyzed and managed by the end customer. We sell our products across multiple industries, focusing on pharmaceutical and medical devices, consumer electronics, mobile devices, wine and spirits, luxury goods, libraries, and logistics.

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

We believe the underlying long-term trend is continued RFID adoption across multiple verticals, but regulated industries like healthcare take longer to optimize the technology and fully understand the benefits. We also believe that expanding use cases foster adoption across verticals and into other markets.

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

Given the uncertainties of the specific timing of our new customer deployments, we cannot assure you that we will have appropriate inventory and capacity levels or that we will not experience inventory shortfalls or overages in the future or acquire inventory at costs to maintain gross margins. We attempt to mitigate those risks by being deeply embedded in our customers’ product design cycles and commercialization planning, working with our chip partners on long lead time components, managing our limited capital equipment needs within a short cycle and attempting to future proof our facilities to accommodate several scenarios for growth potential.

If end users with sizable projects change or delay them, we may experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate that uncertainty to continue to characterize our business for the foreseeable future.

RFID Device Production Transition

At the end of the second quarter of 2025, we ceased the production of our RFID devices in our manufacturing facility in Singapore. Our customers have been requalified in our manufacturing facility in Thailand. As a result, we are maintaining and producing products from one location.

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

Competitive Landscape

We have seen a large increase in global production capacity at several of our RFID competitors. This has resulted in competitive pricing pressure, and, in response, we exited some of our lowest margin business. We largely completed the exit of our lowest margin business by the end of fourth quarter 2025.

Impacts of Macroeconomic Conditions and Other Factors on our Business

We conduct operations internationally with sales in the Americas, Europe and the Middle East, and Asia-Pacific regions. Our manufacturing operations and third-party contract manufacturers are in Southeast Asia. We purchase certain products and key components from a limited number of sources that depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. As a result, adverse global and regional economic conditions may materially affect our business, results of operations, and financial condition.

Such conditions, including but not limited to, geopolitical tensions, inflation, tariffs, sanctions or other trade restrictions, slower growth or recession, higher interest rates and currency fluctuations and other conditions that may impact market volatility, consumer confidence and spending may adversely affect demand for our products and our operations. For example, armed conflicts and heightened geopolitical tensions in the Middle East, including ongoing U.S. and Israeli military operations against Iran and the closure of the Strait of Hormuz, pose risks to the global economy and to our business, even though we do not have direct operations in the region. An escalation of military action in the Middle East has begun and may continue to adversely affect global supply chains, including through disruptions to shipping routes and increases in transit times and freight costs for components and raw materials.

Recently, the macroeconomic conditions described above have had a greater impact on our consumer-facing applications, where demand for higher-end products has softened, resulting in forecast adjustments for the second half of the year. We have also experienced price increases from several of our suppliers. As a result, we are assessing the impact on our product costs and intend to introduce price increases to help offset costs. Price increases, however, may not successfully offset cost increases and reduced demand, and could result in loss of market share, which may adversely impact our financial position, results of operations, and cash flows.

The imposition of, or increase in, tariffs applicable to us has and will continue to increase our costs unless we are able to offset them, including through leveraging tariff exemptions, optimizing our supply chain or sourcing from alternative suppliers, or increasing prices. In addition, tariff policies, rates, exemptions, and related trade restrictions have changed and may continue to change, which could increase the cost, uncertainty and complexity of our supply chain, sourcing, pricing and margin-management efforts. While we have developed a pass-through strategy intended to protect margins, the amount of Thailand-origin components required to obtain a valid certificate of origin remains uncertain, particularly in light of recent U.S. enforcement efforts aimed at preventing transshipment. We do not believe our activities constitute transshipments; however, in the event our products are determined to be transshipments, they would be subject to higher tariffs. There can be no assurance that we will be able to offset or mitigate the resulting increase in our costs, and if we are unable to pass on any cost increases or if supply and demand conditions do not support price increases for our products, our revenue and gross margin would be negatively impacted. As of March 31, 2026, approximately 10% of our business is exposed to U.S. tariffs due to our manufacturing in Thailand.

Results of Operations

Our results of operations for the three months ended March 31, 2026 and 2025 are as follows (in thousands, except percentages).

	Three Months Ended March 31,
	2026	2025	% Change
Net revenue	$7,413	$5,269	41%
Gross profit	1,291	132	878%
Gross profit margin	17%	3%
Operating expenses:
Research and development	1,001	787	27%
Selling and marketing	1,349	1,407	(4%)
General and administrative	3,123	3,146	(1%)
Restructuring and severance	22	260	(92%)
Total operating expenses	5,495	5,600	(2%)
Loss from operations	(4,204)	(5,468)
Non-operating income (expense):
Interest income, net	1,047	1,212	(14%)
Foreign currency losses, net	(286)	(530)	46%
Loss from operations before income provision	(3,443)	(4,786)
Income tax provision	(5)	(3)	(67%)
Net loss from operations	$(3,448)	$(4,789)

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	% Change
Americas	$5,414	$2,238	142%
Europe and the Middle East	1,438	1,787	(20%)
Asia-Pacific	561	1,244	(55%)
Total	$7,413	$5,269

Percentage of net revenue:
Americas	73%	42%
Europe and the Middle East	19%	34%
Asia-Pacific	8%	24%
Total	100%	100%

Net Revenue

Net revenue was $7.4 million for the three months ended March 31, 2026, an increase of $2.1 million, compared with net revenue of $5.3 million for the three months ended March 31, 2025. Net revenue in the Americas for three months ended March 31, 2026 increased 142% compared with the comparable period of 2025. The increase was primarily due to one of our customers ordering their full-year volume in the first quarter of 2026, totaling approximately $2.8 million. Net revenue in Europe, the Middle East, and the Asia-Pacific for three months ended March 31, 2026 was $2.0 million, a decrease of 34% compared with $3.0 million in the comparable period of 2025. The decrease was primarily due to lower unit sales of RFID transponder products as we exited some of our lowest margin business starting in the first quarter of 2025.

Gross Profit and Gross Margin

Gross profit for the three months ended March 31, 2026 was $1.3 million, compared with $132,000 in the comparable period of 2025. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, and inventory adjustments, where applicable.

Gross profit margin for the three months ended March 31, 2026 increased to 17% from 3% in the comparable period of 2025. The increase in gross profit margin was primarily attributable to cost savings and efficiencies achieved in procurement and production with the transition of production to our Thailand production facility, improved facility utilization, and the elimination of manufacturing production costs associated with our discontinued Singapore operation. In addition, the improvement in gross product margin in the first quarter of 2026 included the benefit of a charge to cost of revenue of approximately $250,000 for obsolete inventory at our Singapore production facility and a warranty claim from one of our customers of approximately $150,000 in the comparable prior year period.

We expect there will be variation in our gross profit from period to period, as our gross profit has been and will continue to be affected primarily by varying mix among our products. Within each product category, gross margins have tended to be consistent, but over time may be affected by a variety of factors, including, without limitation, competition, product pricing, the volume of sales in any given quarter, manufacturing volumes, product configuration and mix, the availability of new products, product enhancements, risk of inventory write-downs and the cost and availability of components. At the end of the second quarter of 2025, we ceased production of RFID transponder devices in our manufacturing facility in Singapore. We have requalified our customers in our Thailand production facility. Furthermore, at the end of the fourth quarter of 2025, we completed the shutdown activities at our Singapore facility. As a result of the elimination of manufacturing production costs from our Singapore facility, we expect gross product margins associated with our current customer base to continue to improve in 2026 but do expect some near-term variability in gross product margin as we scale production for a new large program in 2026.

Operating Expenses

Information about our operating expenses for the three months ended March 31, 2026 and 2025 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended March 31,
	2026	2025	% Change
Research and development	$1,001	$787	27%
as a % of net revenue	14%	15%

Research and development expenses consist primarily of employee compensation and fees for the development of RFID and BLE inlays, labels, and tags. The majority of our research and development activities focused on the customization of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three months ended March 31, 2026 increased in dollars compared to the comparable prior period in 2025 primarily due to an increase in payroll related costs and external contractor expenses.

Selling and Marketing

	Three Months Ended March 31,
	2026	2025	% Change
Selling and marketing	$1,349	$1,407	(4%)
as a % of net revenue	18%	27%

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three months ended March 31, 2026 decreased compared to the comparable period in 2025 primarily due to lower recruiting fees.

General and Administrative

	Three Months Ended March 31,
	2026	2025	% Change
General and administrative	$3,123	$3,146	(1%)
as a % of net revenue	42%	60%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three months ended March 31, 2026 decreased in dollars compared to the comparable period in 2025 primarily due to lower stock-based compensation expense and external contractor and consulting expenses, partially offset by an increase in strategic review-related costs of $363,000.

Restructuring and Severance

	Three Months Ended March 31,
	2026	2025	% Change
Restructuring and severance	$22	$260	(92%)

Restructuring and severance expenses for the three months ended March 31, 2026 decreased in dollars compared to the comparable period in 2025 primarily due to the impairment of an operating lease right-of-use asset of $238,000 associated with the vacated production space at our Singapore manufacturing facility in the first quarter of 2025.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three months ended March 31, 2026 and 2025 is set forth below (dollars in thousands).

	Three Months Ended March 31,
	2026	2025	% Change
Interest income, net	$1,047	$1,212	(14%)
Foreign currency losses, net	$(286)	$(530)	46%

Interest income, net consists of interest income generated on our cash equivalents net of interest costs. The decrease in interest income, net for the three months ended March 31, 2026 compared to the comparable periods of 2025 was primarily attributable to lower average monthly balances on our money market accounts and treasury bills.

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. Dollar, the Euro and the Thai Baht. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Tax Provision

	Three Months Ended March 31,
	2026	2025	% Change
Income tax provision	$(5)	$(3)	(67%)
Effective tax rate	0%	0%

As of March 31, 2026, our deferred tax assets are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three months ended March 31, 2026 and 2025. The effective tax rates for the three months ended March 31, 2026 and 2025 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of March 31, 2026, our working capital, defined as current assets less current liabilities, was $129.6 million, a decrease of $3.7 million compared to $133.3 million as of December 31, 2025. As of March 31, 2026, our cash and cash equivalents balance was $124.5 million.

On November 7, 2024, we announced that our board of directors authorized a stock repurchase program (the “Stock Repurchase Program”). Under the Stock Repurchase Program, effective November 15, 2024, we may repurchase up to $10 million of shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means. The timing and amount of shares repurchased depends on a number of factors, including stock price, trading volume, general market and business conditions, liquidity and capital needs, and other factors. The Stock Repurchase Program does not obligate us to repurchase any specific dollar amount or acquire any specific number of shares of common stock. The Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice. As of March 31, 2026, approximately $8.1 million remained available under the Stock Repurchase Program. During the three months ended March 31, 2026 and 2025, there were no repurchases of shares of common stock under the Stock Repurchase Program.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of March 31, 2026, the amount of cash included at such subsidiaries was $10.9 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses in the future. As of March 31, 2026, we had an accumulated deficit of $361.5 million. During the three months ended March 31, 2026, we had a net loss of $3.4 million.

We believe our existing cash and cash equivalents, together with cash generated from operations, will be sufficient to satisfy our working capital needs to fund operations for at least the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also choose to finance our business through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Debt or any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain debt or equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(2,835)	$(3,280)
Net cash used in investing activities	(882)	(301)
Net cash used in financing activities	(350)	(169)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(17)	486
Net decrease in cash, cash equivalents, and restricted cash	(4,084)	(3,264)
Cash, cash equivalents, and restricted cash at beginning of period	128,909	135,946
Cash, cash equivalents, and restricted cash at end of period	$124,825	$132,682

Cash flows from operating activities

Cash used in operating activities for the three months ended March 31, 2026 of $2.8 million was primarily due to a net loss of $3.4 million, a decrease in cash from net changes in operating assets and liabilities of $669,000, partially offset by adjustments to net loss for certain non-cash items of $1.3 million, primarily consisting of depreciation, amortization, and stock-based compensation.

Cash used in operating activities for the three months ended March 31, 2025 of $3.3 million was primarily due to a net loss of $4.8 million and a decrease in cash from net changes in operating assets and liabilities of $178,000; partially offset by adjustments to net loss for certain non-cash items of $1.7 million, consisting of depreciation, amortization, stock-based compensation, and impairment of operating lease right-of-use asset.

Cash flows from investing activities

Cash used in investing activities for the three months ended March 31, 2026 was $882,000 which related primarily to capital expenditures for our manufacturing facility in Thailand.

Cash used in investing activities for the three months ended March 31, 2025 was $301,000 which related to capital expenditures for our manufacturing facilities in Singapore and Thailand.

Cash flows from financing activities

Cash used in financing activities for the three months ended March 31, 2026 and 2025 was $350,000 and $169,000 respectively, which related to taxes paid associated with net share settlements of RSUs and PSUs.

Contractual Obligations

We lease facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. See Note 12, Leases, in the accompanying notes to our condensed consolidated financial statements.

Purchases for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from our customers, we may have to change, reschedule, or cancel purchases or purchase orders from our suppliers. These changes may lead to vendor cancellation charges on these orders or contractual commitments. See Note 13, Commitments and Contingencies, in the accompanying notes to our condensed consolidated financial statements.

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

During the three months ended March 31, 2026, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, under the heading “Risk Factors”. There have been no material changes from the risk factors disclosed in our 2025 Annual Report on Form 10-K, as amended. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended March 31, 2026:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2026 – January 31, 2026	7,796	$3.47	—	—
February 1, 2026 – February 28, 2026	14,855	3.32	—	—
March 1, 2026 – March 31, 2026	86,050	3.17	—	—
Total	108,701	$3.21	—

(1) Consists of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs and PSUs issued to employees.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

IDENTIV, INC.

May 14, 2026	By:	/S/ Kirsten Newquist
Kirsten Newquist
Chief Executive Officer
(Principal Executive Officer)

May 14, 2026	By:	/S/ Edward Kirnbauer
Edward Kirnbauer
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)