Form 10-Q
period 2026-06-30
Identiv, Inc.
filed 2026-08-13
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 24,235,753 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IDENTIV, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$119,407	$128,609
Restricted cash	300	300
Accounts receivable, net of allowances of $668 and $657 as of June 30, 2026 and December 31, 2025, respectively	2,428	4,070
Inventories	8,501	7,419
Prepaid expenses and other current assets	1,661	2,267
Total current assets	132,297	142,665
Property and equipment, net	7,364	7,316
Operating lease right-of-use assets	696	841
Other assets	325	515
Total assets	$140,682	$151,337
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,502	$3,619
Operating lease liabilities	331	331
Deferred revenue	—	2,760
Accrued compensation and related benefits	988	776
Accrued income taxes payable	286	288
Other accrued expenses and liabilities	2,395	1,619
Total current liabilities	6,502	9,393
Long-term operating lease liabilities	375	525
Other long-term liabilities	723	718
Total liabilities	7,600	10,636
Commitments and contingencies (see Note 13)
Stockholders' equity:
Series B preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 26,860 and 26,436 shares issued and 24,059 and 23,765 shares outstanding as of June 30, 2026 and December 31, 2025, respectively	27	26
Additional paid-in capital	514,028	512,684
Treasury stock, 2,801 and 2,671 shares as of June 30, 2026 and December 31, 2025, respectively	(17,362)	(16,921)
Accumulated deficit	(366,154)	(358,053)
Accumulated other comprehensive income	2,538	2,960
Total stockholders' equity	133,082	140,701
Total liabilities and stockholders' equity	$140,682	$151,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$5,681	$5,040	$13,094	$10,309
Cost of revenue	4,765	5,514	10,887	10,651
Gross profit (loss)	916	(474)	2,207	(342)
Operating expenses:
Research and development	950	890	1,951	1,677
Selling and marketing	1,290	1,546	2,639	2,953
General and administrative	4,128	3,057	7,251	6,203
Restructuring and severance	59	420	81	680
Total operating expenses	6,427	5,913	11,922	11,513
Loss from operations	(5,511)	(6,387)	(9,715)	(11,855)
Non-operating income (expense):
Interest income, net	995	1,320	2,042	2,532
Foreign currency losses, net	(125)	(870)	(411)	(1,400)
Loss before income tax provision	(4,641)	(5,937)	(8,084)	(10,723)
Income tax provision	(12)	(105)	(17)	(108)
Net loss	$(4,653)	$(6,042)	$(8,101)	$(10,831)

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(51)	1,236	(422)	1,828
Comprehensive loss	$(4,704)	$(4,806)	$(8,523)	$(9,003)

Net loss per common share:
Basic and diluted	$(0.20)	$(0.26)	$(0.35)	$(0.47)
Weighted average shares used in computing net loss per common share:
Basic and diluted	24,219	23,760	24,129	23,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended June 30, 2026
	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, April 1, 2026	5,000	$5	23,948	$26	$513,304	$(17,271)	$(361,501)	$2,589	$137,152
Net loss	—	—	—	—	—	—	(4,653)	—	(4,653)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(51)	(51)
Issuance of common stock in connection with vesting of stock awards	—	—	132	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	724	—	—	—	724
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(21)	—	—	(91)	—	—	(91)
Balances, June 30, 2026	5,000	$5	24,059	$27	$514,028	$(17,362)	$(366,154)	$2,538	$133,082

	Six Months Ended June 30, 2026
	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2026	5,000	$5	23,765	$26	$512,684	$(16,921)	$(358,053)	$2,960	$140,701
Net loss	—	—	—	—	—	—	(8,101)	—	(8,101)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(422)	(422)
Issuance of common stock in connection with vesting of stock awards	—	—	424	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	1,344	—	—	—	1,344
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(130)	—	—	(441)	—	—	(441)
Balances, June 30, 2026	5,000	$5	24,059	$27	$514,028	$(17,362)	$(366,154)	$2,538	$133,082

	Three Months Ended June 30, 2025
	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, April 1, 2025	5,000	$5	23,521	$26	$510,278	$(16,659)	$(344,839)	$1,688	$150,499
Net loss	—	—	—	—	—	—	(6,042)	—	(6,042)
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	1,236	1,236
Issuance of common stock in connection with vesting of stock awards	—	—	195	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	907	—	—	—	907
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(58)	—	—	(185)	—	—	(185)
Balances, June 30, 2025	5,000	$5	23,658	$26	$511,185	$(16,844)	$(350,881)	$2,924	$146,415

	Six Months Ended June 30, 2025
	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2025	5,000	$5	23,431	$26	$509,482	$(16,490)	$(340,050)	$1,096	$154,069
Net loss	—	—	—	—	—	—	(10,831)	—	(10,831)
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	1,828	1,828
Issuance of common stock in connection with vesting of stock awards	—	—	333	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,703	—	—	—	1,703
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(106)	—	—	(354)	—	—	(354)
Balances, June 30, 2025	5,000	$5	23,658	$26	$511,185	$(16,844)	$(350,881)	$2,924	$146,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,101)	$(10,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,105	980
Amortization of operating lease right-of-use assets	222	307
Stock-based compensation expense	1,344	1,703
Impairment of operating lease right-of-use assets	—	346
Changes in operating assets and liabilities:
Accounts receivable	1,656	783
Inventories	(1,066)	1,369
Prepaid expenses and other assets	783	208
Accounts payable	(1,141)	(933)
Deferred revenue	(2,760)	—
Accrued income taxes payable	(2)	51
Accrued expenses and other liabilities	996	(448)
Operating lease liabilities	(231)	(383)
Net cash used in operating activities	(7,195)	(6,848)
Cash flows from investing activities:
Capital expenditures	(1,589)	(553)
Net cash used in investing activities	(1,589)	(553)
Cash flows from financing activities:
Taxes paid related to net share settlement of restricted stock units	(441)	(354)
Net cash used in financing activities	(441)	(354)
Effect of exchange rates on cash, cash equivalents, and restricted cash	23	1,448
Net decrease in cash, cash equivalents, and restricted cash	(9,202)	(6,307)
Cash, cash equivalents, and restricted cash at beginning of period	128,909	135,946
Cash, cash equivalents, and restricted cash at end of period	$119,707	$129,639
Supplemental disclosures of cash flow information:
Taxes paid	$9	$158
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$79	$40

The accompanying notes are an integral part of these condensed consolidated financial statements.

IDENTIV, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Identiv, Inc. and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, to clarify or improve disclosure and presentation requirements of a variety of topics. ASU 2025-12 is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adoption of ASU 2025-12 on its financial statements and related disclosures.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. ASU 2026-01 requires paid-in-kind dividends on equity-classified preferred stock to be initially measured based on the paid-in-kind dividend rate stated in the applicable preferred stock agreement. ASU 2026-01 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The standard may be applied either prospectively to paid-in-kind dividends recognized on or after the date of initial application or using a modified retrospective approach. The Company is currently evaluating the impact of adoption of ASU 2026-01 on its financial statements and related disclosures.

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

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers based on the shipping location of the customer. The geographic regions that are tracked are the Americas, Europe and the Middle East, and Asia-Pacific regions. See Note 10, Segment Reporting, Geographic Information, and Concentration of Credit Risk, for net revenue based on the disaggregation criteria noted above. All revenues from operations are recognized at a point-in-time following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.

Contract Balances

Amounts prepaid in advance of the transfer of control of products to customers are accounted for as deferred revenue and represent contract liabilities. Deferred revenue is recognized as revenue when control of the related product is transferred to the customer. In the fourth quarter of 2025, the Company received approximately $2.8 million from a customer for delivery of RFID transponder products which was delivered in the first quarter of 2026. As a result, the balance of contract liabilities as of December 31, 2025 was recognized as revenue was recognized in the first quarter of 2026. As of June 30, 2026, there were no contractual obligations accounted for as deferred revenue.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of June 30, 2026 and December 31, 2025, the only assets measured and recognized at fair value on a recurring basis were cash equivalents, which consisted of treasury bills of $62.0 million and $28.9 million, respectively, with maturities less than 90 days (Level 1 fair value measurements). As of June 30, 2026 and December 31, 2025, there were no liabilities measured and recognized at fair value on a recurring basis.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets are measured at fair value on a non-recurring basis if impairment is indicated. As of June 30, 2026 and December 31, 2025, the Company had $200,000 of privately-held investments measured at fair value on a non-recurring basis, which were classified as Level 3 due to the absence of quoted market prices and inherent lack of liquidity. The Company reviews its investments to identify and evaluate investments that have an indication of possible impairment. The Company adjusts the carrying value for its privately-held investments for any impairment if the fair value is less than the carrying value of the respective assets on an other-than-temporary basis. The amount of privately-held investments is included in other assets in the accompanying condensed consolidated balance sheets.

As of June 30, 2026 and December 31, 2025, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

Note 5. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$5,573	$4,854
Work-in-progress	11	—
Finished goods	2,917	2,565
Total	$8,501	$7,419

Property and equipment, net consists of (in thousands):

	June 30, 2026	December 31, 2025
Building and leasehold improvements	$1,408	$1,305
Furniture, fixtures and office equipment	178	152
Plant and machinery	9,507	8,903
Purchased software	837	780
Total	11,930	11,140
Accumulated depreciation	(4,566)	(3,824)
Property and equipment, net	$7,364	$7,316

The Company recorded depreciation expense of $564,000 and $490,000 during the three months ended June 30, 2026 and 2025, respectively, and $1.1 million and $980,000 during the six months ended June 30, 2026 and 2025, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	June 30, 2026	December 31, 2025
Accrued professional fees	$1,572	$802
Accrued warranties	192	250
Other accrued expenses	631	567
Total	$2,395	$1,619

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

The Company generally is no longer subject to tax examinations for years prior to 2021. However, if loss carryforwards of tax years prior to 2017 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities. While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits would materially change in the next 12 months.

Note 7. Stockholders’ Equity

Series B Preferred Stock and Dividend Accretion

The following table summarizes Series B preferred stock and the accretion of dividend activity for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Series B Preferred Stock:
Balance at beginning of period	$28,507	$27,677	$28,296	$27,472
Cumulative dividends on Series B preferred stock	211	205	422	410
Balance at end of period	$28,718	$27,882	$28,718	$27,882
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	7,127	6,919	7,074	6,868
Cumulative dividends on Series B preferred stock	53	52	106	103
Number of shares at end of period	7,180	6,971	7,180	6,971

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B preferred stock as of June 30, 2026 would be convertible into 7,179,623 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of June 30, 2026, none of the contingent conditions to adjust the conversion rate had been met.

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

Stock Repurchases

On November 7, 2024, the Company announced that its board of directors authorized a stock repurchase program, effective November 15, 2024 (the “Stock Repurchase Program”), pursuant to which the Company could repurchase up to $10.0 million of its common stock. On June 24, 2026, the board of directors authorized an increase in the amount available under the Stock Repurchase

Program to $40.0 million, in addition to approximately $1.9 million previously repurchased under the Stock Repurchase Program. Under the Stock Repurchase Program, the Company may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means. The timing and amount of shares repurchased depends on a number of factors, including stock price, trading volume, general market and business conditions, liquidity and capital needs, and other factors. The Stock Repurchase Program does not obligate the Company to repurchase any specific dollar amount or acquire any specific number of shares of common stock. The Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice.

As of June 30, 2026, the Company repurchased a total of 463,779 shares of common stock under the Stock Repurchase Program for total consideration of approximately $1.9 million. During the six months ended June 30, 2026, there were no repurchases of shares of common stock under the Stock Repurchase Program.

During the six months ended June 30, 2026, the Company repurchased 129,609 shares of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock units ("RSUs") issued to employees.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of June 30, 2026 was as follows:

Number of Shares
Vesting of RSUs, vesting of performance stock units ("PSUs") and issuance of RSUs vested but not released	965,173
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Incentive Compensation Plan	936,912
Shares of common stock issuable upon conversion of Series B preferred stock	7,541,449
Total	9,737,422

Note 8. Stock-Based Compensation

Restricted Stock Units

The following is a summary of RSU activity for the six months ended June 30, 2026:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2026	791,654	$4.26
Granted	5,000	4.74
Vested	(238,558)	4.57
Forfeited	(3,750)	3.51
Unvested as of June 30, 2026	554,346	$4.14
RSUs vested but not released	185,827	$3.74

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of June 30, 2026, there was $1.4 million of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 1.7 years. No tax benefit was realized from RSUs for the six months ended June 30, 2026.

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

The following is a summary of PSU activity for the six months ended June 30, 2026:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2026	300,000	$4.03
Granted	125,000	3.17
Vested	(200,000)	4.01
Forfeited	—	—
Unvested as of June 30, 2026	225,000	$3.57

As of June 30, 2026, there was $605,000 of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized or forfeited by the fourth quarter of 2026. No tax benefit was realized from PSUs for the six months ended June 30, 2026.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs and PSUs included in the condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$7	$5	$13	$10
Research and development	41	32	83	52
Selling and marketing	118	77	205	136
General and administrative	558	793	1,043	1,505
Total	$724	$907	$1,344	$1,703

RSU and PSU Net Share Settlements

During the six months ended June 30, 2026 and 2025, the Company repurchased 129,609 and 105,862 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs and PSUs issued to employees.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic net loss per common share:
Numerator:
Net loss	$(4,653)	$(6,042)	$(8,101)	$(10,831)
Less: accretion of Series B preferred stock dividends	(211)	(205)	(422)	(410)
Net loss available to common stockholders	$(4,864)	$(6,247)	$(8,523)	$(11,241)

Denominator:
Weighted average common shares outstanding - basic and diluted	24,219	23,760	24,129	23,679
Net loss per common share - basic and diluted	$(0.20)	$(0.26)	$(0.35)	$(0.47)

The following common stock equivalents have been excluded from diluted net loss per share for the three and six months ended June 30, 2026 and 2025 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares of common stock subject to outstanding RSUs	554	677	554	677
Shares of common stock subject to outstanding PSUs	225	333	225	333
Shares of common stock subject to outstanding stock options	—	444	—	444
Shares of common stock issuable upon conversion of Series B preferred stock	7,180	6,971	7,180	6,971
Total	7,959	8,425	7,959	8,425

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

Geographical Information

Geographic net revenue is based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Americas	$2,820	$1,833	$8,234	$4,071
Europe and the Middle East	2,154	1,964	3,592	3,751
Asia-Pacific	707	1,243	1,268	2,487
Total	$5,681	$5,040	$13,094	$10,309

As percentage of net revenue:
Americas	50%	36%	63%	39%
Europe and the Middle East	38%	39%	27%	36%
Asia-Pacific	12%	25%	10%	25%
Total	100%	100%	100%	100%

Long-lived assets by geographic location as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
Property and equipment, net:
Americas	$192	$200
Europe and the Middle East	1,448	680
Asia-Pacific	5,724	6,436
Total property and equipment, net	$7,364	$7,316

Operating lease right-of-use assets:
Americas	$—	$—
Europe and the Middle East	276	282
Asia-Pacific	420	559
Total operating lease right-of-use assets	$696	$841

Concentration of Credit Risk

Two customers accounted for 21% and 16% of net revenue for the three months ended June 30, 2026. Three customers accounted for 21%, 17%, and 13% of net revenue for the six months ended June 30, 2026. One customer accounted for 19% of net revenue for the three months ended June 30, 2025. One customer accounted for 18% of net revenue for the six months ended June 30, 2025. One customer accounted for 13% of net accounts receivable as of June 30, 2026. Two customers accounted for 15% and 10%, respectively, of net accounts receivable as of June 30, 2025.

Note 11. Restructuring and Severance

For the three and six months ended June 30, 2026, restructuring and severance expenses consisted of severance costs of $34,000 and $56,000, respectively, and restructuring costs of $25,000, associated with shutdown related activities at the Company's Singapore manufacturing facility. For the three and six months ended June 30, 2025, restructuring expenses consisted of severance costs of $312,000 and $334,000, respectively, and impairments of an operating lease right-of-use asset of $108,000 and $346,000, respectively, primarily associated with shutdown related activities and vacated production space at the Company's Singapore manufacturing facility.

Note 12. Leases

The Company’s leases consist primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determines if an arrangement is a lease at inception. Some lease agreements contain lease and non-lease components, which are accounted for as a single lease component. Total rent expense was $153,000 and $308,000 for the three and six months ended June 30, 2026, respectively and $262,000 and $504,000 for the three and six months ended June 30, 2025, respectively.

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

The table below reconciles the undiscounted cash flows for the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2026 (in thousands):

June 30, 2026
2026 (remaining six months)	$220
2027	431
2028	93
2029	10
Total minimum lease payments	754
Less: amount of lease payments representing interest	(48)
Present value of future minimum lease payments	706
Less: current liabilities under operating leases	(331)
Long-term operating lease liabilities	$375

As of June 30, 2026, the weighted average remaining lease term for the Company’s operating leases was 1.8 years, and the weighted average discount rate used to determine the present value of the Company’s operating leases was 7.6%.

Cash paid for amounts included in the measurement of operating lease liabilities was $113,000 and $227,000 for the three and six months ended June 30, 2026, respectively, and $257,000 and $521,000 for the three and six months ended June 30, 2025, respectively.

Note 13. Commitments and Contingencies

The following table summarizes the Company’s principal contractual commitments, excluding operating leases, as of June 30, 2026 (in thousands):

	Purchase Commitments	Other Contractual Commitments	Total
2026 (remaining six months)	$3,741	$66	$3,807
2027	407	24	431
Total	$4,148	$90	$4,238

Purchase commitments for inventories are highly dependent upon forecasts of customer demand. Due to the uncertainty in demand from its customers, the Company may have to change, reschedule, or cancel purchases or purchase orders from its suppliers. These changes may lead to vendor cancellation charges on these purchases or contractual commitments.

The following table summarizes the Company’s warranty accrual account activity during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$203	$341	$250	$214
Net charged (credited) to cost of revenue	(11)	(4)	(15)	123
Recovery (cost) of warranty claims	—	(13)	(43)	(13)
Balance at end of period	$192	$324	$192	$324

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

Recent Developments

Pending Asset Sale

On June 24, 2026, we entered into a Stock and Asset Purchase Agreement (the "Purchase Agreement") with Trackonomy Systems, Inc., a Delaware corporation ("Trackonomy" or "Buyer"). Upon the terms and subject to the conditions set forth in the Purchase Agreement, at the closing of the transactions contemplated thereby, we will sell our specialty Internet of Things business (the "IoT Business") through the sale of substantially all of our operating assets, including all outstanding shares of Identiv (Thailand) Co., Ltd, our wholly-owned subsidiary, and $25.0 million in cash, subject to adjustment, to Buyer, in exchange for $50.0 million of shares of Series C Preferred Stock of Buyer ("Buyer Series C Preferred Stock"), at a value of $20.07 per share (the "Purchase Price"), and the assumption of certain liabilities related to the IoT Business (collectively, the "Asset Sale").

The consummation of the Asset Sale is subject to the satisfaction or waiver, to the extent permitted by applicable law, of various conditions, including (i) the affirmative vote of the holders of a majority of the outstanding shares of our common stock and our Series B non-voting convertible preferred stock., $0.001 par value per share ("Series B Preferred Stock"), voting together as a single class (the Series B Preferred Stock voting on an as-converted basis), present in person or by proxy and entitled to vote thereon at the Annual Meeting (the "Required Stockholder Approval"), (ii) the absence of any order or law enjoining, restraining, prohibiting or making illegal the consummation of the Asset Sale, (iii) the absence of any pending or overtly threatened legal proceeding challenging or seeking to restrain or prohibit the consummation of the Asset Sale, (iv) each party’s representations and warranties being true and correct to the applicable specified standard as of the date of the Purchase Agreement and as of the closing of the Asset Sale, (v) each party’s material compliance with covenants required to be performed or complied with prior to or on the closing of the Asset Sale, (vi) Buyer’s receipt of our closing certificate and our receipt of Buyer's closing certificate, (vii) delivery of the stock certificate representing a number of shares of Buyer Series C Preferred Stock (the "Buyer Series C Shares") equal to $50.0 million, divided by $20.07 per share, (viii) delivery of the ancillary agreements, (ix) delivery of the Purchased Assets and the Purchased Cash (each as defined in the Purchase Agreement), and (x) the filing by Buyer of a charter amendment with the Secretary of State of the State of Delaware to increase the authorized number of shares of Buyer Series C Preferred Stock.

The Purchase Agreement includes customary representations, warranties and covenants of us and Buyer. Between the execution of the Purchase Agreement and the closing of the Asset Sale, each of us and Buyer has agreed to operate its respective business in the ordinary course and to comply with certain operating covenants applicable to it.

Pursuant to the terms of the Purchase Agreement, each equity award, including each RSU award, that is held by an employee of the IoT Business who remains employed by the Company (or an affiliate) through the closing of the Asset Sale and who, effective as of immediately following the Asset Sale, becomes an employee of Buyer (or an affiliate of Buyer or who remains an employee of Identiv (Thailand) Co., Ltd.) (the “Transferred Employees”), will vest effective as of immediately prior to the closing of the Asset Sale. In addition, effective as of immediately prior to the closing of the Asset Sale, our board of directors (“Board of Directors”) has determined that it is in the best interests of the Company and its stockholders to accelerate the vesting of each RSU that is held by an employee of the Company (or an affiliate) as of the closing of the Asset Sale. RSUs held by our non-employee directors will remain outstanding and continue to vest according to their terms.

In addition, under the terms of the Purchase Agreement, Transferred Employees will be entitled to receive a pro-rated payment in respect of their annual (or other short-term) cash bonus and/or commission opportunity which has a performance period that is ongoing as of the closing of the Asset Sale. The amount of such payment shall be determined based upon actual performance achieved as of the date of the closing of the Asset Sale in accordance with the terms of the applicable plan or arrangement and multiplied by a quotient, the numerator of which is equal to the number of calendar days elapsed between the first (1st) day of the applicable performance period and the date of the closing of the Asset Sale (inclusive of the date of the closing of the Asset Sale) and the denominator of which is equal to the number of days in the applicable performance period.

In addition, certain of our employees, including Edward Kirnbauer, our Chief Financial Officer, are eligible to receive a transaction bonus in connection with the Asset Sale, payable upon the earlier of (a) the conclusion of a retention period following the closing of the Asset Sale and (b) the dissolution of the Company, subject to the employee’s continuous service through such date (or as otherwise approved by the Company). The retention period ranges from six months to twelve months.

Following the completion of the Asset Sale, we intend to continue to be a public company operating under a new corporate name to be determined. With respect to the remaining corporate entity, we intend to transition to a new business model focused on providing physical artificial intelligence ("AI") solutions through the acquisition of targeted compliance software-as-a-service (“SaaS”) businesses in highly regulated industries that we believe may benefit from integration with Buyer’s physical AI platform, including the incorporation of BLE- and RFID-enabled physical data (such anticipated business, the “Physical AI Solutions Business”). Following the closing of the Asset Sale, Buyer will own the "Identiv" tradename and all related intellectual property.

Management’s discussion and analysis of financial condition and results of operations addresses historical periods and does not take into account the Asset Sale, which will affect our proposed business on a go-forward basis, assuming the Asset Sale closes. For additional information regarding the risks related to the proposed Asset Sale, see “Risks Related to the Asset Sale” and “Risks Related to the Proposed Physical AI Solutions Business if the Asset Sale is Completed” under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Factors Affecting Our Performance

Market Adoption

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID and BLE products in multiple industries. That pace, scope and depth has resulted in large fluctuations in our operating results.

We believe improvements over time in chip capabilities at lower costs have increased the opportunities for product engineers to integrate RFID into their products to create new and more engaging customer experiences, reduce counterfeiting, and ensure proper product use and adherence. Furthermore, we believe improvements in BLE chip capabilities, and the development of lower cost multi-component manufacturing processes have increased the opportunities for organizations to integrate BLE into their product and transport packaging to streamline supply chains, reduce shrink and wastage, support regulatory compliance, and increase operational efficiency. Though we believe the number of opportunities for RFID- and BLE-based solutions has increased, the evaluation period and customer adoption for new applications can take anywhere from six months to several years, depending on the industry and application. BLE inlays and labels are a newer technology and product category, which carry additional market adoption risks as these solutions have not been widely scaled across multiple industries.

We believe the underlying long-term trend is continued RFID and BLE adoption across multiple verticals, but regulated industries like healthcare take longer to optimize the technology and fully understand the benefits. We also believe that expanding use cases foster adoption across verticals and into other markets.

If RFID and BLE market adoption, and adoption of our products specifically, does not meet our expectations then our growth prospects and operating results will be adversely affected. If we are unable to meet end-user or customer volume or performance expectations, then our business prospects may be adversely affected. In contrast, if our RFID and BLE sales exceed expectations, then our revenue and profitability may be positively affected.

Given the uncertainties of the specific timing of our new customer deployments for RFID and BLE solutions, we cannot assure you that we will have appropriate inventory and capacity levels or that we will not experience inventory shortfalls or overages in the future or acquire inventory at costs to maintain gross margins. We attempt to mitigate those risks by being deeply embedded in our customers’ product design cycles and commercialization planning, working with our chip partners on long lead time components, managing our limited capital equipment needs within a short cycle and attempting to future proof our facilities to accommodate several scenarios for growth potential. These new customer deployments typically depend on new product development, and we cannot assure that technical product and manufacturing process development will result in meeting all product and cost requirements given the risks associated with development activities.

If end users with sizable projects change requirements or choose to delay them due to market conditions, strategic prioritization, or other reasons we may experience significant fluctuation in revenue on a quarterly or annual basis. We have experienced such fluctuations, and expect to experience these fluctuations in the future, and we anticipate that uncertainty to continue to characterize our business for the foreseeable future.

RFID and BLE Device Production Transition

At the end of the second quarter of 2025, we ceased the production of our RFID and BLE devices in our manufacturing facility in Singapore. Our customers have been requalified in our manufacturing facility in Thailand. As a result, we are maintaining and producing products from one location.

Focus on High-Margin Opportunities

To strengthen and grow our core channel business, we are prioritizing higher margin opportunities with existing customers and channel partners. Higher margin opportunities often involve complex devices as compared to standard specification products, and require a certain amount of customization or engineering new product development for the customer. Increasing technological complexity often necessitates more development resources and longer evaluation periods to ensure the product meets customer needs. In choosing to prioritize higher margin opportunities, we have, and may continue to, decide not to support low-margin projects that may generate revenue. This has and may continue to result in a negative impact on our operating results.

Competitive Landscape

We have seen a large increase in global production capacity at several of our RFID competitors. This has resulted in competitive pricing pressure, and, in response, we exited some of our lowest margin business. We largely completed the exit of our lowest margin business by the end of fourth quarter of 2025, although we do still compete in some verticals that are highly competitive and are experiencing competitive pressure.

Impacts of Macroeconomic Conditions and Other Factors on our Business

We conduct operations internationally with sales in the Americas, Europe and the Middle East, and Asia-Pacific regions. Our manufacturing operations are primarily performed at our manufacturing facility in Thailand, and to a lesser extent, with third-party contract manufacturers in Southeast Asia. We purchase certain products and key components from a limited number of sources that depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. As a result, adverse global and regional economic conditions have and may continue to materially affect our business, results of operations, and financial condition.

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

Recently, the macroeconomic conditions described above have had a greater impact on our consumer-facing applications, where demand for higher-end products has softened, resulting in forecast adjustments for the second half of the year. For example, one of our larger consumer-facing customers has built up significant inventory positions over the last three quarters and is pausing new order activity in the coming months, to align inventories with current demand. The customer expects to resume its order activity late this year. Further, we are seeing chip allocation delays for certain products, delaying production and shipment of some orders.

We have also experienced price increases from several of our suppliers. As a result, we are assessing the impact on our product costs and have begun, and intend to continue to introduce price increases to help offset costs. Price increases, however, may not successfully offset cost increases and reduced demand, and could result in loss of market share, which may adversely impact our financial position, results of operations, and cash flows.

The imposition of, or increase in, tariffs applicable to us has and will continue to increase our costs unless we are able to offset them, including through leveraging tariff exemptions, optimizing our supply chain or sourcing from alternative suppliers, or increasing prices. In addition, tariff policies, rates, exemptions, and related trade restrictions have changed and may continue to change, which could increase the cost, uncertainty and complexity of our supply chain, sourcing, pricing and margin-management efforts. While we have developed a pass-through strategy intended to protect margins, the amount of Thailand-origin components required to obtain a valid certificate of origin remains uncertain, particularly in light of recent U.S. enforcement efforts aimed at preventing transshipment. We do not believe our activities constitute transshipments; however, in the event our products are determined to be transshipments, they would be subject to higher tariffs. There can be no assurance that we will be able to offset or mitigate the resulting increase in our costs, and if we are unable to pass on any cost increases or if supply and demand conditions do not support price increases for our products, our revenue and gross margin would be negatively impacted. As of June 30, 2026, approximately 10% of our business is exposed to U.S. tariffs due to our manufacturing in Thailand.

Anticipated Effects of Pending Asset Sale

Our anticipated go-forward business will be materially affected by the Asset Sale, assuming it is completed. Because the assets and operations to be sold constitute substantially all of our operating business and revenue-generating activities, following the closing of the Asset Sale, unless and until we complete one or more acquisitions, we will not have a meaningful operating business, our revenue will consist solely of payments for transition services to Buyer, if any, and our operating activities will be significantly reduced. We will continue to incur public company expenses despite our substantially reduced operations and revenue, and our cash resources will be reduced by our $25.0 million contribution to Buyer, subject to adjustment pursuant to the Purchase Agreement, transaction-related fees and expenses, ongoing losses and the costs of operating as a public company. Although we are actively evaluating potential acquisition opportunities and currently intend to complete an acquisition shortly after the closing of the Asset Sale, there can be no assurance that we will do so on the timeline currently expected or at all, or that any acquired business will generate sufficient revenue or cash flow to sustain our operations.

For additional information regarding the risks related to the proposed Asset Sale, see “Risks Related to the Asset Sale” and “Risks Related to the Proposed Physical AI Solutions Business if the Asset Sale is Completed” under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

Our results of operations for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands, except percentages).

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Net revenue	$5,681	$5,040	13%	$13,094	$10,309	27%
Gross profit (loss)	916	(474)	293%	2,207	(342)	745%
Gross profit (loss) margin	16%	(9%)		17%	(3%)
Operating expenses:
Research and development	950	890	7%	1,951	1,677	16%
Selling and marketing	1,290	1,546	(17%)	2,639	2,953	(11%)
General and administrative	4,128	3,057	35%	7,251	6,203	17%
Restructuring and severance	59	420	(86%)	81	680	(88%)
Total operating expenses	6,427	5,913	9%	11,922	11,513	4%
Loss from operations	(5,511)	(6,387)		(9,715)	(11,855)
Non-operating income (expense):
Interest income, net	995	1,320	(25%)	2,042	2,532	(19%)
Foreign currency losses, net	(125)	(870)	(86%)	(411)	(1,400)	(71%)
Loss from operations before income provision	(4,641)	(5,937)		(8,084)	(10,723)
Income tax provision	(12)	(105)	(89%)	(17)	(108)	(84%)
Net loss from operations	$(4,653)	$(6,042)		$(8,101)	$(10,831)

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Americas	$2,820	$1,833	54%	$8,234	$4,071	102%
Europe and the Middle East	2,154	1,964	10%	3,592	3,751	(4%)
Asia-Pacific	707	1,243	(43%)	1,268	2,487	(49%)
Total	$5,681	$5,040		$13,094	$10,309

Percentage of net revenue:
Americas	50%	36%		63%	39%
Europe and the Middle East	38%	39%		27%	36%
Asia-Pacific	12%	25%		10%	25%
Total	100%	100%		100%	100%

Net Revenue

Net revenue for the three and six months ended June 30, 2026 was $5.7 million and $13.1 million, respectively, and increased by $641,000 and $2.8 million, respectively compared with net revenue of $5.0 million and $10.3 million in the comparable periods of 2025. Net revenue in the Americas for the three and six months ended June 30, 2026 increased 54% and 102%, respectively, compared with the comparable periods of 2025. The increase for the three months ended June 30, 2026 compared with the prior year period was due to higher unit sales of RFID transponder products, while the increase for the six months ended June 30, 2026 compared to the comparable prior year period was primarily due to one of our customers ordering their full-year volume in the first quarter of 2026, totaling approximately $2.8 million. Net revenue in Europe, the Middle East, and the Asia-Pacific for the three and six months ended June 30, 2026 was $2.9 million and $4.9 million, respectively, a decrease of 11% and 22%, respectively, compared with $3.2 million and $6.2 million in the comparable periods of 2025. The decreases were primarily due to lower unit sales of RFID transponder products, including transitioning sales from contract manufacturers in the Asia-Pacific region to shipping directly to one of our large customers in the Americas.

Gross Profit (Loss) and Gross Margin

Gross profit for the three and six months ended June 30, 2026 was $916,000 and $2.2 million, respectively, compared with a gross loss of $474,000 and $342,000 in the comparable periods of 2025. Gross profit (loss) represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, and inventory adjustments, where applicable.

Gross profit margin for the three and six months ended June 30, 2026 increased to 16% and 17%, respectively, from gross loss margins of 9% and 3% in the comparable periods of 2025. The increases in gross profit margin were primarily attributable to cost savings and efficiencies achieved in procurement and production with the transition of production to our Thailand production facility, improved facility utilization, and the elimination of manufacturing production costs associated with our discontinued Singapore operation. In addition, the improvement in gross profit margin in the three and six months ended June 30, 2026 was the result of charges to cost of revenue of approximately $639,000 and $889,000, during the three and six months ended June 30, 2025, respectively, recorded for obsolete inventory at our Singapore production facility.

We expect there will be variation in our gross profit from period to period, as our gross profit has been and will continue to be affected primarily by varying mix among our products. Within each product category, gross margins have tended to be consistent, but over time may be affected by a variety of factors, including, without limitation, competition, product pricing, the volume of sales in any given quarter, manufacturing volumes, product configuration and mix, the availability of new products, product enhancements, inventory write-downs and the cost and availability of components. At the end of the second quarter of 2025, we ceased production of RFID transponder devices in our manufacturing facility in Singapore. We have requalified our customers in our Thailand production facility. Furthermore, at the end of the fourth quarter of 2025, we completed the shutdown activities at our Singapore facility. As a result of the elimination of manufacturing production costs from our Singapore facility, we expect gross profit margins associated with our current customer base to continue to improve in 2026 but would expect some near-term variability in gross product margin to the extent we scale production for a new large program in 2026.

Operating Expenses

Information about our operating expenses for the three and six months ended June 30, 2026 and 2025 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Research and development	$950	$890	7%	$1,951	$1,677	16%
as a % of net revenue	17%	18%		15%	16%

Research and development expenses consist primarily of employee compensation and fees for the development of RFID and BLE inlays, labels, and tags. The majority of our research and development activities focused on the customization of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and six months ended June 30, 2026 increased in dollars compared to the comparable prior periods in 2025 primarily due to an increase in payroll related costs and external contractor expenses.

Selling and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Selling and marketing	$1,290	$1,546	(17%)	$2,639	$2,953	(11%)
as a % of net revenue	23%	31%		20%	29%

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses for the three and six months ended June 30, 2026 decreased compared to the comparable periods in 2025 primarily due to lower payroll-related costs, trade show and travel and entertainment costs, which is attributed to reduced headcount in sales and marketing year over year.

General and Administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
General and administrative	$4,128	$3,057	35%	$7,251	$6,203	17%
as a % of net revenue	73%	61%		55%	60%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three and six months ended June 30, 2026 increased in dollars compared to the comparable periods in 2025 primarily due to higher strategic review-related costs of $1.5 million and $1.9 million, respectively, partially offset by lower stock-based compensation expense, professional fees, and external contractor expenses.

Restructuring and Severance

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Restructuring and severance	$59	$420	(86%)	$81	$680	(88%)

Restructuring and severance expenses for the three and six months ended June 30, 2026 decreased compared to the comparable periods in 2025 primarily due to severance costs of $312,000 and $334,000, respectively, and the impairments of an operating lease right-of-use asset of $108,000 and $346,000, respectively, associated with the shutdown related activities and vacated production space at our Singapore manufacturing facility in the three and six months ended June 30, 2025.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three and six months ended June 30, 2026 and 2025 is set forth below (dollars in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Interest income, net	$995	$1,320	(25%)	$2,042	$2,532	(19%)
Foreign currency losses, net	$(125)	$(870)	(86%)	$(411)	$(1,400)	(71%)

Interest income, net consists of interest income generated on our cash equivalents net of interest costs. The decrease in interest income, net for the three and six months ended June 30, 2026 compared to the comparable periods of 2025 was primarily attributable to lower average monthly balances on our money market accounts and treasury bills.

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. Dollar, the Euro and the Thai Baht. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Tax Provision

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	% Change	2026	2025	% Change
Income tax provision	$(12)	$(105)	(89%)	$(17)	$(108)	(84%)
Effective tax rate	0%	2%		0%	1%

As of June 30, 2026, our deferred tax assets are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision during the three and six months ended June 30, 2026 and 2025. The effective tax rates for the three and six months ended June 30, 2026 and 2025 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the provision in certain foreign jurisdictions, which are subject to higher tax rates.

Liquidity and Capital Resources

As of June 30, 2026, our working capital, defined as current assets less current liabilities, was $125.8 million, a decrease of $7.5 million compared to $133.3 million as of December 31, 2025. As of June 30, 2026, our cash and cash equivalents balance was $119.4 million.

Our Board of Directors intends to return up to $40 million of capital to stockholders, which may be accomplished through dividends or other distributions and share repurchases, including repurchases prior to the closing of the Asset Sale. On November 7, 2024, we announced that our Board of Directors authorized a stock repurchase program, effective November 15, 2024 (the “Stock Repurchase Program”), pursuant to which we could repurchase up to $10.0 million of shares of our common stock. On June 24, 2026, our Board of Directors authorized an increase in the amount available under the Stock Repurchase Program to $40.0 million, in addition to approximately $1.9 million previously repurchased under the Stock Repurchase Program. Under the Stock Repurchase Program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means. The timing and amount of shares repurchased depends on a number of factors, including stock price, trading volume, general market and business conditions, liquidity and capital needs, and other factors. The Stock Repurchase Program does not obligate us to repurchase any specific dollar amount or acquire any specific number of shares of common stock. The Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice. As of June 30, 2026, approximately $40.0 million remained available under the Stock Repurchase Program. During the three and six months ended June 30, 2026 and 2025, there were no repurchases of shares of common stock under the Stock Repurchase Program.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of June 30, 2026, the amount of cash included at such subsidiaries was $17.0 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses in the future. As of June 30, 2026, we had an accumulated deficit of $366.2 million. During the six months ended June 30, 2026, we had a net loss of $8.1 million.

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

The following summarizes our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(7,195)	$(6,848)
Net cash used in investing activities	(1,589)	(553)
Net cash used in financing activities	(441)	(354)
Effect of exchange rates on cash, cash equivalents, and restricted cash	23	1,448
Net decrease in cash, cash equivalents, and restricted cash	(9,202)	(6,307)
Cash, cash equivalents, and restricted cash at beginning of period	128,909	135,946
Cash, cash equivalents, and restricted cash at end of period	$119,707	$129,639

Cash flows from operating activities

Cash used in operating activities for the six months ended June 30, 2026 of $7.2 million was primarily due to a net loss of $8.1 million, a decrease in cash from net changes in operating assets and liabilities of $1.8 million, partially offset by adjustments to net loss for certain non-cash items of $2.7 million, primarily consisting of depreciation, amortization, and stock-based compensation.

Cash used in operating activities for the six months ended June 30, 2025 of $6.8 million was primarily due to a net loss of $10.8 million; partially offset by an increase in cash from net changes in operating assets and liabilities of $647,000 and adjustments to net loss for certain non-cash items of $3.3 million, consisting of depreciation, amortization, stock-based compensation, and impairment of operating lease right-of-use asset.

Cash flows from investing activities

Cash used in investing activities for the six months ended June 30, 2026 and 2025 was $1.6 million and $553,000, respectively, which related primarily to capital expenditures for our manufacturing facility in Thailand and our research and development facility in Germany.

Cash flows from financing activities

Cash used in financing activities for the six months ended June 30, 2026 and 2025 was $441,000 and $354,000, respectively, which related to taxes paid associated with net share settlements of RSUs and PSUs.

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

During the three months ended June 30, 2026, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended.

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

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth in Part II, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended, under the heading “Risk Factors”. There have been no material changes from the risk factors disclosed in our 2025 Annual Report on Form 10-K, as amended, other than as set forth below. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

Risks Related to our Business, Products, and Industry

Adverse global and regional economic conditions have and may continue to materially adversely affect our business, results of operations and financial condition.

We conduct operations internationally with sales in the Americas, Europe and the Middle East, and Asia-Pacific regions. Our manufacturing operations are primarily performed at our manufacturing facility in Thailand, and to a lesser extent, with third-party contract manufacturers in Southeast Asia. We also purchase certain products and key components from a limited number of sources that depend on the supply chain, including freight, to receive components, transport finished goods and deliver our products across the world. As a result, adverse global and regional economic conditions may materially adversely affect our business, results of operations and financial condition.

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

During fiscal years 2025 and 2024, we were impacted by adverse macroeconomic conditions including but not limited to inflation, foreign currency fluctuations, and the slowdown of economic activity around the globe. Adverse conditions included experiencing delays and reductions in customer orders, shifting supply chain availability and component shortages. Global economic conditions have also impacted our suppliers, contract manufacturers, logistics providers, and distributors, causing increases in cost of materials and higher shipping and transportation rates, which then impacted the pricing of our products. Price increases may not successfully offset cost increases or may cause us to lose market share and, in turn, may adversely impact our operations. In fiscal year 2025, we were impacted by increases in U.S. tariffs applicable to products manufactured in Thailand, which created additional uncertainty in our supply chain and pricing environment. For additional information regarding our exposure to U.S. trade policy changes and tariffs, see the risk factor entitled “—Changes in U.S. trade policy and the impact of tariffs may have a material adverse effect on our business and results of operations” in our 2025 Annual Report on Form 10-K, as amended.

More recently, adverse macroeconomic conditions have had a greater impact on our consumer-facing applications, where demand for higher-end products has softened. In particular, one of our larger consumer-facing customers accumulated significant inventory over the last three quarters and has paused new order activity for several months to align its inventory levels with current demand. Although the customer has indicated that it expects to resume ordering later this year, the timing and volume of any resumed orders are uncertain. This pause will negatively affect our third and fourth quarter results, and may affect future periods depending on when orders resume and the levels of those orders. Further softening in demand, prolonged or additional customer inventory adjustments, or reductions or delays in customer orders could materially adversely affect our revenue, results of operations and cash flows.

Our financial performance depends on the extent and pace of RFID and BLE market adoption and end-user adoption of our RFID and BLE products and the timing of customer deployments.

Our financial performance depends on the pace, scope and depth of end-user adoption of our RFID and BLE products in multiple industries. If RFID and BLE market adoption, and adoption of our products specifically, does not meet our expectations, then our growth prospects and operating results will be adversely affected. If we are unable to meet end-user or customer volume or performance expectations, then our results of operations and business prospects may be adversely affected. In addition, given the uncertainties of the specific timing of our customer deployments, we cannot be assured that we will have appropriate inventory and capacity levels or that we will not experience inventory shortfalls or overages in the future. We seek to mitigate those risks by being deeply embedded in our customers’ design cycle, working with our chip partners on long lead time components, managing our limited capital equipment needs within a short cycle and expanding our facilities to accommodate several scenarios for growth potential. BLE inlays and labels are a newer technology and product category, which carry additional market adoption risks as these solutions have not been widely scaled across multiple industries. Many customer deployments depend on successful product development and manufacturing process development, and we cannot assure you that technical product and manufacturing process development will be completed on schedule or achieve required performance specifications and satisfy applicable customer and/or cost requirements. Development risks have and may continue to delay or prevent customer deployments and adversely affect our operating results. If end users with sizable projects change requirements or choose to delay due to market conditions or strategic prioritization or if we are not able to develop products that meet customer requirements on a cost effective basis, we have and may continue to experience significant fluctuation in revenue on a quarterly or annual basis, and we anticipate that such uncertainty and fluctuations may continue to characterize our business for the foreseeable future. In particular, we are negotiating with an existing customer on terms related to increase in costs for a BLE product under development which could impact the commercialization timeline. There can be no assurances that our negotiations will be successful.

We depend on a number of suppliers and contract manufacturers for the production of our products and components, making us vulnerable to supply disruption.

Our reliance on suppliers and contract manufacturers for the production of our products and components has and may continue to result in product delivery problems and delays. We have recently experienced chip allocation delays for certain products, which have delayed production and shipment of some customer orders. We may suffer a disruption if the supply of chips or other components causes us to be unable to purchase sufficient components on a timely basis. For example, the global semiconductor shortage that began in 2021 adversely impacted our ability to meet product demand in a timely fashion and had a negative impact on our revenue and operating results. Component shortages or low inventory levels can affect our ability to meet customer demand, delay production and shipments, lengthen lead times and potentially cause us to defer or lose revenue, miss opportunities, lose market share and/or damage customer relationships, also adversely affecting our business. We are currently experiencing significantly longer lead times with several of our chip suppliers and anticipate delays in certain chips in the third and fourth quarters of 2026 which could impact our results. We are also experiencing increases in prices for many of these chips. We are able to pass along these costs in certain cases, but not all. There can be no assurance that our efforts to secure adequate supply will be successful. If we are not able to get the necessary products and components on a timely basis, our business, financial condition and results of operations may be adversely affected.

Risks Related to the Asset Sale

Failure to complete the Asset Sale could materially and adversely affect our business, results of operations, financial condition and stock price.

The closing of the Asset Sale is conditioned on the receipt of the Required Stockholder Approval, as well as the satisfaction of other closing conditions, including those referenced in the risk factor entitled “—We cannot be sure if or when the Asset Sale will be completed”. In the event the Asset Sale is not completed or is delayed for any reason, our business, results of operations, financial condition and stock price may be harmed because:

•
management's and our employee's attention may be diverted from our day-to-day operations as they focus on matters related to the Asset Sale;
•
we may lose key employees if such employees experience uncertainty about their future roles with us or Buyer and decide to pursue other opportunities;
•
we may lose customers or vendors, harm existing customer or vendor relationships, and new customer or vendor contracts could be delayed or reduced;
•
activities related to the Asset Sale and related uncertainties may lead to a loss of revenue and market position unrelated to the Asset Sale that we may not be able to regain if the Asset Sale does not occur;
•
the failure to consummate, or delays in consummating, the Asset Sale may result in a negative impression of us with customers, potential customers or the investment community; and
•
our stock price may continue to fluctuate significantly based on announcements by us, Buyer or other third parties regarding the Asset Sale or our business.

In addition, we have agreed to restrictions in the Purchase Agreement that limit how we conduct our business prior to the closing of the Asset Sale. Subject to certain exceptions, these restrictions require Buyer’s prior written consent before we may take certain actions, including, among other things, making certain capital expenditures, investments and acquisitions, selling, transferring or disposing of our assets, entering into material contracts outside of the ordinary course of business, amending our organizational documents and incurring indebtedness. These restrictions may not be in our best interests and may disrupt or otherwise adversely affect our business and our relationships with our customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations.

The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price. If the Asset Sale is not completed, the Board of Directors, in discharging its fiduciary obligations, may evaluate other strategic alternatives that may be available, which alternatives may not be as favorable to our stockholders as the Asset Sale. These may include retaining and continuing to operate the IoT Business or pursuing an alternate sale transaction that would yield reduced consideration or involve significant delays. The Board of Directors may also decide to wind down the operations of the Company. Any future sale of substantially all of the assets of the Company or other transactions may be subject to further stockholder approval.

We cannot be sure if or when the Asset Sale will be completed.

The consummation of the Asset Sale is subject to the satisfaction or waiver, to the extent permitted by applicable law, of various conditions, including:

•
the Company having obtained the Required Stockholder Approval of the Asset Sale;
•
the absence of any order or law enjoining, restraining, prohibiting or making illegal the consummation of the Asset Sale;
•
the absence of any pending or overtly threatened legal proceeding challenging or seeking to restrain or prohibit the consummation of the Asset Sale;
•
each party’s representations and warranties being true and correct to the applicable specified standard as of the date of the Purchase Agreement and as of the closing of the Asset Sale;
•
each party’s material compliance with covenants required to be performed or complied with prior to or on the closing of the Asset Sale;
•
delivery of the stock certificate representing the Buyer Series C Shares;
•
delivery of the ancillary agreements;
•
delivery of the Purchased Assets and the Purchased Cash (each as defined in the Purchase Agreement); and
•
the filing by Buyer of a charter amendment with the Secretary of State of the State of Delaware to increase the authorized number of shares of Buyer Series C Preferred Stock.

We cannot guarantee that the closing conditions set forth in the Purchase Agreement will be satisfied. If either party is unable to satisfy the closing conditions in the other party’s favor or if other mutual closing conditions are not satisfied, a party will not be obligated to complete the Asset Sale.

The Purchase Agreement contains provisions that could discourage a potential competing acquirer.

The Purchase Agreement contains “no solicitation” provisions that restrict our ability to solicit, initiate, or knowingly encourage or knowingly facilitate third party proposals for the acquisition of 20% of our assets or 20% of our outstanding voting securities or to pursue an unsolicited offer, subject to certain limited exceptions. In addition, Buyer has an opportunity to modify or amend the terms of the Asset Sale in response to any unsolicited competing acquisition proposal before the Board of Directors may withdraw or change its recommendation with respect to the Asset Sale. Upon the termination of the Purchase Agreement to pursue an alternative transaction with respect to a Superior Proposal (as defined in the Purchase Agreement), we will be required to pay Buyer $750,000 as a termination fee.

These provisions could discourage a potential third-party acquirer from considering or proposing an acquisition transaction, even if it were prepared to pay a higher price than what would be received in the Asset Sale. These provisions might also result in a potential third-party acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable.

The Buyer preferred equity we receive in the Asset Sale is illiquid and may not generate the value we expect.

In connection with the Asset Sale, we expect to receive Buyer Series C Shares with an agreed value of $50.0 million. There is currently no public market for Buyer’s equity securities, and there can be no assurance that any public market for its equity securities will develop in the future or that we will otherwise be able to monetize our investment on favorable terms, or at all. In addition, our investment in Buyer will be subject to transfer restrictions that may limit our ability to monetize the investment. Subject to limited exceptions, we, or any liquidating trust, grantor trust or similar vehicle established for our benefit and/or the benefit of our stockholders, may transfer our Buyer Series C Shares only to a transferee that is an accredited investor, is not a competitor of Buyer, subject to specified exceptions, and is reasonably acceptable to Buyer. Any transfer also must satisfy a minimum share threshold. In addition, our Buyer Series C Shares will be subject to standard market stand-off restrictions in connection with certain liquidity events We may not be able to sell the preferred equity at the time, price or valuation we desire, or at all, and the value attributed to the preferred equity in the Asset Sale may not reflect the amount we ultimately realize, if any.

The value of our Buyer Series C Shares will depend on Buyer’s future performance, financial condition, liquidity, strategic decisions and ability to execute its business plan, all of which are outside of our control. In addition, because Buyer is a private company and not subject to reporting obligations applicable to public companies, our stockholders will have limited visibility into Buyer’s financial performance and prospects. Following the Asset Sale, we do not expect to provide periodic financial or operating information or other metrics regarding Buyer’s business or performance, other than information required to be disclosed in our periodic reports in connection with our accounting for our Buyer Series C Shares. If Buyer does not perform as expected, if there is not sufficient information about the Buyer available, if the value of Buyer's equity declines or if we are unable to realize liquidity from our investment, our financial condition, results of operations and the market price of our common stock could be adversely affected.

We have and will continue to incur significant expenses in connection with the Asset Sale, whether or not it is consummated.

We have and will continue to incur substantial expenses related to the Asset Sale, whether or not it is completed. We recorded transaction-related expenses of approximately $1.9 million through June 30, 2026, and we will incur additional costs and expenses until completion of the Asset Sale. In addition, we will incur additional financial advisory fees that are payable upon consummation of the Asset Sale. We may also be required to pay $750,000 to Buyer if we terminate the Purchase Agreement in certain circumstances.

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

We may become subject to litigation related to the Asset Sale, which may be expensive and could delay or impair our post-closing plans.

We may become subject to litigation in connection with the Asset Sale. Litigation and other claims are a common occurrence in connection with transactions similar to the Asset Sale, and we face potential for litigation or other disputes that relate to the Asset Sale, including claims related to our process or disclosures and investigatory demands under Delaware law. We have received demand letters in connection with the Asset Sale. We can provide no assurance that litigation, disputes, or additional demands will not arise in the future. Any litigation or proceedings, whether successful or not, could result in significant settlement amounts, damages, fines, or other penalties, divert financial and management resources, and result in significant legal fees. Further, any such litigation could delay the closing of the Asset Sale or could have a material adverse effect on our business, financial condition, and results of operations.

Following completion of the Asset Sale, we may be considered a “public shell” company under the Nasdaq listing rules, which could have negative consequences, including potential Nasdaq delisting of our common stock.

Our common stock is currently listed on the Nasdaq Capital Market. We have no current plans to delist our common stock from Nasdaq. However, following completion of the Asset Sale, we may be considered a “public shell” company under the Nasdaq listing rules. Although Nasdaq evaluates whether a listed company is a public shell company based on a facts and circumstances determination, a Nasdaq-listed company with no or nominal operations and either no or nominal assets, assets consisting solely of cash and cash equivalents, or assets consisting of any amount of cash and cash equivalents and nominal other assets is generally considered to be a public shell company. Listed companies determined to be public shell companies by Nasdaq may be subject to delisting proceedings or additional and more stringent listing criteria.

Delisting would adversely affect the liquidity and market price of our common stock, impair our ability to pursue strategic acquisitions, reduce the types of investors that may be willing or able to invest in our common stock, result in the potential loss of confidence among investors, suppliers, customers, end users, and employees, reduce business development opportunities, and otherwise adversely affect our business. In addition, if following the Asset Sale we are determined to be a “shell company” for purposes of the federal securities laws, we would be subject to certain additional restrictions under the Securities Act of 1933, as amended, including restrictions on our ability to use Form S-8 to register securities under employee benefit plans, limitations on the availability of Rule 144 for resales of our securities, and limitations that may increase the time, expense and uncertainty associated with completing future acquisitions.

If we are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to execute on our anticipated go-forward business strategy and may result in our decision to liquidate or wind-down the Company.

We may need to rely on one or more statutory or regulatory provisions under the Investment Company Act in order to avoid being deemed an investment company. Investment companies are subject to extensive, restrictive and potentially adverse statutory provisions and regulations relating to, among other things, their operations, management, capital structure, indebtedness, dividends and transactions with affiliates. There is no assurance that we will not be deemed an investment company.

Following the closing of the Asset Sale, we intend to pursue acquisitions of operating businesses. As discussed in the risk factor entitled “—We may not be able to identify or acquire suitable SaaS businesses on favorable terms, and acquisitions may not achieve the expected benefits”, however, we have only recently begun the process of evaluating potential acquisition targets, and there can be no assurance that we will be able to identify, negotiate or complete one or more acquisitions on acceptable terms or at all.

If we are required to register as an investment company or take other actions to avoid becoming subject to the Investment Company Act, our ability to implement our anticipated go-forward business strategy could be materially impaired. If we are unable to avoid investment company status for any reason, we may instead determine to wind down our business. A wind-down could require us to dispose of assets, including our equity interest in Buyer and any SaaS businesses that we may acquire in connection with our planned Physical AI Solutions Business. These divestitures could be at prices below the price we paid or on otherwise unfavorable terms. In addition, if we were deemed to be an investment company and failed to register when required, we could, among other material adverse consequences, become subject to monetary penalties or injunctive relief, and contracts entered into during the period in which we operated as an unregistered investment company could be subject to challenge, including rescission claims.

Our ability to utilize our net operating loss carryforwards and other tax attributes may be limited following completion of the Asset Sale.

We have federal, state, and foreign net operating loss (“NOL”) carryforwards and other tax attributes that may be available to offset future taxable income. If the Asset Sale is completed, we may experience an “ownership change” for purposes of Section 382 of the Internal Revenue Code. If an ownership change occurs, our ability to utilize our pre-ownership change NOLs and certain other tax attributes to offset future taxable income may become subject to significant annual limitations. These limitations could substantially reduce or defer the tax benefits associated with such NOLs, and could cause a portion of them to expire unused. As a result, we may be unable to realize the full benefit of our NOLs and other tax attributes, which could adversely affect our results of operations, cash flows, and financial condition. The ultimate availability of these tax attributes will depend on various factors, including future ownership changes, any future taxable income following completion of the Asset Sale, and applicable tax laws and regulations.

Our ability to utilize our net operating loss carryforwards and other tax attributes may be limited, which could result in increased tax liability.

We have federal, state, and foreign net operating loss (“NOL”) carryforwards and other tax attributes that may be available to offset future taxable income. Under Sections 382 and 383 of the Internal Revenue Code, if we experience an ownership change, our ability to utilize these NOLs and other tax attributes may become subject to significant annual limitations. In general, an ownership change occurs if one or more stockholders (or groups of stockholders) that own 5% or more of our stock increase their aggregate ownership by more than 50 percentage points over a rolling three-year period. Some changes in stock ownership may result from purchases and sales by our stockholders that are outside our control. The determination of whether an ownership change has occurred and the amount of any resulting limitation is complex and depends on numerous factual and legal determinations.

We expect our NOLs and other tax attributes to be important in reducing the taxable gain that may result from the Asset Sale. However, if an ownership change occurs, we may be unable to utilize a significant portion of our NOLs or other tax attributes which could cause a significant portion of those NOLs and tax attributes to expire unused. As a result, we may be unable to realize the full benefit of our NOLs and other tax attributes, which could significantly increase our cash tax obligations and materially and adversely affect our results of operations, cash flows, and financial condition. The ultimate availability of these tax attributes will depend on various factors, including future equity issuances, acquisitions, redemptions, share repurchases or other changes in stock ownership (including those that may occur following completion of the Asset Sale), any future taxable income, and applicable tax laws and regulations.

Risks Related to the Proposed Physical AI Solutions Business if the Asset Sale is Completed

We have no operating history in our anticipated Physical AI Solutions Business, and our new business model may not be successful.

Following the closing of the Asset Sale, we expect to have substantially reduced operations and to transition to a new business model focused on providing physical AI solutions through the acquisition of targeted compliance SaaS businesses in highly regulated industries that the Company believes may benefit from integration with Buyer’s physical AI platform, including the incorporation of BLE- and RFID-enabled physical data. While certain members of our Board of Directors and management team have relevant experience, we have no operating history in this business as a company. As a result, investors will have limited basis on which to evaluate our prospects in this new business. We may be unable to retain existing employees or attract new employees with the expertise necessary to operate our go-forward strategy.

Our anticipated Physical AI Solutions Business is subject to all of the risks, uncertainties and difficulties frequently encountered by companies entering a new and rapidly evolving market, many of which are beyond our control. We may fail to identify attractive opportunities, acquire suitable SaaS businesses, develop a viable operating model, generate revenue, achieve profitability or create stockholder value. If we are unable to execute this business plan successfully, our business, financial condition, results of operations and prospects could be materially and adversely affected, and the value of our common stock could decline substantially.

We will need to build substantial parts of our business, including strategy, processes, controls, systems, counterparties, branding and market positioning. We may not be successful in doing so. We will also need to hire employees and management with the necessary expertise to execute our new business strategy, and we may not be able to do so. Companies attempting a transition of this magnitude often encounter unforeseen costs, delays, execution issues and strategic failures. If the Physical AI Solutions Business does not develop successfully, we may fail to generate meaningful revenue, incur substantial losses, need to raise additional capital on unfavorable terms, need to wind down the Company, or pursue additional strategic alternatives. Any such outcome could materially and adversely affect our stockholders.

Our plans regarding our anticipated Physical AI Solutions Business necessarily involve substantial estimates and assumptions and may become inaccurate or incomplete as circumstances evolve.

Our public disclosures regarding our anticipated Physical AI Solutions Business, opportunities, risks, capital requirements, market demand, acquisition plans, monetization strategies and expected results necessarily depend on estimates, expectations and assumptions that may prove to be incomplete, inaccurate or subject to rapid change. In many cases, we may have only limited third-party information on which to base such judgments. As a result, subsequent developments may differ materially from what is described in our public filings. If investors, regulators, counterparties or other stakeholders believe that our disclosures were incomplete, insufficiently qualified, overly optimistic or otherwise misleading, we could face reputational harm, litigation, regulatory scrutiny, stock price volatility and other adverse consequences. Any such developments could materially adversely affect our business and financial condition.

Following the closing of the Asset Sale, we will not have meaningful operations unless and until we complete one or more acquisitions.

Unless and until we complete one or more acquisitions of targeted SaaS businesses, we will not have a meaningful operating business, our revenue will consist solely of payments for transition services to Buyer, if any, and our operating activities will be significantly reduced. Although we are actively evaluating potential acquisition opportunities and currently intend to complete a SaaS acquisition shortly after the closing of the Asset Sale, there can be no assurance that we will do so on the timeline currently expected or at all. If we are unable to identify, negotiate and complete acquisitions that satisfy our strategic, financial, technical, regulatory and operational criteria, we may be unable to establish a viable operating business following the closing of the Asset Sale. Even if we complete one or more acquisitions, there can be no assurance that the acquired businesses will generate sufficient revenue or cash flow to sustain our operations, fund our growth or support our acquisition strategy. In that event, our Board of Directors may be required to consider other strategic alternatives, including additional asset sales, a merger, business combination, liquidation, dissolution or other wind-down transaction. Any such alternative may not be available on favorable terms, or at all, and may not result in meaningful value for our stockholders.

We may not be able to identify or acquire suitable SaaS businesses on favorable terms, and acquisitions may not achieve the expected benefits.

A key element of our expected post-closing strategy is to identify and acquire targeted compliance SaaS businesses that we believe may benefit from integration with Buyer’s physical AI platform and access to Buyer’s customer and partner network. The identification of suitable acquisition candidates is difficult, and we may not be able to complete acquisitions on favorable terms, or at all. Although we are actively evaluating potential acquisition opportunities and currently intend to complete a SaaS acquisition shortly after the closing of the Asset Sale, there can be no assurance that we will do so on the timeline currently expected or at all.

With respect to any future acquisitions, we may not be able to integrate acquired businesses successfully, and we could assume unknown or contingent liabilities. Acquisitions involve significant risks, including difficulties integrating acquired businesses, technologies, products, services, operations, systems and personnel; failure to retain customers, partners, suppliers or key employees; disruption to our business; diversion of management’s time and resources from other strategic initiatives and public company obligations; and failure to achieve anticipated revenue growth, margin expansion, operational efficiencies, customer access, licensing opportunities or other expected benefits. Although we expect to conduct due diligence on potential acquisitions, we may not identify all risks or liabilities before completing a transaction.

Any acquisition could also result in significant write-offs, impairment charges, the incurrence of debt or contingent liabilities, integration costs or other expenses, any of which could harm our operating results. Changes in services, sources of revenue, product strategy, customer relationships, branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers or other stakeholders. We may also need to divert cash from other uses, incur indebtedness or issue equity securities in order to fund acquisitions, integration activities or the operations of acquired businesses. If the trading price of our common stock is low or volatile, we may not be able to use our common stock as consideration for acquisitions on favorable terms, or at all. In addition, our stockholders may experience substantial dilution as a result of additional securities we may issue in connection with acquisitions, and open market sales of substantial amounts of our common stock issued to stockholders of companies we acquire could depress our stock price.

Because our expected post-closing strategy depends on acquisitions, any failure to develop and maintain a pipeline of attractive SaaS targets or to complete acquisitions on acceptable terms could delay or prevent us from establishing a meaningful post-closing business. We may not realize the anticipated benefits of any acquisition, including expected revenue growth, expanded customer access, competitive differentiation, licensing opportunities, synergies with Buyer’s platform or other strategic advantages. Even if these benefits are achieved, they may take longer to realize or require greater costs and resources than anticipated. If we are unable to complete and integrate acquisitions successfully, or if completed acquisitions do not perform as expected, our business, financial condition, results of operations and stock price could be materially adversely affected.

We may not enter into a definitive strategic agreement with Buyer, and any failure to establish the contemplated strategic relationship could make it more difficult for us to execute our go-forward strategy.

In connection with the Asset Sale, we entered into a strategic partnership framework agreement with Buyer under which the parties intend to work toward a definitive agreement to collaborate on new software opportunities that leverage Buyer’s physical AI platform. The framework agreement does not obligate either party to enter into any definitive agreement, and there can be no assurance that we and Buyer will agree on the terms of any definitive strategic agreement at the closing of the Asset Sale, on the timeline currently expected or at all. In addition, any definitive agreement that we may enter into could contain terms that differ materially from those currently contemplated by the strategic framework agreement. The commercial terms of a strategic partnership, including revenue-sharing arrangements, if any, remain subject to negotiation, and any definitive agreement, if executed, may not be on terms consistent with current expectations or may not be executed at all.

If we do not enter into a definitive agreement with Buyer, or if any such agreement is delayed, more limited than expected or later terminated, our ability to execute our go-forward strategy could be adversely affected. In particular, we may have greater difficulty identifying attractive acquisition opportunities, evaluating the technical and commercial compatibility of potential targets, integrating acquired software with Buyer’s platform, or realizing the benefits that we currently expect from the strategic relationship. Although Buyer’s chief executive officer is expected to become an observer of our Board of Directors, and our Chair of the Board is expected to become an observer of Buyer’s board of directors, these observer roles may not ensure effective coordination between the companies or prevent conflicts, delays or misalignment from arising. As a result, our business prospects, financial condition, results of operations and stock price could be adversely affected.

Our go-forward strategy will depend significantly on Buyer’s physical AI infrastructure and support, and any adverse change in our relationship with Buyer could impair our ability to execute that strategy.

Even if we enter into a definitive strategic agreement with Buyer, our expected go-forward strategy will depend significantly on Buyer’s sensor, telemetry and physical AI infrastructure. Any adverse change in our relationship with Buyer, any limitation on our access to Buyer’s platform or infrastructure, any change in Buyer’s strategic priorities or any failure by Buyer to provide the expected level of support could materially impair our ability to execute our go-forward strategy. If we are unable to rely on Buyer’s physical AI infrastructure and support as expected, our business prospects, financial condition, results of operations and stock price could be adversely affected.

We may not be able to successfully integrate any acquired software with Buyer’s platform or realize the expected benefits from doing so.

A central element of our expected go-forward strategy is to integrate software applications from SaaS businesses we may acquire in the future with Buyer’s physical AI data platform to enable verified physical-world data collection and related capabilities. We may not be able to execute this strategy successfully. Such integrations may not be technically feasible across all acquired platforms, may require significant engineering effort or substantial modification to operate effectively on Buyer’s platform, may not be compatible with legacy systems, may not be completed on expected timelines or budgets, or may be subject to customer, contractual, data privacy, security, regulatory or other constraints that limit our ability to complete or benefit from the integration. In addition, our strategy depends on the accurate collection and transmission of physical-world operational data. Failures in sensors, connectivity or data processing could result in inaccurate data, reduced customer confidence or contractual disputes.

Even if we are able to integrate acquired software with Buyer’s platform, customers may not value or adopt the resulting offerings, or adoption may be slower than expected, and such enhancements may not result in increased revenue, improved profitability or other expected operational, strategic or financial benefits. If we are unable to successfully integrate acquired software with Buyer’s platform, or if customers do not value or adopt the resulting offerings, our business, financial condition, results of operations and stock price could be adversely affected.

Following the closing of the Asset Sale, we will continue to incur significant expenses as a public company despite having nominal, if any, revenue unless and until we complete one or more acquisitions.

Following the closing of the Asset Sale, we will continue to incur significant legal, accounting, administrative and other costs and expenses as a public company. Because we will have only nominal, if any, revenue following the sale of our IoT Business, these expenses will have an adverse effect on our operating results. If we are unable to generate sufficient revenue following the closing of the Asset Sale through the acquisition of one or more SaaS companies, these increased expenses as a percentage of our revenue may have an adverse effect on our ability to execute our go-forward strategy, remain listed on Nasdaq and create stockholder value.

The proposed change in our corporate identity and strategic direction may create confusion, reduce credibility and harm our ability to establish the anticipated new business.

Following the Asset Sale, we intend to change our corporate name and cease operating our historical IoT Business. This change in identity and strategic direction may create confusion among investors, counterparties, employees and other stakeholders regarding who we are, what business we are in and what capabilities we possess. Some market participants may question the credibility or viability of our new strategy or may be reluctant to transact business with us until we establish a track record in the new business. Any reputational challenges, uncertainty or skepticism arising from our abrupt change in business and identity could impair our ability to hire personnel, attract counterparties and create stockholder value.

Our use of cash may not generate the expected benefits or returns and could limit our ability to pursue our go-forward strategy.

Our Board of Directors and management has broad discretion in the use of our cash resources. We intend to use cash to support our go-forward strategy, including pursuing acquisitions, to pay public company expenses, and for share repurchases. In connection with the Asset Sale, we will also contribute $25.0 million in cash to Buyer, subject to adjustment pursuant to the Purchase Agreement. Uses of our cash following the closing may not generate the expected benefits or returns.

Our Board of Directors recently increased the size of our stock repurchase program to $40 million available for repurchases, and currently intends to return up to $40 million of capital to stockholders, which may be accomplished via dividends or other distributions as well as via share repurchases. Our cash resources will also be reduced by transaction-related fees and expenses, ongoing losses and the costs of operating as a public company. If we use significant cash for acquisitions, dividends, distributions or share repurchases and our acquisition strategy is delayed or unsuccessful, we may have fewer resources available to support our post-closing business plan. Because our cash resources are expected to be a significant component of our ability to execute our strategy following the closing of the Asset Sale, any substantial reduction in those resources could impair our ability to pursue strategic opportunities and could adversely affect our business, financial condition, results of operations and stock price.

Changes in our management, employee base and operating structure following the closing of the Asset Sale may adversely affect our ability to execute our go-forward strategy.

Following the closing of the Asset Sale, we expect to significantly streamline our operations, and a significant number of our employees are expected to transfer to, or become employed by, Buyer. These transfers may not occur on the timeline expected or at all, employees may not accept offers from Buyer, local-law processes may create delays or uncertainty, and we may experience disruption, loss of institutional knowledge or employee attrition in connection with the transition.

We expect to retain a small group of employees following the closing to support our go-forward business, including our public company, acquisition, integration and oversight functions. This limited initial operating team may constrain our ability to source acquisitions, integrate acquired businesses, manage our public company obligations and operate the business simultaneously. In addition, Kirsten Newquist, our Chief Executive Officer and a member of the Board of Directors, has informed us that she intends to resign from both positions following the closing of the Asset Sale. Following the closing of the Asset Sale, our Board of Directors intends to add senior leadership with experience in SaaS and M&A integration. We may not be able to retain or attract personnel with the experience necessary to identify, acquire, integrate and operate SaaS businesses, manage our public company obligations or manage our post-closing relationship with Buyer.

The loss of employees, changes in management responsibilities, limitations on our ability to coordinate with Buyer, or uncertainty regarding our post-closing operating structure could disrupt our business, divert management’s attention and impair our ability to execute our acquisition strategy. If we are unable to establish an effective post-closing management team and operating structure, our ability to implement our go-forward strategy could be adversely affected, which could adversely affect our business, financial condition, results of operations and stock price.

Investors may have difficulty evaluating our future prospects because, after the Asset Sale, we intend to continue as a public company with a new business strategy and no historical information relevant to that business strategy.

Following the Asset Sale, investors will have no historical financial information relevant to our anticipated Physical AI Solutions Business. Accordingly, historical results will not be indicative of future performance, and investors may find it difficult to evaluate our prospects, strategy, valuation and risks. This limited visibility may contribute to volatility in the price of our common stock, reduce analyst coverage and impair investor confidence. If investors are unable to assess our future prospects accurately, the market price of our common stock could be materially adversely affected.

We may need to establish new systems, policies, procedures and internal controls and failures in doing so could harm us.

The Physical AI Solutions Business will likely require new or significantly revised systems, processes and controls, including acquisition, deployment, valuation, revenue recognition, compliance, insurance, cybersecurity, maintenance, and financial reporting and disclosure controls. We may not be able to develop and implement such systems and controls effectively or on a timely basis. If we fail to establish adequate systems, policies, procedures and internal controls, we may experience operational inefficiencies, financial reporting errors or delays, control deficiencies, asset losses, compliance failures, litigation exposure and reputational harm. Any such failures could materially and adversely affect our business, results of operations, financial condition and ability to satisfy public company obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended June 30, 2026:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2026 – April 30, 2026	7,311	$3.68	—	—
May 1, 2026 – May 31, 2026	10,016	4.96	—	—
June 1, 2026 – June 30, 2026	3,581	4.05	—	—
Total	20,908	$4.36	—	—

(1) Consists of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees.

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

2026 Annual Meeting of Stockholders

As previously disclosed, the Company has established September 10, 2026 as the date of its 2026 annual meeting of stockholders. Because the date of the annual meeting is more than 30 calendar days after the anniversary of the Company’s 2025 annual meeting of stockholders, the deadlines for stockholder proposals and director nominations applicable to the 2026 annual meeting differed from the deadlines that would otherwise have applied. Those deadlines have passed as of the date of this Quarterly Report.

Item 6. Exhibits

Exhibit Number	Description

2.1#

Stock and Asset Purchase Agreement dated June 24, 2026 between Identiv, Inc. and Trackonomy Systems, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed June 24, 2026).

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

IDENTIV, INC.

August 13, 2026	By:	/S/ Kirsten Newquist
Kirsten Newquist
Chief Executive Officer
(Principal Executive Officer)

August 13, 2026	By:	/S/ Edward Kirnbauer
Edward Kirnbauer
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)