Form 10-Q
period 2026-09-30
INVE Technologies, Inc.
filed 2026-11-13
CIK 1036044

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-29440

INVE Technologies, Inc.

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

As of November 4, 2026, the registrant had 23,859,585 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except par value)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$86,789	$128,609
Restricted cash	300	300
Accounts receivable, net of allowances of $0 and $657 as of September 30, 2026 and December 31, 2025, respectively	—	4,070
Inventories	—	7,419
Prepaid expenses and other current assets	1,375	2,267
Total current assets	88,464	142,665
Property and equipment, net	32	7,316
Operating lease right-of-use assets	—	841
Equity investments	50,200	200
Other assets	—	315
Total assets	$138,696	$151,337
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$803	$3,619
Operating lease liabilities	—	331
Deferred revenue	—	2,760
Accrued compensation and related benefits	373	776
Accrued income taxes payable	313	288
Other accrued expenses and liabilities	5,568	1,619
Total current liabilities	7,057	9,393
Long-term operating lease liabilities	—	525
Other long-term liabilities	754	718
Total liabilities	7,811	10,636
Commitments and contingencies (see Note 14)
Stockholders' equity:
Series B preferred stock, $0.001 par value: 5,000 shares authorized; 5,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	5	5
Common stock, $0.001 par value: 50,000 shares authorized; 27,450 and 26,436 shares issued and 23,860 and 23,765 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	27	26
Additional paid-in capital	515,505	512,684
Treasury stock, 3,590 and 2,671 shares as of September 30, 2026 and December 31, 2025, respectively	(19,629)	(16,921)
Accumulated deficit	(365,566)	(358,053)
Accumulated other comprehensive income	543	2,960
Total stockholders' equity	130,885	140,701
Total liabilities and stockholders' equity	$138,696	$151,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$3,088	$5,009	$16,182	$15,318
Cost of revenue	2,524	4,475	13,411	15,126
Gross profit	564	534	2,771	192
Operating expenses:
Research and development	1,228	828	3,179	2,505
Selling and marketing	1,455	1,369	4,094	4,322
General and administrative	5,958	3,517	13,209	9,720
Restructuring and severance	164	402	245	1,082
Total operating expenses	8,805	6,116	20,727	17,629
Loss from operations	(8,241)	(5,582)	(17,956)	(17,437)
Non-operating income (expense):
Interest income, net	866	1,309	2,908	3,841
Gain on Asset Sale	6,127	—	6,127	—
Net gain on dissolution of foreign subsidiary	1,817	—	1,817	—
Foreign currency gains (losses), net	84	(25)	(327)	(1,425)
Income (loss) before income tax benefit (provision)	653	(4,298)	(7,431)	(15,021)
Income tax benefit (provision)	(65)	847	(82)	739
Net income (loss)	$588	$(3,451)	$(7,513)	$(14,282)

Other comprehensive loss:
Foreign currency translation adjustment, net of tax	(178)	37	(600)	1,865
Reclassification of cumulative translation adjustment as a result of dissolution of foreign subsidiary	(1,817)	—	(1,817)	—
Comprehensive loss	$(1,407)	$(3,414)	$(9,930)	$(12,417)

Net income (loss) per common share:
Basic	$0.02	$(0.15)	$(0.34)	$(0.63)
Diluted	$0.02	$(0.15)	$(0.34)	$(0.63)

Weighted average common shares outstanding:
Basic	24,193	23,849	24,151	23,736
Diluted	24,213	23,849	24,151	23,736

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands)

	Three Months Ended September 30, 2026
	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, July 1, 2026	5,000	$5	24,059	$27	$514,028	$(17,362)	$(366,154)	$2,538	$133,082
Net income	—	—	—	—	—	—	588	—	588
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(178)	(178)
Reclassification of cumulative translation adjustment as a result of dissolution of foreign subsidiary	—	—	—	—	—	—	—	(1,817)	(1,817)
Issuance of common stock in connection with vesting of stock awards	—	—	590	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,477	—	—	—	1,477
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(178)	—	—	(488)	—	—	(488)
Repurchases of common stock	—	—	(611)	—	—	(1,779)	—	—	(1,779)
Balances, September 30, 2026	5,000	$5	23,860	$27	$515,505	$(19,629)	$(365,566)	$543	$130,885

	Nine Months Ended September 30, 2026
	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2026	5,000	$5	23,765	$26	$512,684	$(16,921)	$(358,053)	$2,960	$140,701
Net loss	—	—	—	—	—	—	(7,513)	—	(7,513)
Unrealized loss from foreign currency translation adjustments	—	—	—	—	—	—	—	(600)	(600)
Reclassification of cumulative translation adjustment as a result of dissolution of foreign subsidiary	—	—	—	—	—	—	—	(1,817)	(1,817)
Issuance of common stock in connection with vesting of stock awards	—	—	1,014	1	—	—	—	—	1
Stock-based compensation	—	—	—	—	2,821	—	—	—	2,821
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(308)	—	—	(929)	—	—	(929)
Repurchases of common stock	—	—	(611)	—	—	(1,779)	—	—	(1,779)
Balances, September 30, 2026	5,000	$5	23,860	$27	$515,505	$(19,629)	$(365,566)	$543	$130,885

	Three Months Ended September 30, 2025
	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, July 1, 2025	5,000	$5	23,658	$26	$511,185	$(16,844)	$(350,881)	$2,924	$146,415
Net loss	—	—	—	—	—	—	(3,451)	—	(3,451)
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	37	37
Issuance of common stock in connection with vesting of stock awards	—	—	85	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	708	—	—	—	708
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(13)	—	—	(44)	—	—	(44)
Balances, September 30, 2025	5,000	$5	23,730	$26	$511,893	$(16,888)	$(354,332)	$2,961	$143,665

	Nine Months Ended September 30, 2025
	Series B Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Income	Equity
Balances, January 1, 2025	5,000	$5	23,431	$26	$509,482	$(16,490)	$(340,050)	$1,096	$154,069
Net loss	—	—	—	—	—	—	(14,282)	—	(14,282)
Unrealized gain from foreign currency translation adjustments	—	—	—	—	—	—	—	1,865	1,865
Issuance of common stock in connection with vesting of stock awards	—	—	418	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	2,411	—	—	—	2,411
Shares withheld in payment of taxes in connection with net share settlement of restricted stock units	—	—	(119)	—	—	(398)	—	—	(398)
Balances, September 30, 2025	5,000	$5	23,730	$26	$511,893	$(16,888)	$(354,332)	$2,961	$143,665

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVE TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,513)	$(14,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,568	1,512
Amortization of operating lease right-of-use assets	286	391
Gain on Asset Sale	(6,127)	—
Net gain on dissolution of foreign subsidiary	(1,817)	—
Stock-based compensation expense	2,821	2,411
Impairment of operating lease right-of-use assets	—	669
Changes in operating assets and liabilities:
Accounts receivable	2,059	(173)
Inventories	(1,857)	1,709
Prepaid expenses and other assets	(660)	(174)
Accounts payable	(1,348)	(270)
Deferred revenue	(2,760)	—
Accrued income taxes payable	25	53
Accrued expenses and other liabilities	1,840	(965)
Operating lease liabilities	(293)	(610)
Net cash used in operating activities	(13,776)	(9,729)
Cash flows from investing activities:
Capital expenditures	(1,764)	(905)
Cash paid in connection with Asset Sale to acquire Trackonomy Series C Preferred Stock	(23,411)	—
Proceeds from investment	—	298
Net cash used in investing activities	(25,175)	(607)
Cash flows from financing activities:
Repurchases of common stock	(1,779)	—
Taxes paid related to net share settlement of restricted stock units	(929)	(398)
Net cash used in financing activities	(2,708)	(398)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(161)	1,354
Net decrease in cash, cash equivalents, and restricted cash	(41,820)	(9,380)
Cash, cash equivalents, and restricted cash at beginning of period	128,909	135,946
Cash, cash equivalents, and restricted cash at end of period	$87,089	$126,566
Supplemental disclosures of cash flow information:
Taxes paid	$22	$190
Non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$79	$40
Trackonomy Series C Preferred Stock received as consideration in Asset Sale	$25,000	$—
Unpaid contingent liability related to the Asset Sale	$2,465	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVE TECHNOLOGIES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of INVE Technologies, Inc. (formerly Identiv, Inc.) and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal year 2025 condensed consolidated financial statements to conform to the fiscal year 2026 presentation. The reclassifications had no impact on net loss, total assets, total liabilities, or stockholders’ equity.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of the Company’s unaudited condensed consolidated financial statements have been included. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period. The unaudited condensed consolidated balance sheet as of December 31, 2025 has been derived from audited consolidated financial statements at that date, but does not include all disclosures required by U.S. GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” and the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended.

On June 24, 2026, the Company entered into a Stock and Asset Purchase Agreement (the "Purchase Agreement") with Trackonomy Systems, Inc., a Delaware corporation ("Trackonomy"). Upon the terms and subject to the conditions set forth in the Purchase Agreement, at the closing of the transaction, the Company would sell its specialty Internet of Things ("IoT") business (the "IoT Business") through the sale of substantially all of its operating assets, including all outstanding shares of Identiv (Thailand) Co., Ltd, its wholly-owned subsidiary, and pay $25.0 million in cash, subject to adjustment, to Trackonomy, in exchange for $50.0 million of shares of Series C Preferred Stock of Trackonomy ("Trackonomy Series C Preferred Stock"), with a fair value of $20.07 per share (the "Purchase Price"), and the assumption of certain liabilities related to the IoT Business (collectively, the "Asset Sale").

On September 10, 2026, at the Company's 2026 Annual Meeting of Stockholders, the Company's stockholders approved the Asset Sale. Pursuant to such vote and satisfaction of other customary closing conditions, the Asset Sale closed on September 15, 2026 (the "Closing").

Prior to the Closing, the Company developed, manufactured and sold specialty IoT products across multiple industries, focused on pharmaceutical and medical devices, consumer electronics, mobile devices, wine and spirits, luxury goods, libraries, and logistics. As a result of the Asset Sale, the IoT Business and all related operating assets were sold to Trackonomy. The unaudited condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q reflect the Asset Sale as it was completed during the period. Accordingly, the financial statements and the narrative description of the Company’s business, assets, liabilities and risks contained in the related Notes to Unaudited Condensed Consolidated Financial Statements, as well as in the accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the pre-Closing operations up to September 15, 2026, the results of the Asset Sale, and the limited post-Closing activities since September 15, 2026. See Note 3, Asset Sale for additional disclosure related to the Asset Sale.

Following the Closing, the Company intends to operate as a publicly traded physical artificial intelligence ("AI") solutions business focused on acquiring and operating software-as-a-service businesses in highly regulated industries that provide compliance, operations, traceability and regulatory software solutions that the Company believes may benefit from the integration with Trackonomy’s physical AI platform, including the incorporation of Bluetooth Low Energy and radio-frequency identification (“RFID”) enabled physical data.

Note 2. Significant Accounting Policies and Recent Accounting Pronouncements

Significant Accounting Policies

No material changes have been made to the Company's significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as amended, except as noted below.

Equity Investments

Equity investments in privately held companies without readily determinable fair values are accounted for under the measurement alternative in Accounting Standards Codification ("ASC") 321, Investments - Equity Securities, and are carried at cost, less impairment, if any, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The Company evaluates these investments for impairment at each reporting period. During the periods presented, there were no indicators of impairment on the equity investments held.

Discontinued Operations

The reporting of discontinued operations separately from continuing operations is meant to provide stakeholders with information assessing the effects of a sale on an entity’s ongoing operations. A discontinued operation may include a component of an entity or a group of components of an entity. A disposal of a component of an entity or a group of components of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: (i) the disposal group is a component of an entity; (ii) the component of the entity meets the held-for-sale criteria; and (iii) the component of the entity represents a strategic shift in the entity's operating and financial results.

To meet the definition of a discontinued operation, identification of the component sold is required and must be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. As the Company sold its entire IoT Business, the sale does not meet the definition of a component of an entity as it is not clearly distinguishable from the rest of the Company. As such, the Asset Sale did not result in the Company's operations meeting the criteria for discontinued operations as the operations being disposed were not clearly distinguishable from the rest of the Company.

Assets and Liabilities Held for Sale

The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.

Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale, respectively, in the Company's condensed consolidated balance sheet. In June 2026, the Company announced the Asset Sale to Trackonomy. The assets and liabilities associated with the Asset Sale met the held for sale criteria on September 15, 2026. Refer to Note 3, Asset Sale for additional information on the Asset Sale.

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

Note 3. Asset Sale

On September 15, 2026, the Company completed the sale of its IoT Business through the sale of substantially all of its operating assets, including all outstanding shares of Identiv (Thailand) Co., Ltd, a wholly-owned subsidiary of the Company, and payment of $25 million in cash, subject to adjustment, to Trackonomy pursuant to the Purchase Agreement. As consideration for the Asset Sale, the Company received $50 million of shares of Series C Preferred Stock of Trackonomy, with a fair value of $20.07 per share.

In connection with the Closing, the Company and Trackonomy entered into a transition services agreement (the “Transition Services Agreement”). The Transition Services Agreement outlines the information technology and personnel support the Company will provide to Trackonomy for a period of 6 months to 12 months after the Closing. The agreed upon charges for such services are intended to allow the Company and Trackonomy, respectively, to partially offset the costs and expenses of providing such services. Fees earned and incurred under the Transition Services Agreement for the three months ended September 30, 2026 were immaterial.

The assets and liabilities of the IoT Business at the date of the Closing were as follows (in thousands):

September 15, 2026
Assets:
Accounts receivable, net	$2,003
Inventories	9,290
Prepaid expenses and other current assets	1,224
Property and equipment, net	7,044
Operating lease right-of-use assets	634
Other assets	125
Total assets	20,320

Liabilities:
Accounts payable	1,475
Operating lease liabilities	644
Other accrued expenses and liabilities	693
Total liabilities	2,812
Net Assets	$17,508

As a result of the Asset Sale, the Company recorded a gain of $6.1 million in the condensed consolidated statements of comprehensive income (loss) as follows (in thousands):

Purchase price per Asset Sale	$50,000
Less: Cash paid in connection with Asset Sale	(23,411)
Less: Net assets sold pursuant to the Asset Sale	(17,508)
Less: Net working capital and other post-closing adjustments	(2,465)
Less: Transaction related costs	(489)
Gain on Asset Sale	$6,127

In connection with the Asset Sale, the Company accrued $2.5 million for a post-closing adjustment and reduced the gain recognized on the Asset Sale. The Company paid the obligation in the fourth quarter of 2026.

Note 4. Revenue

Revenue Recognition

Prior to the Closing, the Company recognized revenue upon transfer of control of promised products to customers in an amount that reflects the consideration the Company expected to receive in exchange for those products. For contracts with multiple performance obligations, the Company allocated the transaction price of the contract to each performance obligation, generally on a relative basis using its standalone selling price. The stated contract value was generally the transaction price to be allocated to the separate performance obligations. Revenue was recognized net of any taxes collected from customers that are subsequently remitted to governmental authorities.

Disaggregation of Revenue

Prior to the Closing, the Company disaggregated revenue from contracts with customers based on the shipping location of the customer. The geographic regions that were tracked are the Americas, Europe and the Middle East, and Asia-Pacific regions. See Note 11, Segment Reporting, Geographic Information, and Concentration of Credit Risk, for net revenue based on the disaggregation criteria noted above. All revenues from operations were recognized at a point-in-time following the transfer of control of the products to the customer, which typically occurs upon shipment or delivery depending on the terms of the underlying contract.

Contract Balances

Prior to the Closing, amounts prepaid in advance of the transfer of control of products to customers are accounted for as deferred revenue and represent contract liabilities. Deferred revenue was recognized as revenue when control of the related product is transferred to the customer. In the fourth quarter of 2025, the Company received approximately $2.8 million from a customer for delivery of RFID transponder products which was delivered in the first quarter of 2026. As a result, the balance of contract liabilities as of December 31, 2025 was recognized as revenue in the first quarter of 2026. As of September 30, 2026, there were no contractual obligations accounted for as deferred revenue.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of September 30, 2026, the Company held $87.1 million in cash, cash equivalents and restricted cash with no assets measured and recognized at fair value on a recurring basis. As of December 31, 2025, the Company held a total of $128.9 million in cash, cash equivalents and restricted cash, with $28.9 million consisting of treasury bills with maturities less than 90 days (Level 1 fair value measurements). As of September 30, 2026 and December 31, 2025, there were no liabilities measured and recognized at fair value on a recurring basis for either respective period.

Assets and Liabilities Measured at Fair Value on a Non-recurring Basis

Certain of the Company's assets are measured at fair value on a non-recurring basis if impairment indicators are present. As of September 30, 2026, the Company held 2,491,281 shares of Series C Preferred Stock of Trackonomy received as consideration in connection with the Asset Sale. The Company holds a minority interest and does not have significant influence over Trackonomy. Trackonomy is a privately held company, and as such, the preferred shares comprising the Company’s investment are illiquid and fair value is not readily determinable. The Company initially recorded this investment at fair value in connection with the Asset Sale. Subsequent to the Closing, the Company accounts for this investment at cost, less impairments, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. For the three months ended September 30, 2026, no adjustments have been recognized related to this investment. The investment is included within equity investments on the condensed consolidated balance sheets with a carrying value of $50.0 million.

In addition, as of September 30, 2026 and December 31, 2025, the Company had $200,000 of other privately-held investments measured at fair value on a non-recurring basis where fair value is not readily determinable. The Company accounts for these investments at cost, less impairments, if any. For the three months ended September 30, 2026, no adjustments have been recognized related to these investments. These investments are also included within equity investments on the condensed consolidated balance sheets.

As of September 30, 2026 and December 31, 2025, there were no liabilities that are measured and recognized at fair value on a non-recurring basis.

Assets and Liabilities Not Measured at Fair Value

The carrying amounts of the Company's accounts receivable, prepaid expenses and other current assets, accounts payable, and other accrued liabilities approximate fair value due to their short maturities.

Note 6. Balance Sheet Components

The Company’s inventories are stated at the lower of cost or net realizable value. Inventories consist of (in thousands):

	September 30, 2026	December 31, 2025
Raw materials(1)	$—	$4,854
Finished goods(1)	—	2,565
Total	$—	$7,419

(1) The balance decreased by 100% due to the Closing on September 15, 2026. Refer to Note 3, Asset Sale for additional information.

Property and equipment, net consists of (in thousands):

	September 30, 2026	December 31, 2025
Building and leasehold improvements(1)	$—	$1,305
Furniture, fixtures and office equipment(1)	—	152
Plant and machinery(1)	—	8,903
Purchased software(2)	365	780
Total	365	11,140
Accumulated depreciation(2)	(333)	(3,824)
Property and equipment, net	$32	$7,316

(1) The balance decreased by 100% due to the Closing on September 15, 2026. Refer to Note 3, Asset Sale for additional information.
(2) The decrease is primarily due to the Closing on September 15, 2026. Refer to Note 3, Asset Sale for additional information.

The Company recorded depreciation expense of $463,000 and $532,000 during the three months ended September 30, 2026 and 2025, respectively, and $1.6 million and $1.5 million during the nine months ended September 30, 2026 and 2025, respectively.

Other accrued expenses and liabilities consist of (in thousands):

	September 30, 2026	December 31, 2025
Accrued professional fees	$2,319	$802
Accrued warranties(1)	—	250
Contingent liability related to Asset Sale	2,465	—
Other accrued expenses	784	567
Total	$5,568	$1,619

(1) The balance decreased by 100% due to the Closing on September 15, 2026. Refer to Note 3 Asset Sale for additional information.

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

The Company generally is no longer subject to tax examinations for years prior to 2021. However, if loss carryforwards of tax years prior to 2017 are utilized in the U.S., these tax years may become subject to investigation by the tax authorities. While timing of the resolution and/or finalization of tax audits is uncertain, the Company does not believe that its unrecognized tax benefits will materially change in the next 12 months.

Note 8. Stockholders’ Equity

Series B Preferred Stock and Dividend Accretion

The following table summarizes Series B preferred stock and the accretion of dividend activity for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Series B Preferred Stock:
Balance at beginning of period	$28,718	$27,882	$28,296	$27,472
Cumulative dividends on Series B preferred stock	214	207	636	617
Balance at end of period	$28,932	$28,089	$28,932	$28,089
Number of Common Shares Issuable Upon Conversion:
Number of shares at beginning of period	7,180	6,971	7,074	6,868
Cumulative dividends on Series B preferred stock	53	51	159	154
Number of shares at end of period	7,233	7,022	7,233	7,022

Based on the current conversion price, the outstanding shares, including the accretion of dividends, of Series B preferred stock as of September 30, 2026 would be convertible into 7,232,937 shares of the Company’s common stock. However, the conversion rate will be subject to adjustment in certain instances, such as if the Company issues shares of its common stock at a price less than $4.00 per common share, subject to a minimum conversion price of $3.27 per share. As of September 30, 2026, none of the contingent conditions to adjust the conversion rate had been met.

In December 2017, the Company issued 3,000,000 shares of Series B preferred stock, and in May 2018, the Company issued an additional 2,000,000 shares of Series B preferred stock. Each share of Series B preferred stock is entitled to a cumulative annual dividend of 5% for the first six years following the issuance of such share and 3% for each year thereafter, with the Company retaining the option to settle each year’s dividend after the 10th year in cash. The dividends accrue and are payable in kind upon such time as the shares convert into the Company’s common stock. In general, the shares are not entitled to vote except in certain limited cases, including in change of control transactions where the expected price per share distributable to the Company’s stockholders is expected to be less than $4.00 per share. The Certificate of Designation with respect to the Series B preferred stock further provides that in the event of, among other things, any change of control, liquidation or dissolution of the Company, the holders of the Series B preferred stock will be entitled to receive, on a pari passu basis with the holders of the common stock, the same amount and form of consideration that the holders of the Company’s common stock receive (on an as-if-converted-to-common-stock basis and without regard to the Beneficial Ownership Limitation (as defined in the Certificate of Designation) applicable to the Series B preferred stock).

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

During the nine months ended September 30, 2026, the Company repurchased 308,335 shares of common stock for $929,000 to satisfy employee tax withholding obligations upon vesting of restricted stock units ("RSUs").

As of September 30, 2026, the Company repurchased a total of 1,074,923 shares of common stock under the Stock Repurchase Program for total consideration of approximately $3.7 million. During the nine months ended September 30, 2026, the Company repurchased 611,144 shares of common stock for $1.8 million under the Stock Repurchase Program.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of September 30, 2026 was as follows:

Number of Shares
Vesting of RSUs, vesting of performance stock units ("PSUs") and issuance of RSUs vested but not released	403,338
Employee Stock Purchase Plan	293,888
Shares of common stock available for grant under the 2011 Incentive Compensation Plan	1,087,022
Shares of common stock issuable upon conversion of Series B preferred stock	7,541,449
Total	9,325,697

Note 9. Stock-Based Compensation

Restricted Stock Units

The following is a summary of RSU activity for the nine months ended September 30, 2026:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2026	791,654	$4.26
Granted	100,239	2.80
Vested	(811,838)	4.21
Forfeited	(20,373)	3.65
Unvested as of September 30, 2026	59,682	$2.70
RSUs vested but not released	168,656	$3.60

The fair value of the Company’s RSUs is calculated based upon the fair market value of the Company’s common stock at the date of grant. As of September 30, 2026, there was $140,000 of unrecognized compensation expense related to unvested RSUs granted, which is expected to be recognized over a weighted average period of 0.67 years. No tax benefit was realized from RSUs for the nine months ended September 30, 2026.

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

The following is a summary of PSU activity for the nine months ended September 30, 2026:

	Number Outstanding	Weighted Average Fair Value
Unvested as of January 1, 2026	300,000	$4.03
Granted	125,000	3.17
Vested	(200,000)	4.01
Forfeited	(50,000)	3.17
Unvested as of September 30, 2026	175,000	$3.68

As of September 30, 2026, there was $486,000 of unrecognized compensation expense related to unvested PSUs, which is expected to be recognized or forfeited by the fourth quarter of 2026. No tax benefit was realized from PSUs for the nine months ended September 30, 2026.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options, RSUs and PSUs included in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenue	$41	$5	$54	$15
Research and development	219	36	302	88
Selling and marketing	345	95	550	231
General and administrative	872	572	1,915	2,077
Total	$1,477	$708	$2,821	$2,411

In connection with the Closing, unvested RSUs held by all employees, including employees who became employed by Trackonomy and those remaining with the Company, became fully vested. RSUs held by our non-employee directors remain outstanding and continue to vest according to their terms. During the three and nine months ended September 30, 2026, the Company recognized approximately $1.2 million in stock-based compensation related to the acceleration of unvested RSUs held by employees.

RSU and PSU Net Share Settlements

During the nine months ended September 30, 2026 and 2025, the Company repurchased 308,335 and 118,726 shares, respectively, of common stock surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs and PSUs issued to employees.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic net income (loss) per common share:
Numerator:
Net income (loss)	$588	$(3,451)	$(7,513)	$(14,282)
Less: accretion of Series B preferred stock dividends	(214)	(207)	(636)	(617)
Net income (loss) available to common stockholders	$374	$(3,658)	$(8,149)	$(14,899)

Denominator:
Weighted average common shares outstanding - basic	24,193	23,849	24,151	23,736
Net income (loss) per common share - basic	$0.02	$(0.15)	$(0.34)	$(0.63)

Diluted net income (loss) per common share:
Numerator:
Net income (loss) available to common stockholders	$374	$(3,658)	$(8,149)	$(14,899)

Denominator:
Weighted average common shares outstanding - basic	24,193	23,849	24,151	23,736
Dilutive securities:
RSUs	20	—	—	—
Convertible preferred shares	—	—	—	—
Weighted average common shares outstanding - diluted	24,213	23,849	24,151	23,736
Net income (loss) per common share - diluted	$0.02	$(0.15)	$(0.34)	$(0.63)

The following common stock equivalents have been excluded from diluted net income (loss) per share for the three and nine months ended September 30, 2026 and 2025 because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares of common stock subject to outstanding RSUs	—	876	60	876
Shares of common stock subject to outstanding PSUs	175	300	175	300
Shares of common stock issuable upon conversion of Series B preferred stock	7,233	7,022	7,233	7,022
Total	7,408	8,198	7,468	8,198

Note 11. Segment Reporting, Geographic Information, and Concentration of Credit Risk

Segment Reporting

The Company historically managed its operations and allocated resources as a single operating segment: most recently, the IoT Business segment. The Company's chief operating decision-maker ("CODM") is its interim chief executive officer who makes operating decisions, assesses financial performance and allocates resources based on consolidated financial information. As a result of the Closing, beginning September 15, 2026, the Company determined it no longer has an operating and reportable segment.

Prior to the Closing, the Company derived revenue primarily in the Americas, Europe and the Middle East, and Asia-Pacific regions. The significant expense categories which were used to manage operations are those reflected in the Company's condensed consolidated statements of comprehensive income (loss).

Geographical Information

Prior to the Closing, geographic net revenue was based on the customer’s ship-to location. Information regarding net revenue by geographic region for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Americas	$1,771	$2,571	$10,005	$6,642
Europe and the Middle East	817	1,236	4,409	4,987
Asia-Pacific	500	1,202	1,768	3,689
Total	$3,088	$5,009	$16,182	$15,318

As percentage of net revenue:
Americas	57%	51%	62%	43%
Europe and the Middle East	26%	25%	27%	33%
Asia-Pacific	17%	24%	11%	24%
Total	100%	100%	100%	100%

Long-lived assets by geographic location as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
Property and equipment, net:
Americas	$32	$200
Europe and the Middle East	—	680
Asia-Pacific	—	6,436
Total property and equipment, net	$32	$7,316

Operating lease right-of-use assets:
Americas	$—	$—
Europe and the Middle East	—	282
Asia-Pacific	—	559
Total operating lease right-of-use assets	$—	$841

Concentration of Credit Risk

Two customers accounted for 18% and 13%, respectively, of net revenue for the three months ended September 30, 2026. Three customers accounted for 17%, 14%, and 12%, respectively, of net revenue for the nine months ended September 30, 2026. One customer accounted for 12% of net revenue for the three months ended September 30, 2025. One customer accounted for 14% of net revenue for the nine months ended September 30, 2025. The Company had no accounts receivable outstanding as of September 30, 2026. As of December 31, 2025, two customers accounted for 19% and 15%, respectively, of the Company's net accounts receivable balance.

Note 12. Restructuring and Severance

For the three and nine months ended September 30, 2026, restructuring and severance expenses consisted of severance costs of $127,000 and $183,000, respectively, and restructuring costs of $37,000 and $62,000, respectively, associated with shutdown related activities at the Company's Singapore manufacturing facility and Japan sales office.

For the three and nine months ended September 30, 2025, restructuring expenses consisted of severance costs of $79,000 and $413,000, respectively, and impairments of an operating lease right-of-use asset of $323,000 and $669,000, respectively, primarily associated with shutdown related activities and vacated production space at the Company's Singapore manufacturing facility.

Note 13. Leases

Prior to the Closing, the Company’s leases consisted primarily of operating leases for administrative office space, research and development facilities, a manufacturing facility, and sales offices in various countries around the world. The Company determined if an arrangement was a lease at inception. Some lease agreements contained lease and non-lease components, which were accounted for as a single lease component. Total rent expense was $140,000 and $448,000 for the three and nine months ended September 30, 2026, respectively and $177,000 and $681,000 for the three and nine months ended September 30, 2025, respectively.

Initial lease terms were determined at commencement and could have included options to extend or terminate the lease when it was reasonably certain the Company would exercise the option. Remaining lease terms ranged from one to three years, some of which included options to extend for up to five years. Leases with an initial term of 12 months or less were not recorded on the condensed consolidated balance sheets. As the Company’s leases did not provide an implicit rate, the present value of future lease payments was determined using the Company’s incremental borrowing rate based on information available at the lease commencement date.

Following the Closing, the Company no longer has any operating leases or related right-of-use assets, current lease liabilities, or non-current lease liabilities. Currently, the Company subleases office space on a month-to-month basis.

Cash paid for amounts included in the measurement of operating lease liabilities was $55,000 and $282,000 for the three and nine months ended September 30, 2026, respectively, and $261,000 and $782,000 for the three and nine months ended September 30, 2025, respectively.

Note 14. Commitments and Contingencies

As of September 30, 2026, the Company had no material contracts or commitments.

The following table summarizes the Company’s warranty accrual account activity during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$192	$324	$250	$214
Net charged (credited) to cost of revenue	(39)	(25)	(54)	98
Recovery (cost) of warranty claims	—	(4)	(43)	(17)
Warranty accrual derecognized due to Asset Sale	(153)	—	(153)	—
Balance at end of period	$—	$295	$—	$295

The Company provided warranties on certain product sales for 12 months, and allowances for estimated warranty costs were recorded during the period of sale. The determination of such allowances required the Company to make estimates of product return rates and expected costs to repair or to replace the products under warranty. The Company established warranty reserves based on historical warranty costs for each product line combined with liability estimates based on the prior 12 months’ sales activities. If actual return rates and/or repair and replacement costs differed significantly from the Company’s estimates, adjustments to recognize additional cost of sales may have been required in future periods. Historically, the warranty accrual and the expense amounts were immaterial.

Note 15. Dissolution of Foreign Subsidiary

In the third quarter of 2026, the Company completed the liquidation of SCM Microsystems Ltd. (UK), a wholly-owned subsidiary. Accordingly, the Company recognized a net gain due to a reclassification of cumulative translation adjustment into earnings of $1.8 million.

Note 16. Subsequent Events

On October 21, 2026, the Company commenced a modified “Dutch auction” tender offer to purchase up to $20 million in value of its outstanding common stock, $0.001 par value per share, at a price per share of not greater than $3.40 nor less than $2.85. The tender offer will expire at 5:00 P.M., New York City time, on Thursday, November 19, 2026, unless the offer is terminated or extended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other parts of this Quarterly Report on Form 10-Q (“Quarterly Report”) contain forward-looking statements, within the meaning of the safe harbor provisions under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. Forward-looking statements reflect current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “will,” “believe,” “could,” “should,” “would,” “may,” “anticipate,” “intend,” “plan,” “estimate,” “expect,” “project” or the negative of these terms or other similar expressions. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A of this Quarterly Report. The following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, as amended. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Each of the terms the “Company,” “INVE,” “we,” “us” and “our” as used herein refers collectively to INVE Technologies, Inc. (formerly Identiv, Inc.) and its wholly-owned subsidiaries, unless otherwise stated.

Overview

Beginning October 1, 2024 through September 15, 2026, we had one reportable segment: the IoT Business segment. The IoT Business developed, manufactured, and supplied specialty Internet of Things ("IoT") solutions tailored for the healthcare, logistics, smart packaging industries and other high-value end markets.

As disclosed in Note 1, Basis of Presentation and Note 3, Asset Sale, on September 15, 2026, we completed the sale of our IoT Business (the "Closing"). As a result, we no longer have an operating and reportable segment.

Following Closing, we changed our name to INVE Technologies, Inc., and we intend to operate as a publicly traded physical artificial intelligence ("AI") solutions business focused on acquiring and operating software-as-a-service ("SaaS") businesses in highly regulated industries that provide compliance, operations, traceability and regulatory software solutions that we believe may benefit from the integration with the physical AI platform of Trackonomy Systems, Inc. ("Trackonomy"), including the incorporation of bluetooth low energy ("BLE") and radio-frequency identification ("RFID") enabled physical data (such anticipated business, the “Physical AI Solutions Business”).

Recent Developments

Closing of Asset Sale

On September 15, 2026, we completed the sale of our IoT Business through the sale of substantially all of our operating assets, including all outstanding shares of Identiv (Thailand) Co., Ltd, our wholly-owned subsidiary, and $25 million in cash, subject to adjustment, to Trackonomy pursuant to a Stock and Asset Purchase Agreement, dated as of June 24, 2026, by and between us and Trackonomy. As consideration for the Asset Sale, we received $50 million of shares of Series C Preferred Stock of Trackonomy, with a fair value of $20.07 per share.

In connection with the Closing, we and Trackonomy entered into a transition services agreement (the “Transition Services Agreement”). The Transition Services Agreement outlines the information technology and personnel support we will provide to Trackonomy for a period of 6 months to 12 months after the transaction closing date.

In addition, at the Closing, unvested restricted stock units (“RSUs”) held by all employees, both those employees who became employed by Trackonomy and those remaining with the Physical AI Solutions Business became fully vested. RSUs held by our non-employee directors will remain outstanding and continue to vest according to their terms. During the three and nine months ended September 30, 2026, the Company recognized approximately $1.2 million of stock-based compensation expense attributed to the accelerated vesting.

In addition, employees who became employed by Trackonomy are entitled to receive a pro-rated payment in respect of their annual (or other short-term) cash bonus and/or commission opportunity which has a performance period that is ongoing as of the Closing. The amount of such payment shall be determined based upon actual performance achieved as of the date of the Closing in accordance with the terms of the applicable plan or arrangement and multiplied by a proration factor.

In addition, certain of our employees, including Edward Kirnbauer, our Chief Financial Officer, are eligible to receive a transaction bonus in connection with the Asset Sale, payable upon the earlier of (a) the conclusion of a retention period following the Closing and (b) the dissolution of the Company, subject to the employee’s continuous service through such date (or as otherwise approved by the Company). The retention period ranges from six months to twelve months.

Factors Affecting Our Performance

As a result of the Closing, we currently have no commercial operating revenue. In addition, we transitioned our corporate strategy to operate as a physical AI solutions business focused on acquiring and operating compliance and specialized enterprise SaaS businesses in highly regulated industries. Our cash inflows will consist of payments for transition services to Trackonomy, if any, and interest income. We continue to incur public company expenses despite our substantially reduced operations and revenue, and our cash resources will be reduced by operating expenses, ongoing losses and the costs of operating as a public company. Although we are actively evaluating potential acquisition opportunities and currently intend to complete an acquisition as soon as possible, there can be no assurance that we will do so on the timeline currently expected or at all, or that any acquired business will generate sufficient revenue or cash flow to sustain our operations.

Because of this transaction and shift in strategy, our historical financial results are not indicative of our future operating performance. Our future financial condition, operating results, and long-term viability depend primarily on our ability to execute strategic acquisitions, integrate acquired businesses, and manage cash expenditures. Our future performance will be driven primarily by the following factors.

Identification, Execution, and Timing of Strategic SaaS Acquisitions

Our go-forward strategy depends on identifying and completing acquisitions of established enterprise SaaS businesses that provide compliance, operations, traceability, and regulatory software in highly regulated target markets. These target markets include healthcare operations, worker safety (EHS), pharmaceutical supply chains, food safety, medical device compliance, environmental and water quality management, and industrial operations. Because we currently have no operating revenue, our ability to generate revenue in future periods depends on the closing of these acquisitions or strategic relationships developed through this process.

We cannot guarantee that we will be able to identify suitable targets or negotiate acceptable terms. The acquisition process requires significant management time and focus, legal and advisory expenditures, and due diligence efforts. The timing of closing any acquisition is subject to negotiation dynamics, target company readiness, regulatory reviews, and prevailing market valuations. We intend to fund acquisitions through a combination of cash and structured equity, including time-vested equity, premium-priced options or warrants, and performance-based earnouts. If target companies or capital markets do not accept these transaction structures, our ability to complete acquisitions will be impaired, which would delay or prevent our ability to generate operating revenue.

Execution of Definitive Strategic Partnership with Trackonomy

Our business plan involves integrating Trackonomy's physical AI infrastructure, including smart BLE labels, RFID, sensors, telemetry, and structured data layers, into the software platforms of businesses we acquire. On November 9, 2026, the parties entered into a definitive strategic partnership agreement formalizing the commercial framework including commercial terms, technology commitments, and revenue-sharing provisions. We anticipate that this strategic partnership will provide an important technology foundation for our future growth strategy and support our efforts to create an integrated portfolio of business capable of benefiting from shared technology, data, and commercial capabilities, however, our commercial success will depend in part on Trackonomy's ability to manufacture, deliver, and support its hardware and software platforms on schedule and at competitive costs.

Integration, Customer Retention, and Expansion of Acquired SaaS Businesses

Following any acquisition, our operating results will depend on our ability to manage and scale the acquired operations. We expect acquired entities to continue generating recurring revenue while expanding product lines through the introduction of physical AI capabilities, premium service tiers, and hardware deployments. Key operational factors influencing our results may include customer retention and renewal rates within acquired customer bases, customer willingness to purchase premium subscription tiers and integrated physical monitoring features, engineering costs, timeframes, and technical challenges associated with integrating acquired software with Trackonomy data architecture, and our ability to consolidate acquired business operations and achieve general and administrative efficiencies.

Capital Resources and Corporate Expense Management

Our cash must support both acquisition activities and costs associated with operating as a public company. We currently expect to allocate approximately $30 million toward acquisitions and, beginning in 2027, approximately $12 million to $15 million to fund corporate overhead and public company operating costs over an estimated three-year period.

Until we complete acquisitions that generate positive cash flow, we will experience operating losses and negative cash flows from operations. Our operating expenses include public company compliance, legal, accounting, corporate development, executive compensation, and other administration expenses. If corporate overhead exceeds expectations, or if target acquisitions take longer to execute than anticipated, our available cash could be significantly impacted. Furthermore, post-closing working capital adjustments from the sale of the IoT Business could alter our cash position. We expect acquisitions to be accretive to our cash position.

Leadership Transition and Recruitment

Execution of our business strategy transition requires senior leadership with significant experience in enterprise SaaS, technology mergers and acquisitions, and post-acquisition integration. In September 2026, our former Chief Executive Officer resigned, and an Interim Chief Executive Officer was appointed. Our operating performance will depend on our ability to attract and retain qualified executive leaders, including a permanent Chief Executive Officer, as well as corporate development professionals and technical integration personnel.

Impacts of Macroeconomic Conditions and Other Factors on Our Business

Although the sale of our IoT Business eliminated our direct exposure to manufacturing facility overhead, component supply lead times, and factory tariffs, our business remains subject to broader economic and regulatory risks. Economic downturns, high interest rates, and software budget reductions among enterprise customers could reduce demand for products sold by target companies and complicate acquisition valuations. Additionally, our strategy focuses on businesses operating under regulatory oversight. Shifts in federal or international compliance standards, enforcement priorities, or reporting requirements could alter customer demand for compliance software and automated tracking solutions.

For additional information regarding the risks we face, see “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Results of Operations

Our results of operations for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands, except percentages).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Net revenue	$3,088	$5,009	(38%)	$16,182	$15,318	6%
Gross profit	564	534	6%	2,771	192	N.M.
Gross profit margin	18%	11%		17%	1%
Operating expenses:
Research and development	1,228	828	48%	3,179	2,505	27%
Selling and marketing	1,455	1,369	6%	4,094	4,322	(5%)
General and administrative	5,958	3,517	69%	13,209	9,720	36%
Restructuring and severance	164	402	(59%)	245	1,082	(77%)
Total operating expenses	8,805	6,116	44%	20,727	17,629	18%
Loss from operations	(8,241)	(5,582)		(17,956)	(17,437)
Non-operating income (expense):
Interest income, net	866	1,309	(34%)	2,908	3,841	(24%)
Gain on Asset Sale	6,127	—	100%	6,127	—	100%
Net gain on dissolution of foreign subsidiary	1,817	—	100%	1,817	—	100%
Foreign currency gains (losses), net	84	(25)	(436%)	(327)	(1,425)	(77%)
Income (loss) before income tax benefit (provision)	653	(4,298)		(7,431)	(15,021)
Income tax benefit (provision)	(65)	847	(108%)	(82)	739	(111%)
Net income (loss)	$588	$(3,451)		$(7,513)	$(14,282)

N.M. - Not meaningful

Geographic net revenue based on each customer’s ship-to location is as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Americas	$1,771	$2,571	(31%)	$10,005	$6,642	51%
Europe and the Middle East	817	1,236	(34%)	4,409	4,987	(12%)
Asia-Pacific	500	1,202	(58%)	1,768	3,689	(52%)
Total	$3,088	$5,009		$16,182	$15,318

Percentage of net revenue:
Americas	57%	51%		62%	43%
Europe and the Middle East	26%	25%		27%	33%
Asia-Pacific	17%	24%		11%	24%
Total	100%	100%		100%	100%

Net Revenue

Net revenue for the three and nine months ended September 30, 2026 was $3.1 million and $16.2 million, respectively, compared with net revenue of $5.0 million and $15.3 million in the comparable periods of 2025. Net revenue in the Americas for the three and nine months ended September 30, 2026 decreased 31% and increased 51%, respectively, compared with the comparable periods of 2025. The decrease for the three months ended September 30, 2026 compared with the prior year period was due to lower unit sales of RFID transponder products, while the increase for the nine months ended September 30, 2026 compared to the comparable prior year period was primarily due to one of our customers ordering their full-year volume in the first quarter of 2026, totaling approximately $2.8 million. Net revenue in Europe, the Middle East, and the Asia-Pacific for the three and nine months ended September 30, 2026 was $1.3 million and $6.2 million, respectively, a decrease of 46% and 29%, respectively, compared with $2.4 million and $8.7 million in the comparable periods of 2025. The decreases were primarily due to lower unit sales of RFID transponder products, including transitioning sales from contract manufacturers in the Asia-Pacific region to shipping directly to one of our large customers in the Americas. Net revenue for the three and nine months ended September 30, 2026 reflects only activity through September 15, 2026, the closing date of the Asset Sale, and therefore is not comparable to the full prior-year periods.

Gross Profit and Gross Margin

Gross profit for the three and nine months ended September 30, 2026 was $564,000 and $2.8 million, respectively, compared with a gross profit of $534,000 and $192,000 in the comparable periods of 2025. Gross profit represents net revenue less direct cost of product sales, manufacturing overhead, other costs directly related to preparing the product for sale including freight, scrap, and inventory adjustments, where applicable.

Gross profit margin for the three and nine months ended September 30, 2026 increased to 18% and 17%, respectively, from gross profit margins of 11% and 1% in the comparable periods of 2025. The increases in gross profit margin were primarily attributable to cost savings and efficiencies achieved in procurement and production with the transition of production to our Thailand production facility, improved facility utilization, and the elimination of manufacturing production costs associated with our discontinued Singapore operation. In addition, the improvement in gross profit margin in the nine months ended September 30, 2026 was the result of charges to cost of revenue of approximately $639,000 during the nine months ended September 30, 2025, related to the write-down of obsolete inventory at our Singapore production facility.

Operating Expenses

Information about our operating expenses for the three and nine months ended September 30, 2026 and 2025 is set forth below (dollars in thousands).

Research and Development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Research and development	$1,228	$828	48%	$3,179	$2,505	27%
as a % of net revenue	40%	17%		20%	16%

Research and development expenses consist primarily of employee compensation and fees for the development of RFID and BLE inlays, labels, and tags. The majority of our research and development activities focused on the customization of existing products and the development of new offerings for emerging market opportunities.

Research and development expenses for the three and nine months ended September 30, 2026 increased in dollars compared to the comparable prior periods in 2025 primarily due to an increase in stock-based compensation expense attributable to the accelerated vesting of RSUs in connection with the Asset Sale, as well as increased development costs in 2026.

Research and development expenses for the three and nine months ended September 30, 2026 only reflects activity through the Closing. As a result, the increase in research and development expenses described above was partially offset by the reduction in operating activity following the Closing, and therefore is not comparable to the full prior-year periods.

Selling and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Selling and marketing	$1,455	$1,369	6%	$4,094	$4,322	(5%)
as a % of net revenue	47%	27%		25%	28%

Selling and marketing expenses consist primarily of employee compensation as well as customer lead generation activities, tradeshow participation, advertising and other marketing and selling costs.

Selling and marketing expenses increased for the three months ended September 30, 2026 primarily due to higher stock-based compensation expense attributable to the accelerated vesting of RSUs in connection with the Asset Sale and higher professional fees, partially offset by lower payroll-related costs. Selling and marketing expenses for the nine months ended September 30, 2026 decreased compared to the comparable period in 2025 primarily due to lower payroll-related costs, trade show and travel related costs, attributable to lower headcount year over year.

Selling and marketing expenses for three and nine months ended September 30, 2026 were also affected by the Asset Sale, which significantly reduced selling and marketing activity after the Closing, and are therefore not comparable to the full prior-year periods.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
General and administrative	$5,958	$3,517	69%	$13,209	$9,720	36%
as a % of net revenue	193%	70%		82%	63%

General and administrative expenses consist primarily of compensation expenses for employees performing administrative functions, and professional fees incurred for legal, auditing and other consulting services.

General and administrative expenses for the three and nine months ended September 30, 2026 increased compared to the comparable periods in 2025 primarily due to higher strategic review-related costs of $3.1 million and $5.0 million, respectively, partially offset by lower professional fees and external contractor expenses.

General and administrative expenses for three and nine months ended September 30, 2026 were also affected by the Asset Sale, which reduced general and administrative expenses activity after the Closing, and are therefore not comparable to the full prior-year periods.

Restructuring and Severance

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Restructuring and severance	$164	$402	(59%)	$245	$1,082	(77%)

Restructuring and severance expenses for the three and nine months ended September 30, 2026 consisted of severance costs of $127,000 and $183,000, respectively, and restructuring costs of $37,000 and $62,000, respectively, associated with shutdown-related activities at the Company's Singapore manufacturing facility and Japan sales office.

For the three and nine months ended September 30, 2025, restructuring expenses consisted of severance costs of $79,000 and $413,000, respectively, and impairments of an operating lease right-of-use asset of $323,000 and $669,000, respectively, primarily associated with shutdown-related activities and vacated production space at the Company's Singapore manufacturing facility.

Non-operating Income (Expense)

Information about our non-operating income (expense) for the three and nine months ended September 30, 2026 and 2025 is set forth below (dollars in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Interest income, net	$866	$1,309	(34%)	$2,908	$3,841	(24%)
Gain on Asset Sale	$6,127	$—	100%	$6,127	$—	100%
Net gain on dissolution of foreign subsidiary	$1,817	$—	100%	$1,817	$—	100%
Foreign currency gains (losses), net	$84	$(25)	(436%)	$(327)	$(1,425)	(77%)

Interest income, net consists of interest income generated on our cash equivalents net of interest costs. The decrease in interest income, net for the three and nine months ended September 30, 2026 compared to the comparable periods of 2025 was primarily attributable to lower average monthly balances on our money market accounts and treasury bills.

During the three and nine months ended September 30, 2026, the Company recognized a gain of $6.1 million upon completion of the Asset Sale, representing the excess of the consideration received for the net assets sold. There was no corresponding gain recorded in the comparable period of 2025.

During the three and nine months ended September 30, 2026, the Company recognized a net gain on the dissolution of one of its foreign subsidiaries of $1.8 million related to the derecognition of its cumulative foreign currency translation adjustment in the third quarter of 2026. There was no corresponding gain recorded in the comparable period of 2025.

Changes in currency valuation in the periods mainly were the result of exchange rate movements between the U.S. Dollar, the Euro and the Thai Baht. Our foreign currency gains and losses primarily result from the valuation of current assets and liabilities denominated in a currency other than the functional currency of the respective entity in the local financial statements.

Income Tax Benefit (Provision)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025	% Change
Income tax benefit (provision)	$(65)	$847	(108%)	$(82)	$739	(111%)
Effective tax rate	(10%)	(20%)		1%	(5%)

As of September 30, 2026, our deferred tax assets are fully offset by a valuation allowance. ASC 740, Income Taxes, provides for the recognition of deferred tax assets if realization of such assets is more likely than not. Based upon the weight of available evidence, which includes historical operating performance, reported cumulative net losses since inception and difficulty in accurately forecasting our future results, we provided a full valuation allowance against all of our net U.S. and foreign deferred tax assets. We reassess the need for our valuation allowance on a quarterly basis. If it is later determined that a portion or all of the valuation allowance is not required, it generally will be a benefit to the income tax provision in the period such determination is made.

We recorded an income tax provision for the three and nine months ended September 30, 2026. The income tax benefit for the three and nine months ended September 30, 2025 was primarily attributable to a state income tax payable adjustment related to fiscal year 2024. The effective tax rates for the three and nine months ended September 30, 2026 and 2025 differ from the federal statutory rate of 21% primarily due to a change in valuation allowance, and the estimated tax impact attributed to the Asset Sale.

Liquidity and Capital Resources

As of September 30, 2026, our working capital, defined as current assets less current liabilities, was $81.4 million, a decrease of $51.9 million compared to $133.3 million as of December 31, 2025. As of September 30, 2026, our cash, cash equivalents, and restricted cash balance was $87.1 million.

Our Board of Directors has previously announced that it intends to return up to $40 million of capital to stockholders, which may be accomplished through dividends or other distributions and share repurchases. On November 7, 2024, we announced that our Board of Directors authorized a stock repurchase program, effective November 15, 2024 (the “Stock Repurchase Program”), under which we could repurchase up to $10.0 million of shares of our common stock pursuant to Exchange Act Rule 10b-18. On June 24, 2026, our Board of Directors authorized an increase in the amount available under the Stock Repurchase Program to $40.0 million, in addition to approximately $1.9 million previously repurchased under the Stock Repurchase Program. Under the Stock Repurchase Program, we may repurchase shares of common stock on a discretionary basis from time to time through open market repurchases, privately negotiated transactions, or other means. The timing and amount of shares repurchased depends on a number of factors, including stock price, trading volume, general market and business conditions, liquidity and capital needs, and other factors. The Stock Repurchase Program does not obligate us to repurchase any specific dollar amount or acquire any specific number of shares of common stock. The Stock Repurchase Program has no expiration date and may be suspended or discontinued at any time without notice. As of September 30, 2026, approximately $38.2 million remained available under the Stock Repurchase Program. During the three and nine months ended September 30, 2026, the Company repurchased 611,144 shares of common stock under the Stock Repurchase Program.

On October 21, 2026, the Company commenced a modified “Dutch auction” tender offer to purchase up to $20 million in value of its outstanding common stock, $0.001 par value per share, at a price per share of not greater than $3.40 nor less than $2.85. The tender offer will expire at 5:00 P.M., New York City time, on Thursday, November 19, 2026, unless the offer is terminated or extended.

As our previously unremitted earnings have been subjected to U.S. federal income tax, we expect any repatriation of these earnings to the U.S. would not incur significant additional taxes related to such amounts. However, our estimates are provisional and subject to further analysis. Generally, most of our foreign subsidiaries have accumulated deficits and cash and cash equivalents that are held outside the United States are typically not cash generated from earnings that would be subject to tax upon repatriation if transferred to the United States. We have access to the cash held outside the United States to fund domestic operations and obligations without any material income tax consequences. As of September 30, 2026, the amount of cash included at such subsidiaries was $6.4 million. We have not, nor do we anticipate the need to, repatriate funds to the United States to satisfy domestic liquidity needs arising in the ordinary course of business.

We have historically incurred operating losses and negative cash flows from operating activities, and we expect to continue to incur losses in the future. As of September 30, 2026, we had an accumulated deficit of $365.6 million. During the nine months ended September 30, 2026, we had a net loss of $7.5 million.

We believe our existing cash and cash equivalents will be sufficient to satisfy our working capital needs to fund operations for at least the next twelve months. We may also use cash to acquire or invest in complementary businesses, technologies, services or products that would change our cash requirements. We may also choose to finance future acquisitions or our business through public or private equity offerings, debt financings or other arrangements. However, there can be no assurance that additional capital will be available to us or that such capital will be available to us on acceptable terms. If we raise funds by issuing equity securities, dilution to stockholders could result. Debt or any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. The terms of debt securities issued or borrowings could impose significant restrictions on our operations. The incurrence of additional indebtedness or the issuance of certain debt or equity securities could result in increased fixed payment obligations and could also result in restrictive covenants, such as limitations on our ability to incur additional debt or issue additional equity, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely affect our ability to conduct our business. In addition, the issuance of additional equity securities by us, or the possibility of such issuance, may cause the market price of our common stock to decline. If we are not able to secure additional funding when needed, we may have to curtail or reduce the scope of our business or forgo potential business opportunities.

The following summarizes our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(13,776)	$(9,729)
Net cash used in investing activities	(25,175)	(607)
Net cash used in financing activities	(2,708)	(398)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(161)	1,354
Net decrease in cash, cash equivalents, and restricted cash	(41,820)	(9,380)
Cash, cash equivalents, and restricted cash at beginning of period	128,909	135,946
Cash, cash equivalents, and restricted cash at end of period	$87,089	$126,566

Cash flows from operating activities

Cash used in operating activities for the nine months ended September 30, 2026 of $13.8 million was primarily due to a net loss of $7.5 million, a decrease in cash from net changes in operating assets and liabilities of $3.0 million and adjustments to net loss for certain non-cash items of $3.3 million, primarily consisting of the gain on the Asset Sale, net gain on dissolution of foreign subsidiary, depreciation, amortization, and stock-based compensation.

Cash used in operating activities for the nine months ended September 30, 2025 of $9.7 million was primarily due to a net loss of $14.3 million, a decrease in cash from net changes in operating assets and liabilities of $430,000 and adjustments to net loss for certain non-cash items of $5.0 million, consisting of depreciation, amortization, stock-based compensation, and impairment of operating lease right-of-use asset.

Cash flows from investing activities

Cash used in investing activities for the nine months ended September 30, 2026 was $25.2 million which related primarily to cash paid in connection with the Asset Sale and capital expenditures for our manufacturing facility in Thailand and our research and development facility in Germany.

Cash used in investing activities for the nine months ended September 30, 2025 was $607,000 which related primarily to capital expenditures for our manufacturing facility in Thailand, partially offset by proceeds received from an investment.

Cash flows from financing activities

Cash used in financing activities for the nine months ended September 30, 2026 was $2.7 million, which related to repurchases of common stock and taxes paid associated with net share settlements of RSUs and PSUs.

Cash used in financing activities for the nine months ended September 30, 2025 was $398,000, which related to taxes paid associated with net share settlements of RSUs and PSUs.

Contractual Obligations

Prior to the Closing, we leased facilities, certain equipment, and automobiles under non-cancelable operating lease agreements. Following the Closing, we currently sublease office space on a month-to-month basis. See Note 13, Leases, in the accompanying notes to our condensed consolidated financial statements.

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

During the three months ended September 30, 2026, management believes there have been no significant changes to the items that we disclosed within our critical accounting policies and estimates in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025, as amended.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our interim Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting

We have made no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties, and other factors that you should be aware of. You should carefully review and consider the information regarding certain factors that could materially affect our business, financial condition or future results set forth below. The risks, uncertainties and other factors described in the risk factors are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations. Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition, results of operations, cash flows or product market share and could cause the trading price of our common stock to decline substantially.

Risks Related to Our Proposed Physical AI Solutions Business

We have no operating history in our anticipated Physical AI Solutions Business, and our new business model may not be successful.

Following the Closing, we have substantially reduced operations and are transitioning to a new business model focused on providing physical AI solutions through the acquisition of targeted compliance SaaS businesses in highly regulated industries that the Company believes may benefit from integration with Trackonomy’s physical AI platform, including the incorporation of BLE- and RFID-enabled physical data. While certain members of our Board of Directors and management team have relevant experience, we have no operating history in this business as a company. As a result, investors will have limited basis on which to evaluate our prospects in this new business. We may be unable to retain existing employees or attract new employees with the expertise necessary to operate our go-forward strategy.

Our Physical AI Solutions Business is subject to all of the risks, uncertainties and difficulties frequently encountered by companies entering a new and rapidly evolving market, many of which are beyond our control. We may fail to identify attractive opportunities, acquire suitable SaaS businesses, develop a viable operating model, generate revenue, achieve profitability or create stockholder value. If we are unable to execute this business plan successfully, our business, financial condition, results of operations and prospects could be materially and adversely affected, and the value of our common stock could decline substantially.

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

Unless and until we complete one or more acquisitions of targeted SaaS businesses, we will not have a meaningful operating business, our revenue will consist solely of payments for transition services to Trackonomy, if any, and our operating activities will be significantly reduced. Although we are actively evaluating potential acquisition opportunities, there can be no assurance that we will do so in a timely manner or at all. If we are unable to identify, negotiate and complete acquisitions that satisfy our strategic, financial, technical, regulatory and operational criteria, we may be unable to establish a viable operating business. Even if we complete one or more acquisitions, there can be no assurance that the acquired businesses will generate sufficient revenue or cash flow to sustain our operations, fund our growth or support our acquisition strategy. In that event, our Board of Directors may be required to consider other strategic alternatives, including additional asset sales, a merger, business combination, liquidation, dissolution or other wind-down transaction. Any such alternative may not be available on favorable terms, or at all, and may not result in meaningful value for our stockholders.

We may not be able to identify or acquire suitable SaaS businesses on favorable terms or at all, and acquisitions we make may not achieve the expected benefits.

A key element of our post-closing strategy is to identify and acquire targeted compliance SaaS businesses that we believe may benefit from integration with Trackonomy’s physical AI platform and access to its customer and partner network. The identification of suitable acquisition candidates is difficult, and we may not be able to complete acquisitions on favorable terms, or at all. Although we are actively evaluating potential acquisition opportunities with the goal of completing a SaaS acquisition promptly, there can be no assurance that we will do so promptly or at all.

With respect to any future acquisitions, we may not be able to integrate acquired businesses successfully, and we could assume unknown or contingent liabilities. Acquisitions involve significant risks, including difficulties integrating acquired businesses, technologies, products, services, operations, systems and personnel; failure to retain customers, partners, suppliers or key employees; disruption to our business; diversion of management’s time and resources from other strategic initiatives and public company obligations; and failure to achieve anticipated revenue growth, margins, operational efficiencies, customer access, licensing opportunities or other expected benefits. Although we will conduct due diligence on potential acquisitions, we may not identify all risks or liabilities before completing a transaction.

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

Because our strategy depends on acquisitions, any failure to develop and maintain a pipeline of attractive SaaS targets or to complete acquisitions on acceptable terms could delay or prevent us from establishing a meaningful business. We may not realize the anticipated benefits of any acquisition, including expected revenue growth, expanded customer access, competitive differentiation, licensing opportunities, synergies with Trackonomy’s platform or other strategic advantages. Even if these benefits are achieved, they may take longer to realize or require greater costs and resources than anticipated. If we are unable to complete and integrate acquisitions successfully, or if completed acquisitions do not perform as expected, our business, financial condition, results of operations and stock price could be materially adversely affected.

Our strategy depends in part on Trackonomy’s physical AI infrastructure and support, and any adverse change in our relationship with Trackonomy could impair our ability to execute that strategy.

Our strategy depends in part on Trackonomy’s sensor, telemetry and physical AI infrastructure. Any adverse change in our relationship with Trackonomy, limitations on our access to Trackonomy’s platform or infrastructure, changes in Trackonomy’s strategic priorities or any failure by Trackonomy to provide the expected level of support could materially impair our ability to execute our go-forward strategy. If we are unable to rely on Trackonomy’s physical AI infrastructure and support as expected, our business prospects, financial condition, results of operations and stock price may be adversely affected.

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

We may not be able to successfully integrate any acquired software with Trackonomy’s platform or realize the expected benefits from doing so.

A central element of our strategy is to integrate software applications from SaaS businesses we may acquire in the future with Trackonomy’s physical AI data platform to enable verified physical-world data collection and related capabilities. We may not be able to execute this strategy successfully. Such integrations may not be technically feasible across all acquired platforms, may require significant engineering effort or substantial modification to operate effectively on Trackonomy’s platform, may not be compatible with legacy systems, may not be completed on expected timelines or budgets, or may be subject to customer, contractual, data privacy, security, regulatory or other constraints that limit our ability to complete or benefit from the integration. In addition, our strategy depends on the accurate collection and transmission of physical-world operational data. Failures in sensors, connectivity or data processing could result in inaccurate data, reduced customer confidence or contractual disputes.

Even if we are able to integrate acquired software with Trackonomy’s platform, customers may not value or adopt the resulting offerings, or adoption may be slower than expected, and such enhancements may not result in increased revenue, improved profitability or other expected operational, strategic or financial benefits. If we are unable to successfully integrate acquired software with Trackonomy’s platform, or if customers do not value or adopt the resulting offerings, our business, financial condition, results of operations and stock price could be adversely affected.

We will continue to incur significant expenses as a public company despite having nominal, if any, revenue unless and until we complete one or more acquisitions.

We will continue to incur significant legal, accounting, administrative and other costs and expenses as a public company. Because we will have only nominal, if any, revenue following the sale of our IoT Business, these expenses will have an adverse effect on our operating results. If we are unable to generate sufficient revenue through the acquisition of one or more SaaS companies, these increased expenses as a percentage of our revenue may have an adverse effect on our ability to execute our go-forward strategy, remain listed on Nasdaq and create stockholder value.

The change in our corporate identity and strategic direction may create confusion, reduce credibility and harm our ability to establish the anticipated new business.

Following the Closing, we changed our corporate name to INVE Technologies, Inc. and ceased operating our historical IoT Business. This change in identity and strategic direction may create confusion among investors, counterparties, and other stakeholders regarding who we are, what business we are in and what capabilities we possess. Some market participants may question the credibility or viability of our new strategy or may be reluctant to transact business with us until we establish a track record in the new business. Any reputational challenges, uncertainty or skepticism arising from our abrupt change in business and identity could impair our ability to hire personnel, attract counterparties and create stockholder value.

Our use of cash may not generate the expected benefits or returns and could limit our ability to pursue our go-forward strategy.

Our Board of Directors and management has broad discretion in the use of our cash resources. We intend to use cash to support our go-forward strategy, including pursuing acquisitions, to pay public company expenses, and for share repurchases.

Our Board of Directors recently increased the size of our stock repurchase program to $40 million available for repurchases, and currently intends to return up to $40 million of capital to stockholders, which may be accomplished via dividends or other distributions as well as via share repurchases. On October 21, 2026, we announced the commencement of a modified "Dutch auction" tender offer to purchase up to $20 million in value of our outstanding common stock, at a price per share of not greater than $3.40 nor less than $2.85. Our cash resources have and will be reduced by fees and expenses related to the Asset Sale, share repurchases, ongoing losses and the costs of operating as a public company. If we use significant cash for acquisitions, dividends, distributions or share repurchases and our acquisition strategy is delayed or unsuccessful, we may have fewer resources available to support our post-closing business plan. Because our cash resources are a significant component of our ability to execute our strategy, any substantial reduction in those resources could impair our ability to pursue strategic opportunities and could adversely affect our business, financial condition, results of operations and stock price.

Changes in our management, employee base and operating structure following the Closing may adversely affect our ability to execute our go-forward strategy.

Following the Closing, we retained a small group of employees to support our go-forward business, including our public company, acquisition, integration and oversight functions. This limited initial operating team may constrain our ability to source acquisitions, integrate acquired businesses, manage our public company obligations and operate the business simultaneously. In addition, Kirsten Newquist, our former Chief Executive Officer and member of the Board of Directors, resigned from both positions following the Closing, and our Board of Directors appointed James Greenwell as Interim Chief Executive Officer. Our Board of Directors intends to add additional senior leadership with experience in SaaS and mergers and acquisitions integration, if needed. We may not be able to retain or attract personnel with the experience necessary to identify, acquire, integrate and operate SaaS businesses, manage our public company obligations or manage our post-closing relationship with Trackonomy.

These changes could divert management’s attention and impair our ability to execute our acquisition strategy. If we are unable to establish an effective post-closing management team and operating structure, our ability to implement our go-forward strategy could be adversely affected, which could adversely affect our business, financial condition, results of operations and stock price.

Investors may have difficulty evaluating our future prospects because of our new business strategy and the lack of historical information relevant to that business strategy.

Investors will have no historical financial information relevant to our anticipated Physical AI Solutions Business. Accordingly, historical results are not indicative of future performance, and investors may find it difficult to evaluate our prospects, strategy, valuation and risks. This limited visibility may contribute to volatility in the price of our common stock, reduce analyst coverage and impair investor confidence. If investors are unable to assess our future prospects accurately, the market price of our common stock could be materially adversely affected.

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

Risks Related to Our Company

The preferred equity we received in the Asset Sale is illiquid and may not generate the value we expect.

In connection with the Asset Sale, we received Trackonomy Series C Shares with an agreed value of $50.0 million. There is currently no public market for Trackonomy’s equity securities, and there can be no assurance that any public market for its equity securities will develop in the future or that we will otherwise be able to monetize our investment on favorable terms, or at all. In addition, our investment in Trackonomy is subject to transfer restrictions that may limit our ability to monetize the investment. Subject to limited exceptions, we, or any liquidating trust, grantor trust or similar vehicle established for our benefit and/or the benefit of our stockholders, may transfer our Trackonomy Series C Shares only to a transferee that is an accredited investor, is not a competitor of Trackonomy, subject to specified exceptions, and is reasonably acceptable to Trackonomy. Any transfer also must satisfy a minimum share threshold. In addition, our Trackonomy Series C Shares will be subject to standard market stand-off restrictions in connection with certain liquidity events. We may not be able to sell the preferred equity at the time, price or valuation we desire, or at all, and the value attributed to the preferred equity in the Asset Sale may not reflect the amount we ultimately realize, if any.

The value of our Trackonomy Series C Shares will depend on Trackonomy’s future performance, financial condition, liquidity, strategic decisions and ability to execute its business plan, all of which are outside of our control. In addition, because Trackonomy is a private company and not subject to reporting obligations applicable to public companies, our stockholders will have limited visibility into Trackonomy’s financial performance and prospects. We do not expect to provide periodic financial or operating information or other metrics regarding Trackonomy’s business or performance, other than information required to be disclosed in our periodic reports in connection with our accounting for our Trackonomy Series C Shares. If Trackonomy does not perform as expected, if there is not sufficient information about the Trackonomy available, if the value of Trackonomy's equity declines or if we are unable to realize liquidity from our investment, our financial condition, results of operations and the market price of our common stock could be adversely affected.

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

We are pursuing acquisitions of operating businesses. As discussed in the risk factor entitled “—We may not be able to identify or acquire suitable SaaS businesses on favorable terms, and acquisitions may not achieve the expected benefits”, however, we have only recently begun the process of evaluating potential acquisition targets, and there can be no assurance that we will be able to identify, negotiate or complete one or more acquisitions on acceptable terms or at all.

If we are required to register as an investment company or take other actions to avoid becoming subject to the Investment Company Act, our ability to implement our anticipated go-forward business strategy could be materially impaired. If we are unable to avoid investment company status for any reason, we may instead determine to wind down our business. A wind-down could require us to dispose of assets, including our equity interest in Trackonomy and any SaaS businesses that we may acquire in connection with our planned Physical AI Solutions Business. These divestitures could be at prices below the price we paid or on otherwise unfavorable terms. In addition, if we were deemed to be an investment company and failed to register when required, we could, among other material adverse consequences, become subject to monetary penalties or injunctive relief, and contracts entered into during the period in which we operated as an unregistered investment company could be subject to challenge, including rescission claims.

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

We expect our NOLs and other tax attributes to be important in reducing the taxable gain that may result from the Asset Sale. However, if an ownership change occurs, we may be unable to utilize a significant portion of our NOLs or other tax attributes which could cause a significant portion of those NOLs and tax attributes to expire unused. As a result, we may be unable to realize the full benefit of our NOLs and other tax attributes, which could significantly increase our cash tax obligations and materially and adversely affect our results of operations, cash flows, and financial condition. The ultimate availability of these tax attributes will depend on various factors, including future equity issuances, acquisitions, redemptions, share repurchases or other changes in stock ownership, any future taxable income, and applicable tax laws and regulations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding the Company’s purchases of its common stock during the three months ended September 30, 2026:

	Issuer Purchases of Equity Securities
Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(2)	Average price paid per share	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2026 – July 31, 2026	70,802	$2.93	—	$—	—
August 1, 2026 – August 31, 2026	4,792	2.64	526,014	2.88	7,604,406
September 1, 2026 – September 30, 2026	103,132	2.60	85,130	2.81	7,519,276
Total	178,726	$2.73	611,144	$2.87

(1) Consists of shares surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of RSUs issued to employees and executive officers.

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

Item 5. Other Information

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2026, no director or officer adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description

3.1

Certificate of Amendment to Restated Certificate of Incorporation of INVE Technologies, Inc. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed September 16, 2026).

3.2	Amended and Restated Bylaws of INVE Technologies, Inc., as amended September 15, 2026 (Incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K filed September 16. 2026).

10.1

Governance Letter Agreement dated June 24, 2026 by and among Identiv, Inc. and Bleichroeder LP. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed June 24, 2026).

10.2	Supplement to Governance Letter Agreement dated August 24, 2026 (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed August 24, 2026).

31.1^	Certification of Interim Chief Executive Officer pursuant to Section 302 of the Securities Exchange Act of 1934.

31.2^	Certification of Chief Financial Officer pursuant to Section 302 of the Securities Exchange Act of 1934.

32+	Certification of Interim Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document with embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

INVE TECHNOLOGIES, INC.

November 13, 2026	By:	/S/ James Greenwell
James Greenwell
Interim Chief Executive Officer
(Principal Executive Officer)

November 13, 2026	By:	/S/ Edward Kirnbauer
Edward Kirnbauer
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)